Form 10-Q
period 2010-09-30
Anchor Bancorp
filed 2010-12-22
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-34965

ANCHOR BANCORP

(Exact name of registrant as specified in its charter)

Washington	26-3356075
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	I.D. Number)

601 Woodland Square Loop SE, Lacey, Washington	98530
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(360) 491-2250

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ] No [X]*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]*

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of December 20, 2010 there were no shares of common stock, $.01 par value per share, outstanding.

*  The issuer became subject to the filing requirements of Sections 13 and 15(d) when its Registration Statement on Form S-1 (“Registration Statement”) was declared effective by the Securities and Exchange Commission on November 12, 2010. The Registration Statement included financial statements for the year ended June 30, 2010. This Form 10-Q is being filed pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the first fiscal quarter subsequent to the year reported in the Registration Statement.

ANCHOR BANCORP
FORM 10-Q
TABLE OF CONTENTS

PART 1  - FINANCIAL INFORMATION

Anchor Bancorp, a Washington corporation, was formed in connection with the conversion of Anchor Mutual Savings Bank from the mutual to the stock form of organization.  As of the date hereof, the conversion has not been completed and Anchor Bancorp has not issued any shares of  its common stock, and has no assets or liabilities, and has not conducted any business other than that of an organizational nature.  For a further discussion of Anchor Bancorp’s formation and operations, see the Registration Statement (SEC Registration No. 333-154734).  Based on the foregoing, the information presented in this Form 10-Q is for Anchor Mutual Savings Bank, a subsidiary of Anchor Bancorp.

Item 1 - Financial Statements	Page

Item 1.  Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENT OF FINANCIAL POSITION (In thousands, except share data) (Unaudited)	September 30, 2010	June 30, 2010
ASSETS
Cash and due from banks	$30,216	$32,831
Securities available-for-sale, at fair value, amortized cost of
$43,519 and $45,811	46,215	48,779
Securities held to maturity, at amortized cost, fair value of
$10,057 and $10,710	9,461	10,035
Loans held for sale	1,879	3,947
Loans receivable, net of allowance for loan losses of $10,997
and $16,788	371,619	389,411
Life insurance investment, net of surrender charges	17,095	16,920
Mortgage servicing rights	868	924
Accrued interest receivable	2,225	2,158
Real estate owned	17,695	14,570
Federal Home Loan Bank of Seattle (“FHLB”) stock, at cost	6,510	6,510
Property, premises, and equipment, at cost, less
accumulated depreciation of $14,772 and $14,489	14,264	14,435
Deferred tax asset, net	489	373
Prepaid expenses and other assets	1,333	1,600
Federal income tax receivable	2,312	2,336
Total Assets	$522,181	$544,829

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$29,872	$28,718
Interest bearing	329,638	327,070
Total deposits	359,510	355,788
Accounts payable and other liabilities	3,752	4,109
FHLB advances	110,900	136,900
Supplemental Executive Plan retirement liability	1,930	1,939
Advance payments by borrowers for
taxes and insurance	2,247	1,423
Total liabilities	478,339	500,159
EQUITY
Retained earnings	41,630	42,278
Accumulated other comprehensive income, net of tax	2,212	2,392
Total equity	43,842	44,670
TOTAL liabilities and equity	$522,181	$544,829

See accompanying notes.

ANCHOR BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENT OF OPERATIONS (In thousands, except share data) (Unaudited)	Three Months Ended September 30,
	2010	2009
Interest income:
Loans receivable, including fees	$6,435	$7,674
Investments	88	123
Mortgage-backed securities	606	887
Total interest income	7,129	8,684
Interest expense:
Deposits	1,761	2,991
FHLB advances	905	1,478
Total interest expense	2,666	4,469
Net interest income before provision for loan losses	4,463	4,215
Provision for loan losses	1,180	366
Net interest income after provision for loan losses	3,283	3,849
Noninterest income:
Deposit service fees	670	732
Other deposit fees	219	198
Loan fees	231	263
Gain on sale of mortgages	93	598
Other income	384	284
Total noninterest income	1,597	2,075
Noninterest expense:
Compensation and benefits	2,168	2,192
General and administrative expenses	1,204	1,235
Real estate owned reserve	493	-
FDIC insurance premiums	313	450
Information technology	487	469
Occupancy and equipment	573	620
Deposit services	181	239
Marketing	129	107
Loss on sale of property, premises, and equipment	-	1
Gain (Loss) on sale of real estate owned	(20)	16
Total noninterest expense	5,528	5,329
Income(loss) before provision (benefit) for income tax	(648)	595
Provision (Benefit) for Income Tax
Current	(17)	(75)
Deferred	17	75
Total provision (benefit) for income tax	-	--
Net Income (Loss)	$(648)	$595

See accompanying notes.

ANCHOR BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands) (Unaudited)	Three Months Ended September 30,
	2010	2009

Net Income (Loss)	$(648)	$595

Other Comprehensive Income (loss), net of income tax
Unrealized holding (loss) gain on available-for-sale securities
Net of income tax expense (benefit) of
$(97) and $334, respectively	(148)	648
Adjustment for realized gains included in net
income (loss), net of income tax provision of
$22 and $0, respectively	(32)	0
Other comprehensive income (loss), net of income tax	(180)	648
Comprehensive income (loss)	$(828)	$1,243

See accompanying notes.

ANCHOR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EQUITY
(dollars in thousands) (Unaudited)
	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Tax	Total

Balance at June 30, 2010	$42,278	$2,392	$44,670

Net loss	(648)		(648)

Other comprehensive loss net
of income tax	-	(180)	(180)
Balance, September 30, 2010	$41,630	$2,212	$43.842

See accompanying notes.

ANCHOR BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENT OF CASH FLOWS (dollars in thousands) (Unaudited)	Three Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(648)	$595
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	308	343
Net amortization of premiums on securities	25	30
Amortization, payoffs, and provision for mortgage servicing rights	23	82
Provision for loan losses	1,180	366
Real estate owned impairments	493	-
Deferred income taxes, net of valuation allowance	18	75
Income from life insurance investment	(175)	(176)
(Gain) loss on sale of loans	(93)	(598)
Gain on sale of investments	(54)	--
Loss on sale of property, premises, and equipment	--	1
Loss on sale of real estate owned	(20)	16
Change in operating assets and liabilities:
Accrued interest receivable	70	(21)
Originations of loans held-for-sale	(1,364)	(9,236)
Proceeds from sale of loans held-for-sale	3,524	7,318
Prepaid expenses, other assets, and federal income tax receivable	(272)	(166)
Change in Supplemental Executive Retirement Plan liability	9	10
Accounts payable and other liabilities	227	232
Net cash from operating activities	3,251	(1,129)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	1,191	161
Principal payments on mortgage-backed securities available-for-sale	1,130	1,700
Principal payments on mortgage-backed securities held-to-maturity	570	781
Loan originations, net of undisbursed loan proceeds and principal repayments	10,356	14,291
Proceeds from sale of real estate owned	2,490	1,106
Capital improvements on real estate owned	(129)	(33)
Purchase of property, premises, and equipment	(19)	(8)
Net cash from activities	15,589	17,998

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in advances by borrowers for taxes and insurance	824	740
Net increase (decrease) in deposits	3,721	(46,260)
Proceeds from FHLB advances	47,400	27,400
Repayment of FHLB advances	(73,400)	(20,000)
Net cash from financing activities	(21,455)	(38,120)

(Continued)

See accompanying notes.

ANCHOR BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENT OF CASH FLOWS (Continued) (dollars in thousands) (Unaudited)	Three Months Ended September 30,
	2010	2009

Net Change in Cash and Due From Banks	(2,615)	(21,251)

Cash and Due From Banks, beginning of period	32,831	42,388

Cash and Due From Banks, end of period	$30,216	$21,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash investing activities
Net loans transferred to real estate owned	$5,964	$13,568

Originations of mortgage servicing rights	$23	$169

Loans securitized into mortgage-backed securities	$--	$5,016

Cash paid during the period for:
Interest	$2,858	$4,617

See accompanying notes.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

Note 1 - Nature of Business

Anchor Bancorp (“Company”) was incorporated in September 2008 as the proposed holding company for Anchor Mutual Savings Bank (“Bank”) in connection with the Bank’s plan of conversion from mutual to stock form of ownership. (See Note 3) The Company has no assets at September 30, 2010. The interim financial information presented in this report includes only the interim financial information of the Bank and its subsidiaries.

Anchor Bank is a community-based savings bank primarily serving Western Washington through its 15 full-service banking offices (including five Wal-Mart store locations) and one loan production office located within Grays Harbor, Thurston, Lewis, Pierce, Mason and Clark counties, Washington. Anchor Bank’s business consists of attracting deposits from the public and utilizing those deposits to originate loans.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. For further information, refer to the Bank’s annual audited consolidated financial statements and related notes for the year ended June 30, 2010 included in the Company’s prospectus dated November 12, 2010.

Note 3 – Plan of Conversion and Change in Corporate Form

On July 15, 2008, the Board of Directors of the Bank adopted a plan of conversion (“Plan”) that was amended on August 31, 2010. The Plan sets forth that the Bank proposes to convert into a stock savings bank structure with the establishment of a stock holding company, the Company, as parent of the Bank. The Bank will convert to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to the Company. Pursuant to the Plan, the Bank will determine the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock will be priced at $10.00 per share. In connection with the Plan, the Bank’s Board of Directors will adopt an employee stock ownership plan (“ESOP”) which will subscribe for 4% of the common stock sold in the offering. The Company is being organized as a corporation incorporated under the laws of the State of Washington and will own all of the outstanding common stock of the Bank upon completion of the conversion.

The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. At September 30, 2010, the Bank had incurred $254 of deferred conversion costs. The Bank had incurred deferred conversion costs of $199 as of June 30, 2010.  At the completion of the conversion to stock form, the Bank will establish a liquidation account in the amount of retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefits of eligible savings account holders who maintain deposit accounts in the Bank after conversion. The conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

Note 4 – Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board’s (FASB’s) ASC became effective on July 1, 2009. At that date, the ASC became the FASB’s officially recognized source of authoritative Generally Accepted Accounting Principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related literature. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative.

In December, 2009, the FASB issued Accounting Standards Update 2009-16, Transfer and Servicing (Topic 860) Accounting for Transfers of Financial Assets (ASU) which amends ASC 860-10, Transfers and Servicing-Overall (ASC 860-10) and adds transition paragraphs 860-10-65-3 of ASC 860-10. ASC 860-10 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets, and requires additional disclosures. ASC 860-10 is effective for the Bank for the fiscal year beginning July 1, 2011. The adoption of ASC 860-10 is not expected  to have a material impact on the Bank’s consolidated financial statements.

In January, 2010, the FASB issued ASU 2010-06, (Topic 820)-Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurement and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosure should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Bank’s disclosures about fair value measurements are presented in Note 9. These new disclosure requirements were adopted by the Bank during the year ended June 30, 2010, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a material impact on the Bank’s consolidated financial statements. Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Bank’s consolidated financial statements.

In April 2010, FASB issued ASU No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset, which clarifies the accounting for acquired loans that have evidence of a deterioration in credit quality since origination (referred to as “Subtopic 310-30 Loans”). Under this ASU, an entity may not apply troubled debt restructuring (TDR) accounting guidance to individual Subtopic 310-30 Loans that are part of a pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. Once a pool is established, individual loans should not be removed from the pool unless the entity sells, forecloses, or writes off the loan. Entities would continue to consider whether the pool of loans is impaired if expected cash flows for the pool change. Subtopic 310-30 Loans that are accounted for individually would continue to be subject to TDR accounting guidance. A one-time election to terminate accounting for loans as a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the ASU. This ASU is effective for the quarter ended September 30, 2010. Adoption of this ASU is not expected to significantly impact the Bank’s consolidated financial statements.

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables, and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact, and the segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods ending after December 15, 2010. Adoption of this ASU is expected to significantly expand disclosures within the consolidated financial statements.

Note 5 –Regulatory Order, Economic Environment, and Management’s Plans

On August 12, 2009, the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Order”) with the FDIC, and the Washington Department of Financial Institutions, Division of Banks (“DFI”). The FDIC and DFI determined that the Bank had engaged in unsafe or unsound banking practices. Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the DFI. Other material provisions of the Order require the Bank to: (i) maintain specified capital and liquidity ratios and (ii) prepare and submit progress reports to the FDIC and DFI. The Order will remain in effect until modified or terminated by the FDIC and the DFI. The Bank has been actively engaged in responding to the concerns raised by the FDIC order.

The Order does not restrict the Bank from transacting its normal banking business. The Bank will serve its customers in all areas including making loans, establishing lines of credit, accepting deposits, and processing banking transactions. All customer deposits remain fully insured to the highest limits set by the FDIC. The FDIC and DFI did not impose any monetary penalties. In response to financial results for the year ended June 30, 2010, and to address the provisions of the Order, the Bank has developed specific plans focused on increasing liquidity, reducing nonperforming assets, and improving capital levels.

The Bank’s first priority is to maintain liquidity sufficient to continue to meet all obligations as they come due. The Bank’s second priority is to reduce nonperforming assets. The Bank’s third priority is to increase capital levels in order to offset net losses incurred. The Bank plans to improve capital levels by managing the Bank’s asset size and composition, reducing or maintaining operating costs, as necessary, and obtaining additional equity financing.

As previously announced, the Bank plans to complete a mutual to stock conversion and will offer common stock in conjunction with the conversion. There can be no assurances that the conversion and offering will be completed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Commitments and Capital Resources—Capital” for information regarding the Bank’s regulatory capital requirements.

Management believes the Bank is taking appropriate steps to comply with the Order and has the ability to maintain capital and liquidity ratios in this challenging economic environment over the next 12 months.

Note 6 – Supplemental Disclosure for Earning Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the mutual to stock conversion was not completed as of September 30, 2010, per share earnings data is not meaningful for this quarter or prior comparative periods and is therefore not presented.  Refer to registration statement for additional information.

Note 7 - Investment securities

The amortized cost and estimated fair market values of investment securities, including mortgage-backed securities, available-for-sale, and held-to-maturity (classified by type and contractual maturity) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
September 30, 2010
Securities available-for-sale
Debt securities
Municipal bonds	$1,010	$9	$-	$1,019
Within 1 year	820	32	-	852
After 1 through 5 yr	675	23	-	698
After 5 through 10 yr	865	6	-	871
After 10 yr	-	-	-	-
U.S. government agency securities
After 1 through 5 yr	2,999	131	-	3,130
FHLMC mortgage-backed securities	37,150	2,495	-	39,645
	$43,519	$2,696	$-	$46,215

Securities held-to-maturity
Debt securities
FHLMC mortgage-backed securities	$9,307	$596	$-	$9,903
Municipal bonds
After 10 yr	154	-	-	154
	$9,461	$596	$-	$10,057

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
June30, 2010
Securities available-for-sale
Debt securities
Municipal bonds
Within 1 year	$1,011	$16	$--	$1,027
After 1 through 5 yr	820	35	--	855
After 5 through 10 yr	675	16	--	691
After 10 yr	866	--	(8)	858
U.S. government agency securities
After 1 through 5 yr	2,999	152	--	3,151
FHLMC mortgage-backed securities	39,440	2,757	--	42,197
	$45,811	$2,976	$(8)	$48,779

Securities held-to-maturity
Debt securities
FHLMC mortgage-backed securities	$9,880	$675	$--	$10,555
Municipal bonds
After 10 yr	155	--	--	155
	$10,035	$675	$--	$10,710

At September 30, 2010 and June 30, 2010, zero and one securities, respectively, were in an unrealized loss position for less than twelve months.  The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of September 30, 2010 and June 30, 2010 are as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
September 30, 2010
Securities available-for-sale
Debt securities
Municipal bonds
After 10 years	$-	$-	$-	$-	$-	$-

June 30, 2010
Securities available-for-sale
Debt securities
Municipal bonds
After 10 years	$636	$8	$--	$--	$636	$8

Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore these securities are classified separately with no specific maturity date.

For the three months ended September 30, 2010 and September 30, 2009, proceeds from sales and maturities of securities available-for-sale were $1.2 million and $162, respectively.  Gross realized gains were $54, and gross realized losses were $0 on the sale of securities available-for-sale for the three months ending September 30, 2010.  Gross realized gains were $0 and gross realized losses were $0 on the sale of securities available-for-sale for the three months ended September 30, 2009.

At September 30, 2010 securities with total par values of $6.3 million and total fair values of $6.4 million were pledged to secure certain public deposits. Securities with total par values of $864 and total fair values of $917 were pledged to secure certificates of deposit in excess of FDIC-insured limits. Securities with total par values of $2.8 million and total fair values of $2.8 million were pledged to secure FHLB borrowings. At September 30, 2010 securities with total par values of $932 and a total fair value of $926 were pledged to secure a line of credit with the Federal Reserve Bank.

Note 8 - Loans Receivable

Loans receivable consisted of the following:

	September 30, 2010	June 30, 2010
	(dollars in thousands)
Real estate:
One-to-four family residential	$110,892	$112,835
Multi-family residential	44,482	45,983
Commercial	115,887	118,492
Construction	23,478	36,812
Land loans	7,480	7,843
Total real estate	302,219	321,965

Consumer:
Home equity	41,601	42,446
Credit cards	7,672	7,943
Automobile	7,953	8,884
Other consumer loans	4,021	4,160
Total consumer	61,247	63,433

Commercial business loans	19,993	21,718
Total loans	383,459	407,116

Less
Deferred loan fees and unamortized
discount on purchased loans	843	917
Allowance for loan losses	10,997	16,788
	$371,619	$389,411

The Bank originates both adjustable and fixed-interest-rate loans. At September 30, 2010, the composition of these loans, less undisbursed amounts, was as follows:

	Fixed Rate	Adjustable Rate	Total
	(dollars in thousands)
Less than one year	$31,823	$32,609	$64,432
After one through five years	95,372	31,031	126,403
After five through ten years	53,786	13,747	67,533
After ten years	106,227	18,864	125,091
	$287,208	$96,251	$383,459

Adjustable rate loans have interest rate adjustment limitations and are generally indexed to either the Treasury bill one-year rate or the monthly weighted-average cost of funds for 12th district institutions regulated by the Office of Thrift Supervision, as published by the FHLB of Seattle.

Outstanding commitments to borrowers for loans as of September 30, 2010 totaled $533.  Unfunded commitments under lines of credit as of September 30, 2010 totaled $38.9 million.

The following table sets forth the activity in the allowance for loan losses account for the respective three months periods ended:

	September 30, 2010	September 30, 2009
	(dollars in thousands)
Beginning balance	$16,788	$24,463
Provision for losses	1,180	366
Charge-offs	(7,086)	(3,910)
Recoveries	115	35
	$10,997	$20,954

The following table sets forth the activity in impaired loans:

	September 30, 2010	June 30, 2010
	(dollars in thousands)
Impaired loans without a valuation allowance	$8,095	$8,174
Impaired loans with a valuation allowance	18,430	23,872
Total impaired loans	$26,525	$32,046

Valuation allowance related to impaired loans	$3,714	$8,491

Average investment in impaired loans	$26,524	$33,640

Interest income recognized on a cash basis
on impaired loans	$291	$57

At September 30, 2010 loans (including amounts committed) of $5.8 million represent real estate secured loans that have loan-to-value ratios above supervisory guidelines.

At September 30, 2010, troubled debt restructured loans, included in impaired loans above, totaled $14.6 million. Restructured loans are an option that the Bank uses to minimize risk of loss. The modifications have included items such as lowering the interest on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank’s best interest. At September 30, 2010, there were no commitments to lend additional funds to borrowers whose loans have been modified in troubled debt restructurings. Nonaccrual loans totaled $6.7 million at September 30, 2010. Loans 90 days and over past due still accruing interest were $113 at September 30, 2010.

Note 9 – Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly. The following table shows the Bank’s assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1 and Level 2 for the three months ended September 30, 2010).

	September 30, 2010
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities available-for-sale	$--	$46,215	$--	$46,215

	June 30, 2010
	Level 1	Level 2	Level 3	Total

Securities available-for-sale	$--	$48,779	$--	$48,779

Assets measured at fair value on a nonrecurring basis - Assets and liabilities are considered to be fair valued on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements that require assets or liabilities to be assessed for impairment or recorded at the lower of cost or fair value. The following table presents the Bank’s assets measured at fair value on a nonrecurring basis:

	September 30, 2010
	Level 1	Level 2	Level 3	Total	Total Gains Losses
	(dollars in thousands)
Impaired loans (1)	$-	$-	$13,491	$13,491	$(3,400)
Real estate owned	$-	$-	$17,695	$17,695	$(12,616)
Mortgage servicing rights	$-	$868	$-	$868	$-
Loans held for sale (2)	$1,879	$-	$-	$1,879	$-

(1) The balance disclosed for impaired loans represents the impaired loans where fair value is below cost at September 30, 2010 (unaudited).  The amount disclosed as a loss represents the specific reserve against these loans at September 30, 2010.
(2) The fair value is based on quoted market prices obtained from Federal Home Loan Mortgage Corporation or from direct sales to other third parties. FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

	June 30, 2010
	Level 1	Level 2	Level 3	Total	Total Gains Losses

Impaired loans (1)	$--	$--	$16,473	$16,473	$(8,187)
Real estate owned	$--	$--	$14,570	$14,570	$(8,047)
Mortgage servicing rights	$--	$924	$--	$924	$--
Loans held for sale (2)	$3,391	$--	$--	$3,391	$(52)

(1) The balance disclosed for impaired loans represents the impaired loans where fair value is below cost at June 30, 2010 (unaudited).  The amount disclosed as a loss represents the specific reserve against these loans at June 30, 2010.
(2) The fair value is based on quoted market prices obtained from Federal Home Loan Mortgage Corporation or from direct sales to other third parties. FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

The fair value of impaired loans is determined using either the fair value of collateral less estimated selling costs. The fair value of real estate owned is estimated using the fair value of the collateral less estimated selling costs.  The fair value of mortgage servicing rights is estimated using a model that includes observable assumptions of prepayment speeds, discount rates, and default rates.

There were no transfers out of Level 3 for the three months ended September 30, 2010.The estimated fair values of financial instruments are as follows:

	September 30, 2010		June 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and due from banks	$30,216	$30,216	$32,831	$32,831
Securities available-for-sale	46,215	46,215	48,779	48,779
Securities held-to-maturity	9,461	10,057	10,035	10,710
Loans held-for-sale	1,879	1,879	3,947	3,961
Loans receivable	371,619	342,347	389,411	360,697
Life insurance investment	17,095	17,095	16,920	16,920
Mortgage servicing rights	868	868	924	1,183
Accrued interest receivable	2,225	2,225	2,158	2,158
FHLB stock	6,510	6,510	6,510	6,510

Liabilities:
Demand deposits, savings and money market	156,254	156,254	154,324	154,324
Certificates of deposit	203.256	202,095	201,464	200,976
FHLB advances	110,900	112,497	136,900	138,312
Advance payments by borrowers for taxes and insurance	2,247	2,247	1,423	1,423

Commitments to extend credit represent the principal categories of off-balance-sheet financial instruments. The fair values of these commitments are not material since they are for a short period of time and are subject to customary credit terms.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and due from banks - For cash, the carrying amount is a reasonable estimate of fair value.

Securities - The estimated fair values of investments in debt securities were based on quoted market prices of similar securities.

Loans held-for-sale - The fair value of loans held-for-sale is based on quoted market prices from Federal Home Loan Mortgage Corporation. The FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

Loans receivable - As of September 30, 2010 and June 30, 2010, loans were priced using comparable market statistics. The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each category.

Life insurance investment - The carrying amount is a reasonable estimate of its fair value.

Mortgage servicing rights - The fair value of mortgage servicing rights is estimated using a model that includes assumptions about prepayment speeds, discount rates, and default rates.

FHLB stock - FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. Due to ongoing turmoil in the capital and mortgage markets, the FHLB of Seattle has a risk-based capital deficiency largely as a result of write-downs on their private label mortgage-backed securities portfolios.

Demand deposits, savings, money market, and certificates of deposit - The fair value of the Bank’s demand deposits, savings, and money market accounts is the amount payable on demand. The fair value of fixed-maturity certificates is estimated using a discounted cash flow analysis using current rates offered for deposits of similar remaining maturities.

FHLB advances - The fair value of the Bank’s FHLB advances was calculated using the discounted cash flow method. The discount rate was equal to the current rate offered by the FHLB for advances of similar remaining maturities.

Accrued interest receivable and advance payments by borrowers for taxes and insurance - The carrying value has been determined to be a reasonable estimate of their fair value.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements, which are not statements of historical fact and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to:

•
the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;

•	changes in general economic conditions, either nationally or in our market areas;
•	changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;
•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market area;
•	secondary market conditions for loans and our ability to sell loans in the secondary market;
•
results of examinations of us by the FDIC, DFI or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•	our compliance with the Order or other regulatory enforcement actions;
•
legislative or regulatory changes that adversely affect our business including the effect of the Dodd-Frank Act, changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

•	our ability to attract and retain deposits;
•	further increases in premiums for deposit insurance;
•	our ability to control operating costs and expenses;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	difficulties in reducing risks associated with the loans on our balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	computer systems on which we depend could fail or experience a security breach;
•	our ability to retain key members of our senior management team;
•	costs and effects of litigation, including settlements and judgments;
•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and out ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	our ability to pay dividends on our common stock;
•	adverse changes in the securities markets;
•	inability of key third-party providers to perform their obligations to us;
•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods including relating to fair value accounting and loan loss reserve requirements; and
•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this report.

Some of these and other factors are discussed in our prospectus dated November 12, 2010 under the caption “Risk Factors.”  Such developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements that we make in this quarterly report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for fiscal year 2011 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s financial condition, liquidity and operating performance.

Background and Overview

Anchor Mutual Savings Bank is a Washington chartered mutual savings bank that was organized in 1907 as a Washington state chartered savings and loan association, converted to a federal mutual savings and loan association in 1935, and converted to a Washington state chartered mutual savings bank in 1990.  Anchor Bank is a community-based savings bank primarily serving Western Washington through our 15 full-service banking offices (including five Wal-Mart store locations) and one loan production office located within Grays Harbor, Thurston, Lewis, Pierce, Mason and Clark counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans and we offer a wide range of loan products to meet the demands of our customers.  Historically, lending activities have been primarily directed toward the origination of one- to four-family residential construction, commercial real estate and consumer loans.  Since 1990, we have also offered commercial real estate loans and multi-family loans primarily in Western Washington. To an increasing extent in recent years, lending activities have also included the origination of residential construction loans through brokers, in particular within the Portland, Oregon metropolitan area and increased reliance on non-deposit sources of funds.

Critical Accounting Estimates and Related Accounting Policies

Note 1 to the consolidated financial statements in the registration statement provides a description of critical accounting policies and significant estimates in the financial statements that should be considered in conjunction with the reading of this discussion and analysis.

Comparison of Financial Condition at September 30, 2010 and June 30, 2010

General. Total assets decreased $22.6 million, or 4.2%, to $522.2 million at September 30, 2010 from $544.8 million at June 30, 2010.  The decrease in assets during this period was primarily a result of a $17.8 million or 4.6% decrease in loans receivable and a $2.6 million, or 6.0%, decrease in total mortgage-backed securities available for sale to $39.6 million at September 30, 2010 from $42.2 million at June 30, 2010.  Total real estate owned increased $3.1 million, or 21.5%, to $17.7 million at September 30, 2010 from $14.6 million at June 30, 2010 reflecting the migration of problem loans through the foreclosure process into real estate owned.  Total liabilities decreased $21.8 million or 4.4% from $478.3 million at September 30, 2010 compared to $500.2 million at June 30, 2010.  The decrease in our balance sheet facilitated our efforts to comply with the regulatory capital requirements under the Order.  Total deposits increased $3.7 million, or 1.0%, to $359.5 million at September 30, 2010 from $355.8 million at June 30, 2010. Money market deposits increased $4.3 million or 6.0% due to our continued focus on core deposits. Brokered deposits decreased $5.0 million or 23.0% to $16.7 million at September 30, 2010.  Our total borrowings, which consisted of FHLB advances, decreased $26.0 million from June 30, 2010 to September 30,

2010. The average cost of advances decreased from 3.75% during the year ended June 30, 2010 to 3.00% during the three months ended September 30, 2010.

Assets. For the three months ended September 30, 2010, total assets decreased $22.6 million. The following table details the increases and decreases in the composition of our assets from June 30, 2010 to September 30, 2010:

			Increase/(Decrease)

	Balance at September 30, 2010	Balance at June 30, 2010	Amount	Percent
	(dollars in thousands)
Cash and amounts due from banks	$30,216	$32,831	$(2,615)	(8.0)%
Mortgage-backed securities available for sale	39,645	42,197	(2,552)	(6.0)
Mortgage-backed securities, held to maturity	9,307	9,880	(573)	(5.8)
Loans receivable, net of allowance for loan losses	371,619	389,411	(17,792)	(4.6)

From June 30, 2010 to September 30, 2010, cash and due from banks decreased $2.6 million.  This decrease was a result of normal operations, to fund our managed decline in borrowings.

Mortgage-backed securities decreased $3.1 million to $49.0 million at September 30, 2010 from $52.1 million at June 30, 2010. During the three months ended September 30, 2010, no fixed rate mortgage-backed securities were securitized by us through Freddie Mac. We securitize and sell mortgage loans to manage interest rate sensitivity and capital requirements, supplement loan originations and provide liquidity.  During the three months ended September 30, 2010, we sold $1.2 million in securities compared to $16.2 million in securities for the year ended June 30, 2010.

Loans receivable, net, decreased $17.8 million to $371.6 million at September 30, 2010 from $389.4 million at June 30, 2010 primarily as a result of the continuation of our focus to decrease loans receivable as well as declines from loan repayments and the increase in real estate owned. During the three months ended September 30, 2010, $6.0 million of non-performing loans were transferred to real estate owned. During the three months ended September 30, 2010, our construction loans decreased $13.3 million and our commercial real estate loans decreased $4.1 million.

Deposits.  Deposits increased $3.7 million, or 1.0%, to $359.5 million at September 30, 2010 from $355.8 million at June 30, 2010.  A significant portion of the increase was in money market deposits which increased $4.3 million and retail certificates of deposit which increased $6.8 million.  The increases are related to our focus on increasing retail deposits and reducing our reliance on wholesale funds.  Between September 30, 2009 and September 30, 2010 we reduced our brokered certificates of deposit $48.6 million or 74.4% as part of our strategy to comply with the Order. During the three months ended September 30, 2010 we continued to reduce our brokered certificates of deposit which decreased $5.0 million during this period.

     The following table details the changes in deposit accounts:

			Increase/(Decrease)

	Balance at September 30, 2010	Balance at June 30, 2010	Amount	Percent
	(dollars in thousands)
Noninterest-bearing demand deposits	$29,872	$28,718	$1,154	4.0%
Interest-bearing demand deposits	21,047	25,483	(4,436)	(17.4)
Money market accounts	74,624	70,367	4,257	6.0
Savings deposits	30,711	29,756	955	3.2
Certificates of deposit
Retail certificates	186,517	179,739	6,778	3.8
Brokered certificates	16,739	21,725	(4,986)	(23.0)
Total deposit accounts	$359,510	$355,788	$3,722	1.0%

Borrowings.  FHLB advances decreased $26.0 million, or 19.0%, to $110.9 million at September 30, 2010 from $136.9 million at June 30, 2010. The decrease in borrowings was related to our continued focus on reducing our reliance on wholesale deposits.

Equity.  Total equity decreased $828 or 1.9%, to $43.8 million at September 30, 2010 from $44.7 million at June 30, 2010.  The decrease was related to our net loss of ($648) and ($180) in other comprehensive loss.

Comparison of Operating Results for the Three Months ended September 30, 2010 and September 30, 2009

General.  Net loss for the three months ended September 30, 2010 was $(648) compared to net income of $595 for the three months ended September 30, 2009.

Net Interest Income.  Net interest income increased $248 or 5.9%, to $4.5 million for the three months ended September 30, 2010, from $4.2 million for the three months ended September 30, 2009. The increase in net interest income was primarily attributable to the increase of our net interest margin.

Our net interest margin increased 88 basis points to 3.66% for the three months ended September 30, 2010, from 2.78% for the same period of the prior year. The cost of interest-bearing liabilities decreased 87 basis points to 2.36% for the three months ended September 30, 2010 compared to 3.23% for the same period of the prior year primarily due to a lower cost of FHLB borrowings and certificates of deposit.  The decline was related to the repricing of our FHLB borrowings, money market accounts and certificates of deposit to lower current rates and a $5.0 million decline in brokered certificates of deposit during the three months ended September 30, 2010.

The cost of borrowed funds from the FHLB decreased to 3.0% during the three months ended September 30, 2010 from 4.44% for the same period of the prior year.  The following table sets forth the results of balance sheet growth and changes in interest rates to our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
	Increase (Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$181	$(1,420)	$(1,239)
Mortgage-backed securities	18	(299)	(281)
Investment securities, FHLB stock and cash and due from banks	(25)	(10)	(35)
Total net change in income on interest-earning assets	$174	$(1,729)	$(1,555)

Interest-bearing liabilities:
Savings deposits	$--	$2	$2
Interest-bearing demand deposits	(16)	(2)	(18)
Money market accounts	(194)	(203)	(397)
Certificates of deposit	(350)	(467)	(817)
FHLB advances	(435)	(138)	(573)
Total net change in expense on interest-bearing liabilities	(995)	(808)	(1,803)
Total increase in net interest income	$1,169	$(921)	$248

Interest Income. Total interest income for the three months ended September 30, 2010 decreased $1.6 million, or 17.9%, to $7.1 million, from $8.7 million for the three months ended September 30, 2009. The decrease during the period was primarily attributable to the decline in net loans receivable over the last year.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest income for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010		2009		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2009
	(in thousands)

Loans receivable, net (1)	$394,221	6.53%	$483,638	6.35%	$(1,239)
Mortgage-backed securities	47,773	5.07	72,109	4.92	(281)
Investment securities	6,525	4.29	9,057	4.37	(29)
FHLB stock	6,510	--	6,510	--	--
Cash and due from banks	32,315	0.22	34,020	0.28	(6)
Total interest-earning assets	$487,344	5.85%	$605,334	5.48%	$(1,555)

(1) Average loans receivable includes non performing loans and does not include net deferred loan fees.       Interest income does not include non-accrual loans.

Interest Expense.  Interest expense decreased $1.8 million, or 40.3%, to $2.7 million for the three months ended September 30, 2010 from $4.5 million for the three months ended September 30, 2009 primarily due to a decline in our cost of funds.  The average balance of total interest-bearing liabilities decreased $101.9 million, or 18.4%, to $450.9 million for the three months ended September 30, 2010 from $552.8 million for the three months ended September 30, 2009. The decrease was primarily a result of a $51.3 million decline due to repricing in the portfolio and to a lesser extent, a $37.8 million decrease in money market accounts as a result of a money market account promotion that ended on August 31, 2009.

As a result of general market rate decreases along with the reduction in outstanding brokered certificates of deposits, the average cost of funds for total interest-bearing liabilities decreased 87 basis points to 2.36% for the three months ended September 30, 2010 compared to 3.23% for the three months ended September 30, 2009.

The following table details average balances, cost of funds and the change in interest expense for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010		2009		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2008
	(dollars in thousands)

Savings deposits	$30,264	0.77%	$29,109	0.77%	$2
Interest-bearing demand deposits	22,352	0.30	23,847	0.59	(18)
Money market deposits	71,895	1.07	109,698	2.15	(397)
Certificates of deposit	205,682	2.90	256,985	3.60	(817)
FHLB advances	120,733	3.00	133,200	4.44	(573)
Total interest-bearing liabilities	$450,926	2.36%	$552,839	3.23%	$(1,803)

Provision for Loan Losses.  In connection with its analysis of the loan portfolio for the three months ended September 30, 2010, management determined that a provision for loan losses of $1.2 million was required for the three months ended September 30, 2010, compared to a provision for loan losses of $366 established for the three months ended September 30, 2009. The $814 increase in the provision reflects the continued weakness in both the general economy and real estate market and an updated appraisal on a loan secured by a construction loan on a mini storage facility that was $1.3 million less than the amount of the loan.  Non-performing assets were $26.7 million or 5.1% of total assets at September 30, 2010, compared to $56.5 million, or 9.2% of total assets at September 30, 2009.  Management considers the allowance for loan losses at September 30, 2010 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the three months ended September 30, 2010 and 2009.

The provision for loan losses is impacted by the types of loans and the risk factors associated with each loan type in the Bank’s portfolio. As the Bank increases its commercial and commercial real estate loan portfolios, the Bank anticipates it will increase its allowance for loan losses based upon the higher risk characteristics associated with commercial loans compared with one- to four- family residential loans, which have historically comprised the majority of the Bank’s loan portfolio.

	Three Months Ended September 30,
	2010	2009
	(dollars in thousands)
Provision for loan losses	$1,180	$366
Net charge-offs	6,971	3,875
Allowance for loan losses	10,997	20,954
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	2.9%	4.4%
Nonaccrual and 90 days or more past due loans	$8,924	$44,339
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	123.2%	47.3%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	2.3%	9.4%
Total loans	$383,459	$473,016

Noninterest Income.  Noninterest income decreased $478 or 23.0%, to $1.6 million for the three months ended September 30, 2010 from $2.1 million for the three months ended September 30, 2009.  The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended September 30,		Increase (decrease)
	2010	2009	Amount	Percent
	(dollars in thousands)
Deposit services fees	$670	$732	$(62)	(8.5)%
Other deposit fees	219	198	21	10.6
Loan fees	231	263	(32)	(12.2)
Profit (loss) on sale of loans	93	598	(505)	(84.4)
Other income	384	284	100	35.2
Total noninterest income	$1,597	$2,075	$(478)	(23.0)%

Noninterest income decreased during the three months ended September 30, 2010 primarily as a result of the decrease of loans sold in the secondary market and there was a sale in August 2009 of $13.2 million in single family loans that resulted in a gain of $331with no comparable gain during the three months ended September 30, 2010.

Noninterest Expense.  Noninterest expense increased $199, or 3.7%, to $5.5 million for the three months ended September 30, 2010 from $5.3 million for the three months ended September 30, 2009.  The following table provides an analysis of the changes in the components of noninterest expense:

	Three Months Ended September 30,		Increase (decrease)
	2010	2009	Amount	Percent
	(dollars in thousands)

Compensation and benefits	$2,168	$2,192	$(24)	(1.1)%
General and administrative expenses	1,204	1,235	(31)	(2.5)
Real estate owned impairment	493	--	493	N/A
FDIC Insurance premium	313	450	(137)	(30.4)
Information technology	487	469	18	3.8
Occupancy and equipment	573	620	(47)	(7.6)
Deposit services	181	239	(58)	(24.3)
Marketing	129	107	22	20.6
Net loss on sale of REO	(20)	16	(36)	(225.0)
Loss on sale of property, premises and equipment	--	1	(1)	N/A
Total noninterest expense	$5,528	$5,329	$199	3.7%

Major components of the increase in noninterest expense include:

Our real estate owned reserve increased $493 for the three months ended September 30, 2010 as we established this reserve a result of the decline in real estate owned values due to the continued weakness in the housing market.

Our efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 91.2% for the three months ended September 30, 2010 compared to 84.7% for the three months ended September 30, 2009. The increase in efficiency ratio was primarily attributable to the decrease in fee income and the increase in expenses. By definition, a lower efficiency ratio would be an indication that we are more efficiently utilizing resources to generate net interest income and other fee income.

Provision (benefit) for Income Tax.  There was no impact for a tax benefit for income tax for the three months ended September 30, 2010 or for the comparable period in 2009.  As a result of prior adjustments, there was no tax provision or benefit in either period and consequently our combined federal and state effective income tax rate for both periods was 0%.

Deferred tax assets are deferred tax liabilities attributable to deductible temporary differences and carryforwards.  After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance.  A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability.  Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law.  Based upon the available evidence, our valuation allowance was $3.3 million and $5.1 million at September 30, 2010 and September 30, 2009, respectively.

Compliance with the Order

On August 12, 2009, Anchor Bank became subject to the Order, issued with its consent, by the FDIC and DFI. The Order is a formal corrective action pursuant to which Anchor Bank has agreed to take certain measures in the areas of capital, loan loss allowance determination, risk management, liquidity management, board oversight and monitoring of compliance, and imposes certain operating restrictions on Anchor Bank.  Management and the board of trustees have been taking action and implementing programs to comply with the requirements of the Order.  Information regarding Anchor Bank’s compliance with the Order is included in “Risk Factors -- Cease and Desist Order” in the prospectus.

Liquidity, Commitments and Capital Resources

Liquidity. We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. Historically, we have maintained cash flow above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a monthly basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are from customer deposits, loan repayments, loan sales, investment payments, maturing investment securities and advances from the FHLB of Seattle. These funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition.

We believe that our current liquidity position is sufficient to fund all of our existing commitments.  At September 30, 2010, the total approved loan origination commitments outstanding amounted to $533.   At the same date, unused lines of credit were $38.4 million.

For purposes of determining our liquidity position, we use a concept of basic surplus, which is derived from the total of available for sale investments, as well as other liquid assets, less short-term liabilities.  Our board of directors has established a target range for basic surplus of 5% to 7%.  During the quarter ended September 30, 2010, our average basic surplus was 9.51%.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or mortgage-backed securities. On a longer-term basis, we maintain a strategy of investing in various lending products.  We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities.

Certificates of deposit scheduled to mature in one year or less at September 30, 2010 totaled $97.7 million with $10.7 million of that amount in brokered deposits. Management’s policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with Anchor Bank. In addition, we had the ability at
September 30, 2010 to borrow an additional $25.5 million from the FHLB of Seattle.

We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices, or in a reasonable time frame, to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

Our primary source of funds is our deposits. When deposits are not available to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: cash management from the FHLB of Seattle, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. Alternatively, we may also liquidate assets to meet our funding needs.  On a monthly basis, we estimate our liquidity sources and needs for the corning three-month, six-month, and one-year time periods. Also, we determine funding concentrations and our need for sources of funds other than deposits. This information is used by our Asset Liability Management Committee in forecasting funding needs and investing opportunities.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. Upon completion of the Bank’s conversion, the Company’s primary source of income will be dividends received from the Bank.  Our strategic business plan filed with the FDIC in connection with the Order contemplates no payment of dividends throughout the three-year period covered by the plan and we do not expect to be permitted to pay dividends as long as the Order remains in effect.  In addition, the FDIC’s non-objection of the conversion restricts us from making any distributions to stockholders that represent a return of capital without the written non-objection of the FDIC Regional Director.  At September 30, 2010, the Company had no liquid assets.

Off-Balance Sheet Arrangements.  The Bank is party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of the Bank’s customers.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated balance sheets.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments.  Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The same credit policies are used in making commitments as are used for on-balance sheet instruments.  Collateral is required in instances where deemed necessary.

Undisbursed balances of loans closed include funds not disbursed but committed for construction projects.  Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit.

Commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily used to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of September 30, 2010:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Due in One Year
	(dollars in thousands)
Commitments to originate loans	$533	$533
Lines of Credit (1)
Fixed rate (2)	$11,570	$11,570
Adjustable rate	$26,803	$26,803
Undisbursed balance of loans closed	$38,906	$38,906

(1) At September 30, 2010 there were no reserves for unfunded commitments. (2) Stand by Letters of Credit included.

Capital.  Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards and the Order. Anchor Bank’s total regulatory capital was $46.4 million at September 30, 2010, or 12%, of total assets on that date. As of September 30, 2010, we exceeded all regulatory capital requirements to be considered well capitalized as of that date.  Our regulatory capital ratios at September 30, 2010 were as follows: Tier 1 capital 7.8%; Tier 1 (core) risk-based capital 10.7%; and total risk-based capital 12.0%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. Although we were “well capitalized” at September 30, 2010 based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, we are no longer regarded as “well capitalized” for federal regulatory purposes as a result of the deficiencies cited in the Order.  As a result of this reclassification, our borrowing costs and terms from the Federal Reserve Board and the FHLB, as well as our FDIC deposit insurance premiums increased.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s Board of Directors has established an asset and liability management policy to guide management in maximizing net interest rate spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, changes in net interest income, credit risk and profitability. The policy includes the use of an Asset Liability Management Committee whose members include certain members of senior management. The Committee’s purpose is to communicate, coordinate and manage the Company’s asset/liability positions consistent with the business plan and Board-approved policies. The Asset Liability Management Committee meets monthly to review various areas including:

•	economic conditions;
•	interest rate outlook;
•	asset/liability mix;
•	interest rate risk sensitivity;
•	change in net interest income;
•	current market opportunities to promote specific products;
•	historical financial results;
•	projected financial results; and
•	capital position.

The Committee also reviews current and projected liquidity needs monthly. As part of its procedures, the Asset Liability Management Committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential change in market value of portfolio equity that is authorized by the Board of Directors.

The rates of interest the Company earns on assets and pays on liabilities generally are established contractually for a period of time. Market interest rates change over time. Loans generally have longer maturities than deposits. Accordingly, the Company’s results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and the Company’s ability to adapt to these changes is known as interest rate risk and is the Company’s most significant market risk.

In recent years, management has primarily have utilized the following strategies in its efforts to manage interest rate risk:

•	increased originations of shorter term loans and particularly, home equity loans and commercial business loans;
•	structured certain borrowings with maturities that match fund the loan portfolios; and
•
securitized single family loans to available for sale investments which generates cash flow as well as allows the flexibility of managing interest rate risk as well as selling the investment when appropriate.

Interest rate sensitivity is measured on a quarterly basis utilizing an internal model. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of the Company’s assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from such assumptions. The assumptions used are based upon proprietary and market data and reflect historical results and current market conditions. These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios. An independent service was used to provide market rates of interest and certain interest rate assumptions to determine prepayments and maturities of loans, investments and borrowings and decay rates on deposits. Time deposits are modeled to reprice to market rates upon their stated maturities. Management has assumed that non-maturity deposits can be maintained with rate adjustments not directly proportionate to the change in market interest rates.

There has not been any material change in the market risk disclosures contained in the Company’s prospectus dated November 12, 2010.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing.  The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business.  While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent every error or instance of fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Company’s financial position or results of operations.

Item 1A.  Risk Factors

For information regarding the company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on November 19, 2010.  As of September 30, 2010, the risk factors of the Company have not changed materially from those disclosed in the prospectus

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
10.1	Form of Anchor Bank Employee Severance Compensation Plan (1)
10.2	Anchor Mutual Savings Bank Phantom Stock Plan (1)
10.3	Form of 401(k) Retirement Plan (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
______
(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-154734)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP

Date: December 20, 2010	/s/Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 20, 2010	/s/Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act