Form 10-Q
period 2010-12-31
Anchor Bancorp
filed 2011-02-11
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-34965

ANCHOR BANCORP
(Exact name of registrant as specified in its charter)

Washington	26-3356075
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	I.D. Number)

601 Woodland Square Loop SE, Lacey, Washington	98503
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(360) 491-2250

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of February 8, 2011 there were 2,550,000, shares of common stock, $.01 par value per share, outstanding.

*  At December 31, 2010, the registrant was not an operating company.  The registrant became subject to the filing requirements of Sections 13 and 15(d) when its Registration Statement on Form S-1 (“Registration Statement”) was declared effective by the Securities and Exchange Commission on November 12, 2010. On January 25, 2011, the registrant completed its initial stock offering of 2,550,000 shares of common stock.

ANCHOR BANCORP
FORM 10-Q
TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Anchor Bancorp, a Washington corporation, was formed in connection with the conversion of Anchor Mutual Savings Bank “Bank” from the mutual to the stock form of organization.  On January 25, 2011, the Bank completed its conversion from mutual to stock form, changed its corporate title to “Anchor Bank” and became the wholly owned subsidiary of the Company.  In the conversion, the Company sold an aggregate of 2,550,000 shares of common stock at a price of $10.00 per share in a subscription, community and syndicated community offering.  Because the Bank’s conversion and the Company’s stock offering were consummated on January 25, 2011, the Company was not an operating company at December 31, 2010.  As a result, the information presented in this quarterly report on Form 10-Q for the Bank only.  For a further discussion of Anchor Bancorp’s formation and operations, see the Registration Statement (SEC Registration No. 333-154734), which includes financial statements for the year ended June 30, 2010.

Item 1.  Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (Dollars in thousands) (Unaudited)	December 31, 2010	June 30, 2010

ASSETS
Cash and due from banks	$27,336	$32,831
Investments available for sale, at fair value	40,868	48,779
Investments held to maturity, at amortized cost	8,689	10,035
Loans held for sale	1,834	3,947
Loans receivable, net of allowance for loan losses of $10,902
and $16,788	355,824	389,411
Bank owned life insurance	17,270	16,920
Accrued interest receivable	1,930	2,158
Real estate owned	16,494	14,570
Federal Home Loan Bank “FHLB” of Seattle stock, at cost	6,510	6,510
Premises and equipment, net	13,534	14,435
Federal income tax receivable	2,312	2,336
Deferred tax asset, net	668	373
Prepaid expenses and other assets	2,029	2,524
Total assets	$495,298	$544,829

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$28,179	$28,718
Interest-bearing	314,457	327,070
Total deposits	342,636	355,788
FHLB advances	98,400	136,900
Advance payments by borrowers for taxes and insurance	1,457	1,423
Supplemental Executive Retirement Plan liability	1,921	1,939
Accounts payable and other liabilities	7,514	4,109
Total liabilities	451,928	500,159

COMMITMENTS AND CONTINGENCIES

EQUITY
Retained earnings	41,504	42,278
Accumulated other comprehensive income, net of tax	1,866	2,392
Total equity	43,370	44,670
Total liabilities and equity	$495,298	$544,829

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENT OF OPERATIONS (Dollars in thousands) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Interest income:
Loans receivable, including fees	$5,915	$7,473	$12,350	$15,147
Investments	86	107	174	230
Mortgage-backed securities	550	783	1,156	1,670

Total interest income	6,551	8,363	13,680	17,047

Interest expense:
Deposits	1,511	2,450	3,272	5,441
FHLB advances	473	1,364	1,378	2,842

Total interest expense	1,984	3,814	4,650	8,283

Net interest income before provision for loan losses	4,567	4,549	9,030	8,764

Provision for loan losses	330	1,216	1,510	1,582

Net interest income after provision for loan losses	4,237	3,333	7,520	7,182

Noninterest income
Deposit service fees	594	689	1,264	1,421
Other deposit fees	212	195	431	393
Gain on sale of investments	81	25	135	25
Loan fees	302	220	533	483
Gain on sale of loans	95	230	188	828
Other income	341	270	671	554

Total noninterest income	1,625	1,629	3,222	3,704

Noninterest expense
Compensation and benefits	2,161	2,179	4,329	4,371
General and administrative expenses	1,269	1,294	2,470	2,529
Real estate owned impairment	791	1,348	1,287	1,348
Federal Deposit Insurance Corporation “FDIC” insurance premiums	312	450	625	900
Information technology	525	455	1,012	924
Occupancy and equipment	597	678	1,170	1,298
Deposit services	165	222	346	461
Marketing	146	107	275	214
Loss on sale of premises and equipment	168	1	168	2
(Gain) on sale of real estate owned	(146)	(53)	(166)	(37)

Total noninterest expense	5,988	6,681	11,516	12,010

Loss before benefit for income tax	(126)	(1,719)	(774)	(1,124)

Provision for benefit for income tax	-	(2,958)	-	(2,958)

Net Income (loss)	$(126)	$1,239	$(774)	$1,834

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands) (Unaudited)
	Retained Earnings	Accumulated Other Comprehensive Income , Net of Income Tax	Total

Balance at June 30, 2010	$42,278	$2,392	$44,670

Net loss	(774)	-	(774)
Unrealized holding loss on available-for-sale securities net of income tax benefit of $312,000	-	(615)	(615)

Adjustment for realized gains included in
net loss, net of income tax provision of $46,000	-	89	89

Other comprehensive loss, net of income tax	-	-	(1,300)

Balance at December 31, 2010	$41,504	$1,866	$43,370

	Retained Earnings	Accumulated Other Comprehensive Income , Net of Income Tax	Total

Balance at June 30, 2009	$41,858	$1,056	$42,914

Net income	1,834	-	1,834
Unrealized holding gain on available-for-sale securities net of income tax benefit of $137,000	-	257	257

Adjustment for realized gains included in net
income, net of income tax provision of $8,000	-	17	17

Other comprehensive loss, net of income tax	-	-	2,108

Balance at December 31, 2009	$43,692	$1,330	$45,022

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENT OF CASH FLOWS (dollars in thousands) (Unaudited)	Six Months Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(774)	$1,834
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	600	680
Net amortization of premiums on securities	50	111
Provision for loan losses	1,510	1,582
Real estate owned impairment	1,287	1,348
Deferred income taxes, net of valuation allowance	105	(1,807)
Income from bank owned life insurance	(350)	(354)
Originations of loans held for sale	(5,739)	(10,553)
Proceeds from sale of loans held for sale	11,861	29,375
Loss on sale of premises and equipment	168	2
Gain on sale of real estate owned	(166)	(37)
Change in operating assets and liabilities:
Accrued interest receivable	228	(164)
Prepaid expenses, other assets, and federal income tax receivable	332	(776)
Supplemental Executive Retirement Plan liability	19	19
Accounts payable and other liabilities	(3,594)	729
Net cash provided by operating activities	5,537	21,989
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available for sale securities	4,035	13,871
Principal payments on mortgage-backed securities available for sale	3,258	3,345
Principal payments on mortgage-backed securities held to maturity	1,339	1,297
Net decrease in loans receivable, net	27,770	2,872
Proceeds from sale of real estate owned	4,652	2,646
Capital improvements on real estate owned	(166)	(97)
Purchase of premises, and equipment	(302)	(129)
Net cash provided by investing activities	40,586	23,805

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decreases in deposits	(13,152)	(73,004)
Net change in advance payments by borrowers for taxes and insurance	34	77
Proceeds from FHLB advances	47,543	39,900
Repayment of FHLB advances	(86,043)	(32,500)
Net cash used in financing activities	(51,618)	(65,527)

(Continued)

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENT OF CASH FLOWS (Continued) (dollars in thousands) (Unaudited)	Six Months Ended December 31,
	2010	2009

Net Change in Cash and Due From Banks	(5,495)	(19,733)

Beginning of period	32,831	42,388

End of period	$27,336	$22,655

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash investing activities
Net loans transferred to real estate owned	$7,532	$12,332

Portfolio loans transferred to loans held-for-sale	$-	$13,170

Loans securitized into mortgage-backed securities	$-	$5,016

Cash paid during the period for:
Interest	$4,887	$8,594

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

Note 1 - Nature of Business

Anchor Bancorp (“Company”) was incorporated in September 2008 as the proposed holding company for Anchor Mutual Savings Bank (“Bank”) in connection with the Bank’s plan of conversion from mutual to stock form of ownership (See Note 3 of these Selected Notes to Consolidated Financial Statements), which was completed on January 25, 2011.   The Company has no assets at December 31, 2010. The interim financial information presented in this report includes only the interim financial information of the Bank and its subsidiaries.

Anchor Bank is a community-based savings bank primarily serving Western Washington through its 15 full-service banking offices (including five Wal-Mart store locations) and one loan production office located within Grays Harbor, Thurston, Lewis, Pierce, Mason and Clark counties, Washington. Anchor Bank’s business consists of attracting deposits from the public and utilizing those deposits to originate loans.  As a mutual savings bank, the Bank had a Board of Trustees that directed its activities.  Following the conversion, the Bank’s Board of Trustees continued as a Board of Directors.  For purposes of this Form 10-Q references herein to the Board of Directors also include the Board of Trustees of the Bank in its mutual form, as the context requires.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and six months ended December 31, 2010, are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. For further information, refer to the Bank’s annual audited consolidated financial statements and related notes for the year ended June 30, 2010 included in the Company’s prospectus dated November 12, 2010.  Certain prior year amounts have been reclassified to conform to current year presentation. The reclassifications had no impact on net income (loss) or equity.

Note 3 – Plan of Conversion and Change in Corporate Form and Subsequent Events

            On January 25, 2011, in accordance with a Plan of Conversion (“Plan”) adopted by its Board of Directors and as approved by its depositors and borrower members, the Bank converted from a mutual savings bank to a stock savings bank, changed its corporate title to “Anchor Bank” and became the wholly-owned subsidiary of the Company, a bank holding company registered with the Board of Governors of the Federal Reserve System.  In connection with the conversion, the Company issued an aggregate of 2,550,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $25.5 million.   The cost of conversion and the issuance of capital stock was approximately $2.1 million which was deducted from the proceeds of the offering.

The Company retained 10% or $2.3 million of the net conversion proceeds and purchased 1,000 shares of the Bank’s capital stock in exchange for 90% or $21.1 million of the net conversion proceeds.  The Bank intends to use this additional capital for future lending and investment activities and for general and other corporate purposes subject to regulatory limitations.

Pursuant to the Plan, the Bank’s Board of Directors adopted an employee stock ownership plan (“ESOP”) which subscribed for 4% of the common stock sold in the offering or 102,000 shares.  As provided for in the Plan, the Bank established a liquidation account in the amount of retained earnings as reflected in the final prospectus. The liquidation account will be maintained for the benefits of eligible savings account holders as of June 30, 2007 and supplemental eligible account holders as of September 30, 2010 who maintain deposit accounts in the Bank

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

after conversion. The conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

Note 4 – Recently Issued Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-16, Transfer and Servicing (Topic 860) Accounting for Transfers of Financial Assets which amends ASC 860-10, Transfers and Servicing-Overall (ASC 860-10) and adds transition paragraphs 860-10-65-3 of ASC 860-10. ASC 860-10 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets, and requires additional disclosures. ASC 860-10 is effective for the Bank for the fiscal year beginning July 1, 2011. The adoption of ASC 860-10 is not expected to have a material impact on the Bank’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, (Topic 820)-Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurement and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosure should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Bank’s disclosures about fair value measurements are presented in Note 9. These new disclosure requirements were adopted by the Bank during the year ended June 30, 2010, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a material impact on the Bank’s consolidated financial statements. Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Bank’s consolidated financial statements.

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables, and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact, and the segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. The Bank adopted ASU during the quarter ended December 31, 2010. Adoption of this ASU has significantly expanded the disclosures within the consolidated financial statements.

In January 2011, the FASB issued ASI 2011-01 (Topic 310) –Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings, the amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructuring in Update 2010-20 for public entities.  The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructure will then be coordinated.  Currently, the guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

.

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

On January 25, 2011, the Bank completed its mutual to stock conversion.  In connection with the conversion, the Company issued an aggregate of 2,550,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $25.5 million.  The Company retained 10% or $2.3 million of the net conversion proceeds and purchased 1,000 shares of the Bank’s capital stock in exchange for 90% or $21.1 million of the net conversion proceeds.  Although the Bank is “well capitalized” at December 31, 2010 based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, because of the deficiencies cited in the Order, we are no longer regarded as “well capitalized” for federal regulatory purposes.  The Bank intends to use this additional capital for future lending and investment activities and for general and other corporate purposes pursuant to regulatory limitations included in the Order.

Management believes the Bank is taking appropriate steps to comply with the Order and has the ability to maintain capital and liquidity ratios in this challenging economic environment over the next 12 months.

Note 6 – Supplemental Disclosure for Earning Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the mutual to stock conversion was not completed as of December 31, 2010, per share earnings data is not meaningful for this quarter or prior comparative periods and is therefore not presented.  Refer to Registration Statement for additional information.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

Note 7 – Investments

The amortized cost and estimated fair market values of investment securities, including mortgage-backed securities, available-for-sale, and held-to-maturity (classified by type and contractual maturity) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
	(In thousands)
December 31, 2010
Investments available for sale
Municipal bonds	$2,718	$42	$	(27)	$2,733
U.S. government agency securities	2,999	100		-	3,099
FHLMC mortgage-backed securities	32,982	2,054		-	35,036
	$38,699	$2,196		$(27)	$40,868

Investments held to maturity
FHLMC mortgage-backed securities	$8,537	$551		$-	$9,088
Municipal bonds	152	-		-	152
	$8,689	$551		$-	$9,240

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2010
Investments available for sale
Municipal bonds	$3,372	$67	$(8)	$3,431
U.S. government agency securities	2,999	152	-	3,151
FHLMC mortgage-backed securities	39,440	2,757	-	42,197
	$45,811	$2,976	$(8)	$48,779

Investments held to maturity
FHLMC mortgage-backed securities	$9,880	$675	$-	$10,555
Municipal bonds	155	-	-	155
	$10,035	$675	$-	$10,710

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

At December 31, 2010 and June 30, 2010, there was one security in an unrealized loss position for less than twelve months.  The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of December 31, 2010 and June 30, 2010 are as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

December 31, 2010
Investments available for sale
Municipal bonds	$618	$27	$-	$-	$618	$27

June 30, 2010
Investments available for sale
Municipal bonds	$636	$8	$-	$-	$636	$8

        Contractual maturities of securities at December 31, 2010 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore these securities are classified separately with no specific maturity date.

December 31, 2010	Amortized Cost	Fair Value
Investments available for sale	(In thousands)
Due within one year	$3,744	$3,857
Due one to five years	785	813
Due five years to ten years	325	326
Due after ten years	863	836
	5,717	5,832

Mortgage-backed securities	32,982	35,036

	$38,699	$40,868

December 31, 2010	Amortized Cost	Fair Value
Investments held to maturity	(In thousands)
Due after ten years	$152	$152

Mortgage-backed securities	8,537	9,088

	$8,689	$9,240

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

For the three and six months ended December 31, 2010 proceeds from sales and maturities of securities available-for-sale were $2.2 million and $4.0 million, respectively compared to $13.9 million and $13.9 million respectively, for the same periods in 2009. Gross realized gains were $81,000 and $135,000, respectively, with no gross realized losses on the sale of securities available-for-sale for the three and six months ended December 31, 2010.  There were $57,000 and $57,000 of gross realized gains on the sale of securities available-for-sale for the three and six months ended December 31, 2009, with gross realized losses of $33,000 and $33,000 for the same periods.

At December 31, 2010 securities with total par values of $6.6 million and total fair values of $7.0 million were pledged to secure certain public deposits. Securities with total par values of $835,000 and total fair values of $881,000 were pledged to secure certificates of deposit in excess of FDIC-insured limits. Securities with total par values of $9.0 million and total fair values of $9.5 million were pledged to secure FHLB borrowings.

Note 8 - Loans Receivable, net

Loans receivable consisted of the following:

	December 31,	June 30,
	2010	2010
	(In thousands)
Real estate:
One-to-four family residential	$105,546	$112,835
Multi-family residential	44,023	45,983
Commercial	112,163	118,492
Construction	20,045	36,812
Land loans	7,195	7,843
Total real estate	288,972	321,965

Consumer:
Home equity	39,470	42,446
Credit cards	7,456	7,943
Automobile	7,083	8,884
Other consumer loans	3,862	4,160
Total consumer	57,871	63,433

Commercial business loans	20,643	21,718
Total loans	367,486	407,116

Less
Deferred loan fees and unamortized
discount on purchased loans	760	917
Allowance for loan losses	10,902	16,788
	$355,824	$389,411

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

Loan Origination/Risk Management.  Single Family real estate loans are originated using secondary market underwriting guidelines. We originate both fixed rate and adjustable rate loans in our residential lending program.  We typically base our decision on whether to sell or retain secondary market quality loans on the rate and fees for each loan, market conditions and liquidity needs.

Multi-family and commercial real estate loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one- to four-family residential loans. Often payments on loans secured by multi-family or commercial properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.

Multi-family and commercial real estate loans are originated with rates that generally adjust after an initial period ranging from three to ten years. Adjustable rate multi-family residential and commercial real estate loans are generally priced utilizing the applicable Federal Home Loan Bank Term Borrowing Rate plus an acceptable margin.  These loans are typically amortized for up to 30 years with prepayment penalty. The maximum loan to value ratio for multi-family and commercial real estate loans is generally 80% on purchases and refinances. We require appraisals of all properties securing commercial and multi-family real estate loans, performed by independent appraisers designated by us. We require our multi-family and commercial real estate loan borrowers with outstanding balances in excess of $750,000, or loan to value in excess of 60% to submit annual financial statements and rent rolls on the subject property. The properties that fit within this profile are also inspected annually, and an inspection report and photograph are included. We generally require a minimum pro forma debt coverage ratio of 1.20 times for loans secured by multi-family and commercial properties.

We originate construction and site development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions, which homes typically have an average price ranging from $200,000 to $500,000. Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders in our primary market areas. All builders are qualified using the same standards as other commercial loan credits, requiring minimum debt service coverage ratios and established cash reserves to carry projects through construction completion and sale of the project. The maximum loan-to-value limit on both pre-sold and speculative projects is generally up to 75% of the appraised market value or sales price upon completion of the project. We generally do not require any cash equity from the borrower if there is sufficient equity in the land being used as collateral. Development plans are required from builders prior to making the loan. We require that builders maintain adequate insurance coverage.

We also originate land loans to individuals.  Land loans are secured by first lien on the property, generally have a maximum loan to value ratio of 70% at a fixed rate of interest with a maximum amortization of thirty years.

Our consumer loans are risk priced based on credit score, loan to value and overall credit quality of the applicant. Home equity loans are made for, among other purposes, the improvement of residential properties, debt consolidation and education expenses. The majority of these loans are secured by a second deed of trust on residential property. Fixed rate terms are available up to 240 months, and our equity line of credit is a prime rate based loan with the ability to lock in portions of the line for five to 20 years. Maximum loan to values are dependent on credit worthiness and may be originated at up to 100% of collateral value.

Our commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows,

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans.  Repayment of our commercial business loans is often dependent on the cash flows of the borrower which may be unpredictable, and the collateral securing these loans may fluctuate in value. Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Concentrations of Credit. The Bank’s lending activity primarily occurs within the geographic areas which we serve through our branch network, generally described as southwest Washington and the greater Portland area in northwest Oregon.  Our loan portfolio mix includes 40.7% in one-to-four family and multifamily residential mortgages, 30.5% in commercial real estate mortgages, 15.7% in direct consumer loans and credit cards, 5.6% in commercial and industrial business loans, 5.5% in construction loans, and 2.0% in consumer land loans as of December 31, 2010.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010

	One-to-four family	Multi- Family residential	Commercial Real Estate	Construction	Land	Consumer (1)	Commercial Business	Unallocated	Total
				(In thousands)
Allowance for loan losses:
Ending balance	$ 1,350	$ 449	$ 1,769	$ 3,751	$ 273	$ 1,362	$ 1,523	$ 425	$ 10,902
Ending balance: individually evaluated for impairment	496	11	22	3,071	14	148	43	-	3,805
Ending balance: collectively evaluated for impairment	854	438	1,747	680	259	1,214	1,480	425	7,097
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

Loans receivable:
Ending balance	$ 105,546	$44,023	$ 112,163	$ 20,045	$ 7,195	$ 57,871	$ 20,643	-	$ 367,486
Ending balance: individually evaluated for impairment	12,482	929	1,116	11,516	79	598	1,784	-	28,504
Ending balance: collectively evaluated for impairment	93,064	43,094	111,047	8,529	7,116	57,273	18,859	-	338,982
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

(1) Consumer loans include Home Equity, Credit Card, Auto and Other loans.  The only type of consumer loans with an impairment are Home Equity.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

Credit Quality Indicators.  Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful or loss. An asset is considered substandard if it is inadequately protected by the current net worth and pay capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent and approved by Senior Management or the Classified Asset Committee to address the risk specifically or we may allow the loss to be addressed in the general allowance. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are required to be classified as either watch or special mention assets. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC, which can order the establishment of additional loss allowances.

Early indicator loan grades are used by the Bank to identify and track potential problem loans which do not rise to the levels described for substandard, doubtful or loss.  The grades for watch and special mention are assigned to loans which have been criticized based upon known characteristics such as periodic payment delinquency or stale financial information from the borrower and/or guarantors.  Loans identified as criticized (watch and special mention) or classified (substandard, doubtful, or loss) are subject to problem loan reporting not less than every three months.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

The following table represents the internally assigned grade as of December 31, 2010 by type of loans.

Credit Exposure
Credit Risk Profile by Internally Assigned Grade
	One-to-four family	Multi- family	Commercial Real Estate	Construction	Land	Home Equity	Credit Card	Automobile	Other	Commercial Business	Total
					(In thousands)

Grade:

Pass	$ 86,678	$ 39,105	$ 79,873	$ 4,712	$ 5,822	$ 37,274	$ 7,034	$ 6,775	$ 3,725	$ 11,322	$ 282,320
Watch	8,709	1,159	23,077	853	123	1,362	-	166	33	1,344	36,826
Special Mention	655	2,745	-	1,420	131	250	-	29	29	817	6,076

Substandard	9,504	1,014	9,213	13,060	1,119	584	422	113	75	7,160	42,264

Total	$ 105,546	$ 44,023	$ 112,163	$ 20,045	$ 7,195	$ 39,470	$ 7,456	$ 7,083	$ 3,862	$ 20,643	$ 367,486

Additionally no loans are assigned a risk rating of doubtful or loss.

The following table represents the credit risk profile based on payment activity as of December 31, 2010 by type of loans.

Credit Exposure
Credit Risk Profile based on Payment Activity

	One-to-four family	Multi- family	Commercial Real Estate	Construction	Land	Home Equity	Credit Cards	Automobile	Other	Commercial Business	Total
					(In thousands)

Performing	$ 101,476	$ 44,023	$ 111,047	$ 9,365	$ 7,095	$ 39,034	$ 7,373	$ 7,028	$ 3,800	$ 17,819	$ 348,060

Nonperforming	4,070	-	1,116	10,680	100	436	83	55	62	2,824	19,426

Total	$ 105,546	$ 44,023	$ 112,163	$ 20,045	$ 7,195	$ 39,470	$ 7,456	$ 7,083	$ 3,862	$ 20,643	$ 367,486

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

Non-Accrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Loans are placed on non-accrual when, in management’s opinion, the borrower may be unable to meet payment of obligations as they become due, as well as when required by regulatory provisions.

The following table represents the aging of the recorded investment in past due loans as of December 31, 2010 by type of loans.

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
			(In thousands)

One-to-four family	$ 2,407	$ 1,390	$ 4,070	$ 7,867	$ 97,679	$ 105,546	$ -

Multi-family residential	-	-	-	-	44,023	44,023	-

Commercial	-	-	1,116	1,116	111,047	112,163	-

Construction	2,670	-	10,680	13,350	6,695	20,045	37

Land	218	-	100	318	6,877	7,195	-

Home Equity	449	298	436	1,183	38,287	39,470	-

Credit Cards	149	189	83	421	7,035	7,456	83

Automobile	135	29	55	219	6,864	7,083	-

Other	27	29	62	118	3,744	3,862	-

Commercial business loan	500	1,936	2,824	5,260	15,383	20,643	48

Total	$ 6,555	$ 3,871	$ 19,426	$ 29,852	$ 337,634	$ 367,486	$ 168

A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the loan. In the process of identifying loans as impaired, management takes into consideration factors which include payment history and status, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case by case basis, after taking into consideration the totality of circumstances surrounding the loans and the borrowers, including payment history and amounts of any payment shortfall, length and reason for delay, and likelihood of return to stable performance. Impairment is

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

measured on a loan by loan basis for all loans in the portfolio except for the smaller groups of homogeneous consumer loans in the portfolio.

The following table presents loans individually evaluated for impairment by type of loans as of
December 31, 2010
	Recorded Investments (Loan Balance Less Charge off)	Unpaid Principal Balance	Related Allowance
WITH NO RELATED ALLOWANCE RECORDED:		(in thousands)

One-to-four family residential	$ 5,490	$ 5,490	$ -
Multi Family residential	-	-	-
Commercial Real Estate	374	374	-
Construction	4,172	4,172	-
Land	79	79	-
Home Equity	187	187	-
Credit Cards	-	-	-
Automobile	-	-	-
Other Consumer	-	-	-
Commercial business	458	458	-

WITH AN ALLOWANCE RECORDED:

One-to-four family residential	$ 6,992	$ 7,015	$ 496
Multi Family residential	929	929	11
Commercial Real Estate	742	742	22
Construction	7,344	7,344	3,085
Land	-	-	-
Home Equity	411	413	148
Credit Cards	-	-	-
Automobile	-	-	-
Other Consumer	-	-	-
Commercial business	1,326	1,326	44

Totals
One-to-four family residential	$ 12,482	$ 12,505	$ 496
Multi Family residential	929	929	11
Commercial Real Estate	1,116	1,116	22
Construction	11,516	11,516	3,085
Land	79	79	-
Home Equity	598	600	148
Credit Cards	-	-	-
Automobile	-	-	-
Other Consumer	-	-	-
Commercial Business	1,784	1,784	44
Total	$ 28,504	$ 28,529	$ 3,806

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

The following table presents the recorded investment in nonaccrual and loans past 90 days still on accrual by type  of loans as of December 31, 2010.
Balance
(In thousands)

One-to-four family residential	$ 4,070

Multi Family residential	-

Commercial	1,116

Construction	10,680

Land Loans	100

Home Equity	436

Automobile	55

Credit cards	83

Other	62

Commercial business loans	2,824

Total	$ 19,426

The Bank originates both adjustable and fixed-interest-rate loans. At December 31, 2010, the composition of these loans, less undisbursed amounts, was as follows:

	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Less than one year	$34,067	$30,201	$64,268
After one through five years	91,188	30,494	121,682
After five through ten years	50,873	12,669	63,542
After ten years	99,821	18,173	117,994
	$275,949	$91,537	$367,486

Adjustable rate loans have interest rate adjustment limitations and are generally indexed to either the one-year Treasury bill or the monthly weighted-average cost of funds for 11th district institutions regulated by the Office of Thrift Supervision, as published by the FHLB of Seattle.

Outstanding commitments to borrowers for loans as of December 31, 2010 and June 30, 2010 totaled $716,000 and $579,000, respectively.  Unfunded commitments under lines of credit as of December 31, 2010 and June 30, 2010 totaled $34.7million and $36.7million, respectively.

           Allowance for Possible Loan Losses.  Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. The assessment includes analysis of several different factors, including delinquency, charge-off rates and the changing risk profile of our loan portfolio, as well

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

as local economic conditions such as unemployment rates, bankruptcies and vacancy rates of business and residential properties.

Our methodology for analyzing the allowance for loan losses consists of two components: formula and specific allowances. The formula allowance is determined by applying an estimated loss percentage to various groups of loans.  The loss percentages are generally based on various historical measures such as the amount and type of classified loans, past due ratios and loss experience, which could affect the collectability of the respective loan types.

The specific allowance component is created when management believes that the collectability of a specific large loan, such as a real estate, multi-family or commercial real estate loan, has been impaired and a loss is  probable.  The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

The following table sets forth the activity in the allowance for loan losses account for the respective three and six month periods ended:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2010	2009	2010	2009
	(In thousands)
Beginning balance	$10,997	$20,954	$16,788	$24,463
Provision for losses	330	1,216	1,510	1,582
Charge-offs	(458)	(3,033)	(7,544)	(6,943)
Recoveries	33	35	148	70
	$10,902	$19,172	$10,902	$19,172

Loans (including amounts committed) represent real estate secured loans that have loan-to-value ratios above supervisory guidelines totaled $5.7 million and $7.4 million for the periods ending December 31, 2010 and June 30, 2010, respectively.

At December 31, 2010, troubled debt restructured loans, included in impaired loans above, totaled $14.4 million. Restructured loans are an option that the Bank uses to minimize risk of loss. The modifications have included items such as lowering the interest on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank’s best interest. At December 31, 2010, there were no commitments to lend additional funds to borrowers whose loans have been modified in troubled debt restructurings. Nonaccrual loans totaled $19.4 million and $20.6 million at December 31, 2010 and June 30, 2010, respectively.  Average investment in impaired loans was $27.5 million and $33.6 million at December 30, 2010 and June 30, 2010, respectively.    Interest income recognized on a cash basis on impaired loans was $319,000 and $57,000 for the periods ending December 31, 2010 and June 30, 2010, respectively.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

A summary of our real estate owned for the six months ended December 31, 2010 and 2009 as follows:

	Six Months Ended	Six Months Ended
	December 31, 2010	December 31, 2009
	Amount	Amount
	(In thousands)
Balance at the beginning of the period	$14,570	$2,990
Loans transferred to REO	7,532	12,332
Capitalized improvements	166	97
Impairment	(1,287)	(1,348)
Dispositions of REO	(4,486)	(2,646)
Balance at the end of the period	$16,494	$11,426

Note 9 – Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly. The following table shows the Bank’s assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1 and Level 2 during the six months ended December 31, 2010).

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$-	$2,733	$-	$2,733
U.S. government agency securities	-	3,099	-	3,099
FHLMC mortgage-backed securities	-	35,036	-	35,036

	June 30, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$-	$3,431	$-	$3,431
U.S. government agency securities	-	3,151	-	152
FHLMC mortgage-backed securities	-	42,197	-	42,197

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

Assets and liabilities measured at fair value on a nonrecurring basis - Assets and liabilities are considered to be fair valued on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements that require assets or liabilities to be assessed for impairment or recorded at the lower of cost or fair value. The following table presents the Bank’s assets measured at fair value on a nonrecurring basis:

	December 31, 2010
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$-	$-	$15,466	$15,466	$(3,805)
Real estate owned (2)	-	-	16,494	16,494	(12,173)
Loans held for sale (3)	1,834	-	-	1,834	-

(1) The balance disclosed for impaired loans represents the impaired loans where fair value is below cost at December 31, 2010.  The amount disclosed as a loss represents the specific reserve against these loans at December 31, 2010.
(2)  The losses in the real estate owned property represents write downs that exist as of December 31, 2010.
(3) The fair value is based on quoted market prices obtained from Federal Home Loan Mortgage Corporation (“FHLMC”) or from direct sales to other third parties. FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

	June 30, 2010
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$-	$-	$16,473	$16,473	$(8,187)
Real estate owned (2)	-	-	16,570	14,570	(8,047)
Loans held for sale (3)	3,391	-	-	3,391	(52)

(1) The balance disclosed for impaired loans represents the impaired loans where fair value is below cost at June 30, 2010.   The amount disclosed as a loss represents the specific reserve against these loans at June 30, 2010.
(2) The losses in the real estate owned property represents write downs that exist as of June 30, 2010.
(3) The fair value is based on quoted market prices obtained from Federal Home Loan Mortgage Corporation (“FHLMC”) or from direct sales to other third parties. FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

The impaired loans amount above represents impaired, collateral dependent loans that have been adjusted to fair value.  When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs.  Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals.  If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses.  The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral.

The real estate owned amount above represents impaired real estate that has been adjusted to fair value.  At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents impairments on other real estate owned for fair value adjustments based on the fair value of the real estate.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

The fair value of impaired loans is determined using either the fair value of collateral less estimated selling costs. The fair value of real estate owned is estimated using the fair value of the collateral less estimated selling costs.

There were no transfers out of Level 3 during the six months ended December 31, 2010. The estimated fair values of financial instruments are as follows:

	December 31, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$27,336	$27,336	$32,831	$32,831
Investments available for sale	40,868	40,868	48,779	48,779
Investments held to maturity	8,689	9,240	10,035	10,710
Loans held for sale	1,834	1,856	3,947	3,961
Loans receivable, net	355,824	328,243	389,411	360,697
Bank owned life insurance	17,270	17,270	16,920	16,920
Accrued interest receivable	1,930	1,930	2,158	2,158
FHLB stock	6,510	6,510	6,510	6,510

Liabilities:
Demand deposits, savings and money market	153,598	152,585	154,324	154,324
Certificates of deposit	189,038	187,405	201,464	200,976
FHLB advances	98,400	99,439	136,900	138,312
Advance payments by borrowers for taxes and insurance	1,457	1,457	1,423	1,423

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

Investments - The estimated fair values of investments in debt securities were based on quoted market prices of similar securities.

Loans held for sale - The fair value of loans held-for-sale is based on quoted market prices from FHLMC. The FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.  For impaired loans, the fair value was based on the face amount of the collateral.

Loans receivable, net - As of December 31, 2010 and June 30, 2010, loans were priced using comparable market statistics. The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each category.  For impaired loans the fair value was based on the collateral less estimated selling costs.

Bank owned life insurance - The carrying amount is a reasonable estimate of its fair value.

FHLB stock - FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the member institutions, and can only be purchased and redeemed at par. Due to ongoing turmoil in the capital and mortgage markets, the FHLB of Seattle has a risk-based capital deficiency largely as a result of write-downs on their private label mortgage-backed securities portfolios.

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

Background and Overview

Anchor Bank is a Washington chartered mutual savings bank that was organized in 1907 as a Washington state chartered savings and loan association, converted to a federal mutual savings and loan association in 1935, and converted to a Washington state chartered mutual savings bank in 1990.  Effective January 25, 2011, the Bank converted from mutual to stock form.  Anchor Bank is a community-based savings bank primarily serving Western Washington through our 15 full-service banking offices (including five Wal-Mart store locations) and one loan production office located within Grays Harbor, Thurston, Lewis, Pierce, Mason and Clark counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans and we offer a wide range of loan products to meet the demands of our customers.  Historically, lending activities have been primarily directed toward the origination of one- to four-family residential construction, commercial real estate and consumer loans.  Since 1990, we have also offered commercial real estate loans and multi-family loans primarily in Western Washington. To an increasing extent in recent years, lending activities have also included the origination of residential construction loans through brokers, in particular within the Portland, Oregon metropolitan area and increased reliance on non-deposit sources of funds.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

Comparison of Financial Condition at December 31, 2010 and June 30, 2010

General. Total assets decreased $49.5 million, or 9.1%, to $495.3 million at December 31, 2010 from $544.8 million at June 30, 2010.  The decrease in assets during this period was primarily a result of a $33.6 million or 8.6% decrease in loans receivable to $355.8 million from $389.4 million, and a $7.9 million, or 16.2%, decrease in securities available for sale to $40.9 million from $48.8 million.  Total real estate owned increased $1.9 million, or 13.2%, to $16.5 million at December 31, 2010 from $14.6 million at June 30, 2010 reflecting the migration of problem loans through the foreclosure process into real estate owned.  Total liabilities decreased $48.2 million or 9.6% to $451.9 million at December 31, 2010 from $500.2 million at June 30, 2010.  Total deposits decreased $13.2 million, or 3.7%, to $342.6 million at December 31, 2010 from $355.8 million at June 30, 2010. Brokered certificates of deposit decreased $16.7 million or 77.0% while FHLB advances decreased $38.5 million or 28.1% to $98.4 million at December 31, 2010 from $136.9 million at June 30, 2010.  These decreases were due to our continued focus to replace wholesale deposits and borrowings with core deposits.

Assets. Total assets decreased $49.5 million at December 31, 2010 from June 30, 2010. The following table details the increases and decreases in the composition of our assets from June 30, 2010 to December 31, 2010:

			Increase/(Decrease)

	Balance at December 31, 2010	Balance at June 30, 2010	Amount	Percent
	(Dollars in thousands)
Cash and due from banks	$27,336	$32,831	$(5,495)	(16.7)%
Investments available for sale	40,868	48,779	(7,911)	(16.2)
Investments held to maturity	8,689	10,035	(1,346)	(13.4)
Loans receivable, net	355,824	389,411	(33,587)	(8.6)

Cash and due from banks decreased $5.5 million at December 31, 2010 from June 30, 2010.  This decrease was a result of normal operations, to fund our managed decline in wholesale funds.

Securities available for sale decreased $7.9 million to $40.9 million at December 31, 2010 from $48.8 million at June 30, 2010. The decrease in this portfolio was primarily the result of sales and maturities of securities of $4.6 million and contractual repayments of $3.3 million.   Securities held-to-maturity decreased $1.3 million due to contractual repayments.

Loans receivable, net, decreased $33.6 million to $355.8 million at December 31, 2010 from $389.4 million at June 30, 2010.  The construction loan portfolio decreased $16.8 million due to loan repayments and the transfer of loans to real estate owned.   Our commercial loan real estate portfolio decreased $6.3 million as a result of our continued focus to decrease this loan portfolio.

Non performing assets remained essentially unchanged at $36.0 million at December 31, 2010 as compared to $35.2 million at June 30, 2010.  Non accrual loans decreased $1.2 million as these loans moved into real estate owned.  Total non-current loans including non-accrual loans increased $1.4 million to $29.9 million at December 31, 2010 from $28.5 million at June 30, 2010.

Deposits.  Deposits decreased $13.2 million, or 3.7%, to $342.6 million at December 31, 2010 from $355.8 million at June 30, 2010.  A significant portion of the decrease was in brokered certificates of deposit which decreased $16.7 million and a $6.1 million decrease in interest-bearing demand deposits. These decreases were offset by increases in our money market accounts of $4.9 million and retail certificates of deposit of $4.3 million.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

The following table details the changes in deposit accounts:

			Increase/(Decrease)

	Balance at December 31, 2010	Balance at June 30, 2010	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$28,179	$28,718	$(539)	(1.9)%
Interest-bearing demand deposits	19,340	25,483	(6,143)	(24.1)
Money market accounts	75,314	70,367	4,947	7.0
Savings deposits	30,765	29,756	1,009	3.4
Certificates of deposit
Retail certificates	184,039	179,739	4,300	2.4
Brokered certificates	4,999	21,725	(16,726)	(77.0)
Total deposit accounts	$342,636	$355,788	$(13,152)	(3.7)%

Borrowings.  FHLB advances decreased  $38.5 million, or 28.1%, to $98.4 million at December 31, 2010 from $136.9 million at June 30, 2010. The decrease was related to our continued focus on reducing our reliance on outside borrowings and our emphasis on retail deposits.

               Equity.  Total equity decreased $1.3 million or 2.9% to $43.4 million at December 31, 2010 from $44.7 million at June 30, 2010.  The decrease was related to a decrease in retained earnings of $774,000 and a decrease in other accumulated comprehensive income, net of tax of $526,000.

Comparison of Operating Results for the Three and Six Months ended December 31, 2010 and 2009

General.  Net loss for the three months ended December 31, 2010 was $126,000 compared to net income of $1.2 million for the three months ended December 31, 2009. For the six months ended December 31, 2010 the net loss was $774,000 compared to net income of $1.8 million for the comparable period in 2009.

Net Interest Income.  Net interest income remained relatively unchanged at $4.6 million for the three months ended December 31, 2010, compared to $4.5 million for the three months ended December 31, 2009. For the six month period ended December 31, 2010 net interest income increased $266,000 or 3.0%, to $9.0 million from $8.8 million for the six months ended December 31, 2009.

Our net interest margin increased 63 basis points to 3.89% for the three months ended December 31, 2010, from 3.26% for the same period of the prior year. The average cost of interest-bearing liabilities decreased 111 basis points to 1.84% for the three months ended December 31, 2010 compared to 2.95% for the same period of the prior year primarily due to a lower cost of FHLB borrowings and certificates of deposit.  The decline was related to the repricing of our FHLB borrowings, money market accounts and certificates of deposit to lower current rates and an $11.8 million decline in brokered certificates of deposit during the three months ended December 31, 2010.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

The following table sets forth the results of balance sheet decreases and changes in interest rates to our net interest income for the three months ended December 31, 2010 compared to the same period in 2009. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(192)	$(1,366)	$(1,558)
Mortgage-backed securities	(48)	(185)	(233)
Investment securities, FHLB stock and cash and due from banks	(48)	27	(21)
Total net change in income on interest-earning assets	$(288)	$(1,524)	$(1,812)

Interest-bearing liabilities:
Savings deposits	$0	$4	$4
Interest-bearing demand deposits	(13)	(7)	(20)
Money market accounts	(31)	(20)	(51)
Certificates of deposit	(473)	(399)	(872)
FHLB advances	(579)	(312)	(891)
Total net change in expense on interest-bearing liabilities	(1,096)	(734)	(1,830)

Total increase in net interest income	$808	$(790)	$18

              For the six months ended December 31, 2010 our net interest margin increased 72 basis points to 3.73% for the six months ended December 31, 2010, from 3.01% for the same period in 2009. The average cost of interest-bearing liabilities decreased 98 basis points to 2.11% for the six months ended December 31, 2010 compared to 3.09% for the same period of the prior year.  This decrease is primarily as a result of  a 177 basis point decrease in the average cost of FHLB borrowings due to a decrease in the balance of FHLB borrowings between periods and a 83 basis point decrease in the average cost of certificates of deposit due to the decline in brokered certificates of deposit during the six months ended December 31, 2010.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

The following table sets forth the results of balance sheet decreases and changes in interest rates to our net interest income for the six months ended December 31, 2010 compared to the same period in 2009.
	Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(123)	$(2,674)	$(2,797)
Mortgage-backed securities	(71)	(443)	(514)
Investment securities, FHLB stock and cash and due from banks	(75)	19	(56)
Total net change in income on interest-earning assets	$(269)	$(3,098)	$(3,367)

Interest-bearing liabilities:
Savings deposits	$(1)	$7	$6
Interest-bearing demand deposits	(29)	(9)	(38)
Money market accounts	(256)	(192)	(448)
Certificates of deposit	(829)	(860)	(1,689)
FHLB advances	(1000)	(464)	(1,464)
Total net change in expense on interest-bearing liabilities	(2,115)	(1,518)	(3,633)

Total increase in net interest income	$1,846	$(1,580)	$266

              Interest Income. Total interest income for the three months ended December 31, 2010 decreased $1.8 million, or 21.7%, to $6.6 million, from $8.4 million for the three months ended December 31, 2009. The decrease during the period was primarily attributable to the decline in net loans receivable over the last year.

The following tables compare detailed average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended December 31, 2010 and 2009:

	Three Months Ended December 31,
	2010		2009		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2009
	(Dollars in thousands)

Loans receivable, net (1)	$376,306	6.29%	$460,513	6.49%	$(1,558)
Mortgage-backed securities	46,636	4.72	61,028	5.13	(233)
Investments	6,480	4.20	9,054	4.24	(28)
FHLB stock	6,510	-	6,510	-	-
Cash and due from banks	33,494	0.21	21,549	0.20	7
Total interest-earning assets	$469,426	5.58%	$558,654	5.99%	$(1,812)

(1)	Average loans receivable includes non performing loans and does not include net deferred loan fees. Interest income does not include non-accrual loans.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

For the six months ended December 31, 2010 total interest income decreased $3.4 million, or 19.8%, to $13.7 million, from $17.0 million for the six months ended December 31, 2009. The decrease was primarily the result of a $83.3 million decrease in the average balance of loans receivable during the period.  The decrease in the average balance of loans receivable was a part of the strategy employed by the Bank.

The following tables compare detailed average interest-earning asset balances, associated yields, and resulting changes in interest income for the six months ended December 31, 2010 and 2009:

	Six Months Ended December 31,
	2010		2009		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2009
	(Dollars in thousands)

Loans receivable ,including fees	$388,751	6.35%	$472,075	6.42%	$(2,797)
Mortgage-backed securities	48,907	4.73	66,569	5.02	(514)
Investments	6,612	4.20	9,056	4.31	(56)
FHLB stock	6,510	-	6,510	-	-
Cash and due from banks	33,718	0.21	27,784	0.25	-
Total interest-earning assets	$484,498	5.65%	$581,994	5.86%	$(3,367)

(1)	Average loans receivable includes non performing loans, does not include net deferred loan fees.

Interest Expense.  Interest expense decreased $1.8 million, or 48.0%, to $2.0 million for the three months ended December 31, 2010 from $3.8 million for the three months ended December 31, 2009 primarily due to a decline in our cost of funds.  The average balance of total interest-bearing liabilities decreased $86.7 million, or 16.8%, to $431.0 million for the three months ended December 31, 2010 from $517.8 million for the three months ended December 31, 2009. The decrease was primarily a result of a $34.2 million decline due a decrease in average retail certificates of deposits, a decrease in $11.8 million of average brokered deposits, and a $31.3 million average decrease in FHLB advances.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

The following table details average balances, cost of funds and the change in interest expense for the three months ended December 31, 2010 and 2009:

	Three Months Ended December 31,
	2010		2009		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2009
	(Dollars in thousands)

Savings deposits	$30,782	0.77%	$28,571	0.77%	$4
Interest-bearing demand deposits	21,192	0.30	26,277	0.55	(20)
Money market deposits	76,064	1.03	82,635	1.19	(51)
Certificates of deposit	197,433	2.51	243,387	3.47	(872)
FHLB advances	105,572	1.79	136,900	3.99	(891)
Total interest-bearing liabilities	$431,043	1.84%	$517,770	2.95%	$(1,830)

For the six months ended December 31, 2010 interest expense decreased $3.6 million, or 43.9%, to $4.7 million for the six months ended December 31, 2010 from $8.3 million for the six months ended December 31, 2009 primarily due to a decline in our cost of funds. The average cost of interest-bearing liabilities decreased 98 basis points to 2.11% for the six months ended December 31, 2010 compared to 3.09% for the same period of the prior year.  The decrease was primarily a result of a 177 basis point decrease in the average cost of FHLB borrowings due to a decrease in the balance of FHLB borrowings between periods and a 83 basis point decrease in the average cost of certificates of deposit due to the decline in brokered certificates of deposit during the six months ended December 31, 2010.

The following table details average balances, cost of funds and the change in interest expense for the six months ended December 31, 2010 and 2009:

	Six Months Ended December 31,
	2010		2009		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2009
	(Dollars in thousands)

Savings deposits	$30,532	0.77%	$28,840	0.77%	$6
Interest-bearing demand deposits	21,989	0.30	25,062	0.57	(38)
Money market deposits	73,999	1.05	96,167	1.74	(448)
Certificates of deposit	201,540	2.71	250,186	3.54	(1,689)
FHLB advances	112,981	2.44	135,050	4.21	(1,464)
Total interest-bearing liabilities	$441,041	2.11%	$535,305	3.09%	$(3,633)

Provision for Loan Losses.  In connection with its analysis of the loan portfolio management determined that a provision for loan losses of $330,000 was required for the three months ended December 31, 2010, compared to the $1.2 million provision for loan losses established for the three months ended December 31, 2009.  Non-performing loans were $19.4 million or 3.9% of total assets at December 31, 2010, compared to $40.4 million, or

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

7.4% of total assets at December 31, 2009.  The provision for loan losses for the six months ended December 31, 2010 was $1.5 million a decrease of  $72,000 from the $1.6 million provision for loan losses for the six months ended December 31, 2009. Management considers the allowance for loan losses at December 31, 2010 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

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

The following table details activity and information related to the allowance for loan losses at and for the six months ended December 31, 2010 and 2009.

	At or For the Six Months Ended December 31,
	2010	2009
	(Dollars in thousands)
Provision for loan losses	$1,510	$1,582
Net charge-offs	$7,396	$6,873
Allowance for loan losses	$10,902	$19,172
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	3.0%	4.2%
Nonaccrual and 90 days or more past due loans	$19,426	$40,389
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	56.1%	47.5%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	5.3%	8.8%
Total loans	$367,486	$457,632

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

Noninterest Income.  Noninterest income remained relatively unchanged during the three months ended December 31, 2010 and 2009. The following tables provide a detailed analysis of the changes in the components of noninterest income for the three months ended December 31, 2010 compared to the same period in 2009:

	Three Months Ended December 31,		Increase (decrease)
	2010	2009	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$594	$689	$(95)	(13.7)%
Other deposit fees	212	195	17	8.8
Gain on sale of investments	81	25	56	224.0
Loan fees	302	220	82	37.3
Gain on sale of loans	95	230	(135)	(58.7)
Other income	341	270	71	26.3
Total noninterest income	$1,625	$1,629	$(4)	(0.3)%

The decrease in the amount of gain on the sale of loans was the result of a lower volume of loans sold into the secondary market during the three months ended December 31, 2010 compared to the three months ended December 31, 2009.  The decrease in deposit services fees is related to our branch closures, and a decrease in ATM fee income.

For the six months ended December 31, 2010 noninterest income decreased  $482,000 or 13.0%, to $3.2 million from $3.7 million for the same period in 2009.

The following tables provide a detailed analysis of the changes in the components of noninterest income for the six months ended December 31, 2010 compared to the same period in 2009:

	Six Months Ended December 31,		Increase (decrease)
	2010	2009	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$1,264	$1,421	$(157)	(11.0)%
Other deposit fees	431	393	38	9.7
Gain on the sale of investments	135	25	110	440.0
Loan fees	533	483	50	10.4
Gain on sale of loans	188	828	(640)	(77.2)
Other income	671	554	117	21.1
Total noninterest income	$3,222	$3,704	$(482)	(13.0)%

               Noninterest income decreased $482,000 during the six months ended December 31, 2010 from the same period in 2009 primarily as a result of a $640,000 decrease in gains on the sales of loan. There was a sale in August 2009 of $13.2 million in single family loans that resulted in a gain of $331,000 with no comparable gain during the six months ended December 31, 2010.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

Noninterest Expense.  Noninterest expense decreased $693,000, or 10.4%, to $6.0 million for the three months ended December 31, 2010 from $6.7 million for the three months ended December 31, 2009.  The following tables provide an analysis of the changes in the components of noninterest expense for the three months ended December 31, 2010 and 2009:
	Three Months Ended December 31,		Increase (decrease)
	2010	2009	Amount	Percent
	(Dollars in thousands)

Compensation and benefits	$2,161	$2,179	$(18)	(0.8)%
General and administrative expenses	1,269	1,294	(25)	(1.9)
Real estate owned impairment	791	1,348	(557)	(41.3)
FDIC Insurance premium	312	450	(138)	(30.6)
Information technology	525	455	70	15.4
Occupancy and equipment	597	678	(81)	(11.9)
Deposit services	165	222	(57)	(25.7)
Marketing	146	107	39	36.4
Loss on sale of premises and equipment	168	1	167	16700.0
(Gain) on sale of real estate owned	(146)	(53)	(93)	(175.5)
Total noninterest expense	$5,988	$6,681	$(693)	(10.4)%

Our efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 96.7% for the three months ended December 31, 2010 compared to 108.1% for the three months ended December 31, 2009. The improvement in the efficiency ratio was primarily attributable to the decrease in noninterest expense of $693,000 due primarily to decreases of $557,000 in real estate owned impairment and $138,000 in FDIC insurance premium.

The following tables provide an analysis of the changes in the components of noninterest expense for the six months ended December 31, 2010 and 2009:

	Six Months Ended December 31,		Increase (decrease)
	2010	2009	Amount	Percent
	(Dollars in thousands)

Compensation and benefits	$4,329	$4,371	$(42)	(1.0)%
General and administrative expenses	2,470	2,529	(59)	(2.3)
Real estate owned impairment	1,287	1,348	(61)	(4.5)
FDIC Insurance premium	625	900	(275)	(30.6)
Information technology	1,012	924	88	9.5
Occupancy and equipment	1,170	1,298	(128)	(9.9)
Deposit services	346	461	(115)	(24.9)
Marketing	275	214	61	28.5
Loss on sale of premises, and equipment	168	2	166	8300.0
(Gain) on sale of real estate owned	(166)	(37)	(129)	348.6
Total noninterest expense	$11,516	$12,010	$(494)	(4.1)%

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

 For the six months ended December 31, 2010 noninterest expense decreased $494,000 or 4.1%, to $11.5 million from $12.0 million for the six months ended December 31, 2009. FDIC insurance premiums expense decreased $275,000 due to lower balances in our deposit accounts as the Bank reduced its brokered certificate of deposits. Gain on sale of real estate owned also increased $129,000 during the period.  As a result of our branch closures occupancy expense decreased $128,000.

               Our efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 94.0% for the six months ended December 31, 2010 compared to 96.3% for the six months ended December 31, 2009.

Deferred tax assets are deferred tax liabilities attributable to deductible temporary differences and carryforwards.  After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance.  A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability.  Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law.  Based upon the available evidence, our valuation allowance was $3.2 million and $2.8 million at December 31, 2010 and December 31, 2009, respectively.

Compliance with the Order

On August 12, 2009, Anchor Bank became subject to the Order, issued with its consent, by the FDIC and DFI. The Order is a formal corrective action pursuant to which Anchor Bank has agreed to take certain measures in the areas of capital, loan loss allowance determination, risk management, liquidity management, board oversight and monitoring of compliance, and imposes certain operating restrictions on Anchor Bank.  Management and the board of directors have been taking action and implementing programs to comply with the requirements of the Order.  Information regarding Anchor Bank’s compliance with the Order is included in Note 3 to the Selected Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q and “Risk Factors - Cease and Desist Order” in the prospectus.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments.  At December 31, 2010, the total approved loan origination commitments outstanding amounted to $716,000.   At the same date, unused lines of credit were $34.7 million.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

For purposes of determining our liquidity position, we use a concept of basic surplus, which is derived from the total of available for sale investments, as well as other liquid assets, less short-term liabilities.  Our Board of Directors has established a target range for basic surplus of 5% to 7%.  For the three and six months ended December 31, 2010, our average basic surplus was 8.2% and 8.9%, respectively, which indicates we exceed the liquidity standard.

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

Certificates of deposit scheduled to mature in one year or less at December 31, 2010 totaled $79.4 million with $5.0 million of that amount in brokered deposits. Management’s policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with Anchor Bank. In addition, we had the ability at December 31, 2010 to borrow an additional $520,000 from the FHLB of Seattle.   As of December 31, 2010 Anchor Bank  had submitted loan collateral documents to FHLB of Seattle in the amount of $209.4 million of which $184.4 million had been reviewed as of January 19, 2011 by FHLB and accepted as eligible collateral.  The borrowing capacity of the loan collateral was $118.3 million and when combined with the borrowing capacity of securities collateral, created a total borrowing capacity of $127.3 million.  Anchor’s available credit as of January 19, 2011 was $28.9 million based on a borrowing capacity of $127.3 million less current outstanding balance of $98.4 million.

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

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. Upon completion of the Bank’s conversion, the Company’s primary source of income will be dividends received from the Bank.  Our strategic business plan filed with the FDIC in connection with the Order contemplates no payment of dividends throughout the three-year period covered by the plan and we do not expect to be permitted to pay dividends as long as the Order remains in effect.  In addition, the FDIC’s non-objection of the conversion restricts us from making any distributions to stockholders that represent a return of capital without the written non-objection of the FDIC Regional Director.  At December 31, 2010, the Company had no liquid assets.

Commitments and Off-Balance Sheet Arrangements.  The Bank is party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of the Bank’s customers.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated balance sheets.  The Bank’s maximum exposure to credit loss in the event of nonperformance by the

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

borrower is represented by the contractual amount of those instruments.  Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of
December 31, 2010:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$716	$716
Lines of Credit (2)
Fixed rate (3)	$10,592	$10,592
Adjustable rate	$24,082	$24,082
Undisbursed balance of loans closed	$35,390	$35,390
(1)	Interest rates on fixed rate loans range from 3.875% to 4.875%.
(2)	At December 31, 2010 there were no reserves for unfunded commitments.
(3)	Includes standby letters of credit.

Capital.  Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards and the Order. Anchor Bank’s total regulatory capital was $46.1 million at December 31, 2010, or 8.8%, of total assets on that date. As of December 31, 2010, we exceeded all regulatory capital requirements to be considered well capitalized as of that date.  Our regulatory capital ratios at December 31, 2010 were as follows: Tier 1 capital 11.1%; Tier 1 (core) risk-based capital 8.1%; and total risk-based capital 12.4%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. Although we were “well capitalized” at December 31, 2010 based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, we are no longer regarded as “well capitalized” for federal regulatory purposes as a result of the deficiencies cited in the Order.  As a result of this reclassification, our borrowing costs and terms from the Federal Reserve Board and the FHLB, as well as our FDIC deposit insurance premiums increased. For additional information, see the discussion included in Note 5 to the Selected Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

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

In recent years, management has primarily utilized the following strategies in its efforts to manage interest rate risk:

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing.  The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 1A.  Risk Factors

For information regarding the company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on November 12, 2010.  As of December 31, 2010, the risk factors of the Company have not changed materially from those disclosed in the prospectus

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

ANCHOR BANCORP

Date: February 11, 2011	/s/ Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2011	/s/ Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

42