Form 10-Q
period 2011-03-31
Anchor Bancorp
filed 2011-05-06
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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
Yes [X] No [   ]

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

Large accelerated filer                                 [   ]                   Accelerated filer                                             [   ]
Non-accelerated filer                                   [   ]                   Smaller reporting company                           [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 13, 2011, there were 2,550,000, shares of common stock, $.01 par value per share, outstanding.

ANCHOR BANCORP
FORM 10-Q
TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Anchor Bancorp, a Washington corporation, was formed in connection with the conversion of Anchor Mutual Savings Bank (the “Bank”) from the mutual to the stock form of organization.  On January 25, 2011, the Bank completed its conversion from mutual to stock form, changed its name to “Anchor Bank” and became the wholly owned subsidiary of the Company.  In the conversion, the Company sold an aggregate of 2,550,000 shares of common stock at a price of $10.00 per share in a subscription, community and syndicated community offering.  Since the Bank’s conversion and the Company’s stock offering were consummated on January 25, 2011, the information contained in this document before that date, pertain to the operations of the Bank.  For a further discussion of Anchor Bancorp’s formation and operations, see the Registration Statement (SEC Registration No. 333-154734), which includes financial statements for the year ended June 30, 2010.

Item 1.  Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share data) (Unaudited)	March 31, 2011	June 30, 2010

ASSETS
Cash and due from banks	$62,586	$32,831
Securities available for sale, at fair value, amortized cost of $37,035 and $45,811	39,027	48,779
Securities held to maturity, at amortized cost, fair value of $8,547 and $10,035	8,044	10,035
Loans held for sale	581	3,947
Loans receivable, net of allowance for loan losses of $7,775
and $16,788	341,488	389,411
Life Insurance Investment, net or surrender charges	17,443	16,920
Accrued interest receivable	1,852	2,158
Real estate owned, net	14,878	14,570
Federal Home Loan Bank (FHLB) stock, at cost	6,510	6,510
Property, premises and equipment, at cost, less accumulated depreciation of $15,053 and $14,489	13,299	14,435
Federal income tax receivable	2,277	2,336
Deferred tax asset, net	728	373
Prepaid expenses and other assets	1,418	2,524
Total assets	$510,131	$544,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$31,241	$28,718
Interest-bearing	311,218	327,070
Total deposits	342,459	355,788
FHLB advances	98,400	136,900
Advance payments by borrowers for taxes and insurance	2,278	1,423
Supplemental Executive Retirement Plan liability	1,911	1,939
Accounts payable and other liabilities	2,948	4,109
Total liabilities	447,996	500,159

STOCKHOLDERS’ EQUITY Preferred stock, $.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	-	-
Common stock, $.01 par value per share; authorized 45,000,000
Shares; issued and outstanding 2,550,000 shares at
March 31, 2011 and 0 shares at June 30 2010	25	-
Additional paid-in capital	23,215	-
Retained earnings, substantially restricted	38,154	42,278
Unearned Employee stock ownership plan (ESOP) shares	(1,008)	-
Accumulated other comprehensive income, net of tax	1,749	2,392
Total stockholders’ equity	62,135	44,670
Total liabilities and stockholders’ equity	$510,131	$544,829

See accompanying notes to consolidated financial statements

ANCHOR BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENT OF OPERATIONS (Dollars in thousands, except share data) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Interest income:
Loans receivable, including fees	$5,613	$7,145	$17,963	$22,292
Securities	85	85	259	315
Mortgage-backed securities	503	683	1,659	2,354
Total interest income	6,201	7,913	19,881	24,961

Interest expense:
Deposits	1,292	2,187	4,564	7,628
FHLB advances	401	1,186	1,779	4,029
Total interest expense	1,693	3,373	6,343	11,657
Net interest income before provision for loan losses	4,508	4,540	13,538	13,304
Provision for loan losses	3,608	666	5,118	2,249
Net interest income after provision for loan losses	900	3,874	8,420	11,055

Noninterest income
Deposit service fees	503	632	1,767	2,052
Other deposit fees	211	209	642	602
Gain on sale of investments	-	-	135	25
Loan fees	217	217	750	700
Gain (loss) on sale of loans	(14)	67	174	896
Other income	308	388	979	943
Total noninterest income	1,225	1,513	4,447	5,218

Noninterest expense
Compensation and benefits	2,077	2,217	6,406	6,588
General and administrative expenses	1,019	1,134	3,489	3,664
Real estate owned impairment	759	611	2,046	1,959
Federal Deposit Insurance Corporation (FDIC) insurance premiums	262	300	887	1,200
Information technology	495	477	1,507	1,400
Occupancy and equipment	612	630	1,783	1,927
Deposit services	172	232	517	693
Marketing	131	103	406	317
Loss on sale of property, premises and equipment	-	-	168	2
(Gain) loss on sale of real estate owned	(52)	9	(218)	(28)
Total noninterest expense	5,475	5,713	16,991	17,722
Loss before benefit for federal income tax	(3,350)	(326)	(4,124)	(1,449)
Provision (benefit) for income tax	-	-	-	(2,957)
Net income (loss)	$(3,350)	$(326)	$(4,124)	$1,508
Basic loss per share	$(1.36)	N/A	$(1.36)	N/A
Diluted loss per share	$(1.36)	N/A	$(1.36)	N/A

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Nine Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,124)	$1,508
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	863	1,014
Net amortization of premiums on securities	72	97
Provision for loan losses	5,118	2,249
ESOP expense	13	-
Real estate owned impairment	2,046	1,959
Deferred income taxes, net of valuation allowance	(355)	(2,723)
Income from life insurance investment	(524)	(522)
Originations of loans held for sale	(9,827)	(16,122)
Proceeds from sale of loans held for sale	13,368	35,958
Loss on sale of property, premises and equipment	168	2
Gain on sale of real estate owned	(218)	(28)
Change in operating assets and liabilities:
Accrued interest receivable	306	263
Prepaid expenses, other assets, and federal income tax receivable	1165	(783)
Change in supplemental Executive Retirement Plan liability	(28)	(28)
Accounts payable and other liabilities	(1,264)	522
Net cash from operating activities	6,779	23,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available for sale securities	4,035	15,848
Principal payments on mortgage-backed securities available for sale	4,945	5,363
Principal payments on mortgage-backed securities held to maturity	1,978	1,834
Loan originations, net of undisbursed loan proceeds and principal repayments	34,349	18,742
Proceeds from sale of real estate owned	6,593	3,429
Capitalized improvements on real estate owned	(273)	(137)
Purchase of property, premises and equipment	105	(461)
Net cash from investing activities	51,732	44,618

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decreases in deposits	(13,330)	(95,692)
Net change in advance payments by borrowers for taxes and insurance	855	973
Proceeds from FHLB advances	47,543	50,900
Repayment of FHLB advances	(86,043)	(43,500)
Proceeds from stock offering, net of costs	23,239	-
Purchase of ESOP shares	(1,020)	-
Net cash used in financing activities	(28,756)	(87,319)

(Continued)

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENT OF CASH FLOWS (Continued) (dollars in thousands, except share data) (Unaudited)	Nine Months Ended March 31,
	2011	2010

Net Change in Cash and Due From Banks	29,755	(19,335)

Beginning of period	32,831	42,388

End of period	$62,586	$23,053

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash investing activities
Net loans transferred to real estate owned	$8,456	$18,217

Loans securitized into mortgage-backed securities	$-	$5,016

Cash paid during the period for:
Interest	$6,567	$11,880

Non Cash Financing Activities:

On January 25, 2011, the Company issued 102,000 shares of common stock to the Employee Stock Ownership Plan (ESOP) and recorded a note receivable from the ESOP. The note receivable is shown as Unearned Employee Stock Ownership Plan (ESOP) shares in the consolidated balance sheet.

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 - Nature of Business

Anchor Bancorp (“Company”) was incorporated in September 2008 as the proposed holding company for Anchor  Bank (“Bank”) in connection with the Bank’s  conversion from mutual to stock form of ownership (See Note 3 of these Selected Notes to Consolidated Financial Statements), which was completed on January 25, 2011.

Anchor Bank is a community-based savings bank primarily serving Western Washington through its 14 full-service banking offices (including four Wal-Mart store locations) and one loan production office located within Grays Harbor, Thurston, Lewis, Pierce, Mason and Clark counties, Washington. Anchor Bank’s business consists of attracting deposits from the public and utilizing those deposits to originate loans.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and nine months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. For further information, refer to the Bank’s annual audited consolidated financial statements and related notes for the year ended June 30, 2010 included in the Company’s prospectus dated November 12, 2011.  Certain prior year amounts have been reclassified to conform to current year presentation. The reclassifications had no impact on net income (loss) or equity.

Note 3 – Plan of Conversion and Change in Corporate Form and Subsequent Events

            On January 25, 2011, in accordance with a Plan of Conversion (“Plan”) adopted by its Board of Directors and as approved by its depositors and borrower members, the Bank (i) converted from a mutual savings bank to a stock savings bank, (ii) changed its name to “Anchor Bank” and (iii) became the wholly-owned subsidiary of the Company, a bank holding company registered with the Board of Governors of the Federal Reserve System.  In connection with the conversion, the Company issued an aggregate of 2,550,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $25.5 million.   The cost of conversion and the issuance of capital stock was approximately $2.1 million which was deducted from the proceeds of the offering.

The Company retained 10% or $2.3 million of the net conversion proceeds and downstreamed the remaining 90% or $21.1 million of the net conversion proceeds to the Bank in exchange a 100% ownership interest in the Bank.  The Bank intends to use this additional capital for future lending and investment activities and for general and other corporate purposes subject to regulatory limitations.

Pursuant to the Plan, the Bank’s Board of Directors adopted an employee stock ownership plan (“ESOP”) which subscribed for 4% of the common stock sold in the offering or 102,000 shares.  As provided for in the Plan, the Bank established a liquidation account in the amount of retained earnings as of June 30, 2010,. The liquidation account will be maintained for the benefits of eligible savings account holders as of June 30, 2007 and supplemental eligible account holders as of September 30, 2010 who maintain deposit accounts in the Bank after conversion.  The conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities, and equity unchanged as a result.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 4 – Recently Issued Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-16, Transfer and Servicing (Topic 860) Accounting for Transfers of Financial Assets which amends ASC 860-10, Transfers and Servicing-Overall (ASC 860-10) and adds transition paragraphs 860-10-65-3 of ASC 860-10. ASC 860-10 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets, and requires additional disclosures. ASC 860-10 is effective for the Bank for the fiscal year beginning July 1, 2010. The adoption of ASC 860-10 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, (Topic 820)-Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurement and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosure should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 10. These new disclosure requirements were adopted by the Bank during the year ended June 30, 2010, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a material impact on the Bank’s consolidated financial statements. Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Company’s consolidated financial statements.

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables, and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact, and the segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. The Company adopted ASU during the quarter ended March 31, 2011. Adoption of this ASU has significantly expanded the disclosures within the consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, The Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This update provides additional guidance in determining what is considered a troubled debt restructuring (“TDR”). The update clarifies the two criteria that are required in determining a TDR. The update is effective for interim or annual periods beginning after June 15, 2011. The Company is currently evaluating the impact of this update to its consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
.

Note 5 –Regulatory Order, Economic Environment, and Management’s Plans

On August 12, 2009, the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Order”) with the FDIC, and the Washington Department of Financial Institutions, Division of Banks (“DFI”). The FDIC and DFI determined that the Bank had engaged in unsafe or unsound banking practices. Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the DFI. Other material provisions of the Order require the Bank to: (i) maintain specified capital and liquidity ratios and (ii) prepare and submit progress reports to the FDIC and DFI. The Order will remain in effect until modified or terminated by the FDIC and the DFI. The Bank has been actively engaged in responding to the concerns raised by the Order.

The Order does not restrict the Bank from transacting its normal banking business. The Bank has continued to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits, and processing banking transactions. All customer deposits remain fully insured to the highest limits set by the FDIC. The FDIC and DFI did not impose any monetary penalties. In response to financial results for the year ended June 30, 2010, and to address the provisions of the Order, the Bank has developed specific plans focused on increasing liquidity, reducing nonperforming assets, and improving capital levels.

The Bank’s first priority is to maintain liquidity sufficient to continue to meet all obligations as they come due. The Bank’s second priority is to reduce nonperforming assets. The Bank’s third priority is to increase capital levels in order to offset net losses incurred. The Bank plans to improve capital levels by managing the Bank’s asset size and composition, reducing or maintaining operating costs, as necessary.

Although the Bank is “well capitalized” at March 31, 2011 based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, because of the deficiencies cited in the Order, we are no longer regarded as “well capitalized” for federal regulatory purposes.  The Bank intends to use this additional capital raised in its recent public offering for future lending and investment activities and for general and other corporate purposes pursuant to regulatory limitations included in the Order.

Management believes the Bank is taking appropriate steps to comply with the Order.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Earnings (Loss) Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The following table presents a reconciliation of the components used to compute basic and diluted loss per share. The Company completed its stock conversion on January 25, 2011.

For the Period January 25, 2011 to March 31, 2011
(Dollars in thousands, except share data)

Net loss January 25, 2011 through March 31, 2011	$(3,328)

Weighted-average common shares outstanding	2,448,567

Basic loss per share	$(1.36)

Diluted loss per share	$(1.36)

Basic and diluted income (loss) per share are the same amount at March 31, 2011 as the Company does not have any additional potential common shares issuable under stock options.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Investments

The amortized cost and estimated fair market values of investment securities, including mortgage-backed securities, available-for-sale, and held-to-maturity (classified by type and contractual maturity) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2011
Securities available for sale
Municipal bonds	$2,717	$40	$-	$2,757
U.S. government agency securities	3,000	73	-	3,073
FHLMC mortgage-backed securities	31,318	1,879	-	33,197
	$37,035	$1,992	$-	$39,027

Securities held to maturity
FHLMC mortgage-backed securities	$7,894	$503	$-	$8,397
Municipal bonds	150	-	-	150
	$8,044	$503	$-	$8,547

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2010
Securities available for sale
Municipal bonds	$3,372	$67	$(8)	$3,431
U.S. government agency securities	2,999	152	-	3,151
FHLMC mortgage-backed securities	39,440	2,757	-	42,197
	$45,811	$2,976	$(8)	$48,779

Securities held to maturity
FHLMC mortgage-backed securities	$9,880	$675	$-	$10,555
Municipal bonds	155	-	-	155
	$10,035	$675	$-	$10,710

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

At March 31, 2011, there were no securities in an unrealized loss position. At June 30, 2010, there was one security in an unrealized loss position for less than twelve months.  The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of March 31, 2011 and June 30, 2010, are as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

(In thousands)
March 31, 2011
Securities available for sale
Municipal bonds	$-	$-	$-	$-	$-	$-

June 30, 2010
Securities available for sale
Municipal bonds	$636	$8	$-	$-	$636	$8

        Contractual maturities of securities at March 31, 2011 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore these securities are classified separately with no specific maturity date.

March 31, 2011	Amortized Cost	Fair Value
Securities available for sale	(In thousands)
Due within one year	$3,745	$3,826
Due one to five years	785	815
Due five years to ten years	325	327
Due after ten years	862	862
	5,717	5,830

Mortgage-backed securities	31,318	33,197

	$37,035	$39,027

March 31, 2011	Amortized Cost	Fair Value
Securities held to maturity	(In thousands)
Due after ten years	$150	$150

Mortgage-backed securities	7,894	8,397

	$8,044	$8,547

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

For the three and nine months ended March 31, 2011, proceeds from sales and maturities of securities available-for-sale were $0 and $4.0 million, respectively, compared to $2.0 million and $15.9 million respectively, for the same periods in 2010. Gross realized gains for the three and nine months were $0 and $135,000, respectively, with no gross realized losses on the sale of securities available-for-sale for the three and nine months ended March 31, 2011.  There were $0 and $57,000 of gross realized gains on the sale of securities available-for-sale for the three and nine months ended March 31, 2010, respectively, with gross realized losses of $0 and $33,000 for the same periods.

At March 31, 2011, securities with total par values of $4.6 million and total fair values of $4.9 million were pledged to secure certain public deposits. Securities with total par values of $932,000 and total fair values of $979,000 were pledged to secure certificates of deposit in excess of FDIC-insured limits. Securities with total par values of $8.8 million and total fair values of $9.2 million were pledged to secure FHLB borrowings.

Note 8 - Loans Receivable, net
Loans receivable consisted of the following:

	March 31, 2011	June 30, 2010
	(In thousands)

Real estate:
One- to four-family residential	$101,782	$112,835
Multi-family residential	42,829	45,983
Commercial	108,450	118,492
Construction	15,784	36,812
Land loans	7,250	7,843
Total real estate	276,095	321,965

Consumer:
Home equity	37,977	42,446
Credit cards	7,098	7,943
Automobile	6,288	8,884
Other consumer loans	3,579	4,160
Total consumer	54,942	63,433

Commercial business loans	18,938	21,718
Total loans	349,975	407,116

Less
Deferred loan fees and unamortized
discount on purchased loans	712	917
Allowance for loan losses	7,775	16,788
	$341,488	$389,411

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Allowance for Possible Loan Losses.  The allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. The assessment includes analysis of several different factors, including delinquency, charge-off rates and the changing risk profile of our loan portfolio, as well as local economic conditions such as unemployment rates, bankruptcies and vacancy rates of business and residential properties.  During the quarter, $6.2 million of loans specifically allowed for in the prior quarter were charged off as confirmed losses against the allowance for loan losses.

The following table presents the activity in the allowance for loan losses and impairment method by segment for the nine months ended March 31, 2011.

	One- to four- family	Multi- family residential	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning balance	$3,694	$ 363	$1,000	$ 7,676	$296	$2,330	$ 1,429	-	$ 16,788
Provision for loan losses	(600)	510	1,340	847	(110)	305	2,826	-	5,118
Charge-offs	(1,369)	(11)	(100)	(8,300)	(40)	(1,152)	(3,407)	-	(14,379)
Recoveries	116	-	-	-	-	132	-	-	248

Ending balance	$ 1,841	$ 862	$ 2,240	$ 223	$ 146	$ 1,615	$ 848	$ -	$ 7,775

The following table presents the activity in the allowance for loan losses and impairment method by segment for the nine months ended March 31, 2010.

	One- to four- family	Multi- family residential	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total
(In thousands)
Allowance for loan losses:
Beginning balance	$861	$ 632	$1,487	$ 19,058	$ -	$2,219	$ 206	-	$ 24,463
Provision for loan losses	1,269	2	(16)	(3,111)	-	3,561	544		2,249
Charge-offs	(376)	-	-	(6,750)	,	(1,547)	-		(8,673)
Recoveries	-	-	-	-	-	118	-	-	118

Ending balance	$ 1,754	$ 634	$ 1,471	$ 9,197	$ -	$ 4,351	$ 750	$ -	$ 18,157

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

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

The following table presents loans individually evaluated for impairment by type of loans as of March 31, 2011.
	Recorded Investments (Loan Balance Less Charge off)	Unpaid Principal Balance	Related Allowance	Interest Income Recognized

Totals
One- to four-family residential	$13,901	$13,878	$ -	$313
Multi family residential	917	917	-	25
Commercial real Estate	1,391	1,387	-	4
Construction	10,268	10,268	-	24
Land	383	383	-	4
Home equity	548	547	-	10
Credit cards	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Commercial business	3,706	3,702	-	47
Total	$31,114	$31,082	$ -	427

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011.

	One- to four- family	Multi- family residential	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total
(In thousands)
Allowance for loan losses:
Ending balance	$1,841	$ 862	$2,240	$ 223	$146	$1,615	$ 848	$ -	$ 7,775
Ending balance: individually evaluated for impairment	-	-	-	-	-	-	-	-	-
Ending balance: collectively evaluated for impairment	1,841	862	2,240	223	146	1,615	848	-	7,775
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-
Loans receivable:
Ending balance	$ 101,782	$ 42,829	$ 108,450	$15,784	7,250	$ 54,942	$18,938	$ -	$349,975
Ending balance: individually evaluated for impairment	13,901	917	1,391	10,268	383	548	3,706	-	31,114
Ending balance: collectively evaluated for impairment	87,881	41,912	107,059	5,516	6,867	54,394	15,232	-	318,861
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-

(1)	Consumer loans include home equity, credit cards, auto and other loans. The only type of consumer loans with an impairment are home equity loans.

Nonaccrual loans totaled $18.8 million and $19.8 million at March 31, 2011 and June 30, 2010, respectively.  Average investment in impaired loans was $24.8 million and $33.6 million at March 31, 2011 and June 30, 2010, respectively.    Interest income recognized on a cash basis on impaired loans was $427,000 and $57,000 for the periods ended March 31, 2011 and June 30, 2010, respectively.

               The following table presents the recorded investment in nonaccrual and loans past due 90 days still on accrual by type of loans as of March 31, 2011.

Balance
(In thousands)

One- to four-family residential	$4,727
Multi- family residential	-
Commercial	1,095
Construction	9,694
Land loans	304
Home equity	342
Automobile	61
Credit cards	54
Other	72
Commercial business loans	2,404
Total	$18,753

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Non-Accrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Loans are placed on non-accrual when, in management’s opinion, the borrower may be unable to meet payment of obligations as they become due, as well as when required by regulatory provisions.

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans
			(In thousands)

One- to four-family	$1,190	$856	$4,727	$6,773	$95,009	$101,782
Multi-family residential	480	-	-	480	42,349	42,829
Commercial	-	-	1,095	1095	107,355	108,450
Construction	1,210	873	9,694	11,777	4,007	15,784
Land	72	74	304	450	6,800	7,250
Home equity	404	91	342	837	37,140	37,977
Credit cards	174	53	54	281	6,817	7,098
Automobile	42	78	61	181	6,107	6,288
Other	9	1	72	82	3,497	3,579
Commercial business loan	280	42	2,404	2,276	16,212	18,938

Total	$3,861	$2,068	$18,753	$24,682	$325,293	$349,975

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

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance to address the risk specifically or we may allow the loss to be addressed in the general allowance. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are required to be classified as either watch or special mention assets.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We also use early indicator loan grades to identify and track potential problem loans which do not rise to the levels described for substandard, doubtful or loss.  The grades for watch and special mention are assigned to loans which have been criticized based upon known characteristics such as periodic payment delinquency or stale financial information from the borrower and/or guarantors.  Loans identified as criticized (watch and special mention) or classified (substandard, doubtful, or loss) are subject to problem loan reporting not less than every three months.

The following table represents the internally assigned grade as of March 31, 2011, by type of loans.

Credit Exposure
Credit Risk Profile by Internally Assigned Grade
	One- to four-family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other	Commercial business	Total
					(In thousands)
Grade:

Pass	$81,550	$30,771	$76,463	$3,358	$ 5,731	$35,929	$6,817	$6,007	$3,298	$9,035	$ 258,959
Watch	6,454	5,793	19,805	980	195	1,398	227	83	195	1,754	33,884
Special Mention	3,305	5,251	1,803	-	-	90	-	57	1	742	11,249

Substandard	10,473	1,014	10,379	11,446	1,324	560	54	141	85	7,407	42,883

Total	$ 101,782	$42,829	$108,450	$ 15,784	$7,250	$ 37,977	$7,098	$ 6,288	$3,579	$ 18,938	$349,975

The following table represents the credit risk profile based on payment activity as of March 31, 2011, by type of loans.

Credit Exposure
Credit Risk Profile based on Payment Activity

	One- to four-family	Multi- family	Commercial Real Estate	Construction	Land	Home Equity	Credit Cards	Automobile	Other	Commercial Business	Total
					(In thousands)
Performing	$97,055	$42,829	$107,355	$ 6,090	$6,946	$37,635	$7,044	$6,227	$ 3,507	$16,534	$331,222

Nonperforming	4,727	-	1,095	9,694	304	342	54	61	72	2,404	18,753

Total	$101,782	$ 42,829	$ 108,450	$ 15,784	$ 7,250	$ 37,977	$ 7,098	$ 6,288	$ 3,579	$18,938	$349,975

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Adjustable rate loans have interest rate adjustment limitations and are generally indexed to either the one-year Treasury bill or the monthly weighted-average cost of funds for 11th district institutions regulated by the Office of Thrift Supervision, as published by the FHLB of Seattle.

Outstanding commitments to borrowers for loans as of March 31, 2011 and June 30, 2010 totaled $118,000 and $579,000, respectively.  Unfunded commitments under lines of credit as of March 31, 2011 and June 30, 2010 totaled $37.2 million and $36.7 million, respectively.

Trouble Debt Restructure. At March 31, 2011, troubled debt restructured loans, included in impaired loans above, totaled $12.6 million with $1.9 million currently in non-accrual.   Restructured loans are an option that the Bank uses to minimize risk of loss. The modifications have included items such as lowering the interest on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank’s best interest. At March 31, 2011, there were no commitments to lend additional funds to borrowers whose loans have been modified in troubled debt restructurings.

Note 9 – Real Estate Owned

        The following table is a summary of real estate owned for the nine months ended March 31, 2011 and 2010 :

	Nine Months Ended	Nine Months Ended
	March 31, 2011	March 31, 2010
	Amount	Amount
	(In thousands)
Balance at the beginning of the period	$14,570	$2,990
Loans transferred to REO	8,456	18,217
Capitalized improvements	273	137
Impairment	(2,046)	(1,959)
Dispositions of REO	(6,375)	(3,429)
Balance at the end of the period	$14,878	$15,956

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 10 – Employee Benefit Plans

     Employee Stock Ownership Plan

              On January 25, 2011, the Bank established an ESOP for the benefit of substantially all employees. The ESOP borrowed $1.0 million from the Company and used those funds to acquire 102,000 shares of the Company’s stock at the time of the initial public offering at a price of $10.00 per share.

              Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on June 30, the Company’s fiscal year end.

       As shares are committed to be released from collateral, we report compensation expense equal to the daily average market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued throughout the year.

              Shares held by the ESOP are as follows:

March 31, 2011
(In thousands, except share data)
Allocated shares	1,133
Unallocated shares	100,867
Total ESOP shares	102,000

Fair value of unallocated shares	$1,079

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 – Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly.  The following definitions describe the levels of inputs that may be used to measure fair value:

The following definitions describe the levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2: Significant observable inputs other than quoted prices included within Level 1, such as quoted prices in markets that are not active, and inputs other than quoted prices that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions market participants would use in pricing an asset or liability based on the best information available in the circumstances.

The following table shows the Company’s assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1 and Level 2 during the nine months ended March 31, 2011).

	March 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$ -	$ 2,757	$ -	$ 2,757
U.S. government agency securities	-	3,073	-	3,073
FHLMC mortgage-backed securities	-	33,197	-	33,197

	June 30, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$ -	$ 3,431	$ -	$ 3,431
U.S. government agency securities	-	3,151	-	152
FHLMC mortgage-backed securities	-	42,197	-	42,197

Assets and liabilities measured at fair value on a nonrecurring basis - Assets and liabilities are considered to be fair valued on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements that require assets or liabilities to be assessed for impairment or recorded at the lower of cost or fair value. The following table presents the Company’s assets measured at fair value on a nonrecurring basis:

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	March 31, 2011
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$ -	$ -	$ 31,114	$ 31,114	$ (6,188)
Real estate owned	-	-	14,878	14,878	(12,073)
Loans held for sale (2)	581	-	-	581	-

(1) The balance disclosed for impaired loans represents the impaired loans where fair value is less than unpaid principal prior to impairment  at  March 31, 2011.
(2) The fair value is based on quoted market prices obtained from Federal Home Loan Mortgage Corporation (“FHLMC”) or from direct sales to other third parties. FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

	June 30, 2010
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (3)	$ -	$ -	$ 16,473	$ 16,473	$ (8,187)
Real estate owned	-	-	14,570	14,570	(8,047)
Loans held for sale (4)	3,391	-	-	3,391	(52)

 (3) The balance disclosed for impaired loans represents the impaired loans where fair value is less than unpaid principal prior to impairment at June 30, 2010.
 (4) The fair value is based on quoted market prices obtained from Federal Home Loan Mortgage Corporation (“FHLMC”) or from direct sales to other third parties. FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands) (Unaudited)

The fair value of impaired loans and real estate owned is estimated using the fair value of the collateral less estimated selling costs.

There were no transfers out of Level 3 during the nine months ended March 31, 2011. The estimated fair values of financial instruments are as follows:

	March 31, 2011		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$62,586	$62,586	$32,831	$32,831
Securities available for sale	39,027	39,027	48,779	48,779
Securities held to maturity	8,044	8,547	10,035	10,710
Loans held for sale	581	581	3,947	3,961
Loans receivable, net	341,488	326,875	389,411	360,697
Bank owned life insurance	17,443	17,443	16,920	16,920
Accrued interest receivable	1,852	1,852	2,158	2,158
FHLB stock	6,510	6,510	6,510	6,510

Liabilities:
Demand deposits, savings and money market	160,236	160,236	154,324	154,324
Certificates of deposit	182,223	180,377	201,464	200,976
FHLB advances	98,400	97,896	136,900	138,312
Advance payments by borrowers for taxes and insurance	2,278	2,278	1,423	1,423

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

Securities - The estimated fair values of Securities in debt securities were based on quoted market prices of similar securities.

Loans held for sale - The fair value of loans held-for-sale is based on quoted market prices from FHLMC. The FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.  For impaired loans, the fair value was based on the face amount of the collateral.

Loans receivable, net - As of March 31, 2011 and June 30, 2010, loans were priced using comparable market statistics. The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each category.  For impaired loans the fair value was based on the collateral less estimated selling costs.

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

Some of these and other factors are discussed in our prospectus dated November 12, 2011 under the caption “Risk Factors.”  Such developments could have an adverse impact on our financial position and our results of operations.

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

Background and Overview

Anchor Bank is a Washington chartered savings bank that was organized in 1907 as a Washington state chartered savings and loan association, converted to a federal mutual savings and loan association in 1935, and converted to a Washington state chartered mutual savings bank in 1990.  Effective January 25, 2011, the Bank converted from mutual to stock form.  Anchor Bank is a community-based savings bank primarily serving Western Washington through 14 full-service banking offices (including four Wal-Mart store locations) and one loan production office located within Grays Harbor, Thurston, Lewis, Pierce, Mason and Clark counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans.  Historically, lending activities have been primarily directed toward the origination of one- to four-family residential construction, commercial real estate and consumer loans.  Since 1990, we have also offered commercial real estate loans and multi-family loans primarily in Western Washington. To an increasing extent in recent years, lending activities have also included the origination of residential construction loans through brokers, in particular within the Portland, Oregon metropolitan area and increased reliance on non-deposit sources of funds.

On August 12, 2009, Anchor Bank became subject to the Order, issued with its consent, by the FDIC and DFI. The Order is a formal corrective action pursuant to which Anchor Bank has agreed to take certain measures in the areas of capital, loan loss allowance determination, risk management, liquidity management, board oversight and monitoring of compliance, and imposes certain operating restrictions on Anchor Bank.  Management and the Bank’s Board of Directors have been taking action and implementing programs to comply with the requirements of the Order.  Information regarding Anchor Bank’s compliance with the Order is included in Note 3 to the Selected Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q and “Risk Factors - Cease and Desist Order” in the prospectus dated November 12, 2010.

Critical Accounting Estimates and Related Accounting Policies

We use estimates and assumptions in our consolidated financial statements in accordance with generally accepted accounting principles. Management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to the determination of the allowance for loan losses and the associated provision for loan losses, the valuation of capitalized mortgage servicing rights, deferred income taxes and the associated income tax expense, as well as valuation of real estate owned. Management reviews the allowance for loan losses for adequacy on a monthly basis and establishes a provision for loan losses that it believes is sufficient for the loan portfolio growth expected and the loan quality of the existing portfolio. The carrying value of the capitalized mortgage servicing rights are evaluated annually and the carrying value of real estate owned is assessed on a quarterly basis. Income tax expense and deferred income taxes are calculated using an estimated tax rate and are based on management’s understanding of our effective tax rate and the tax code.

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our board of directors and management assesses the allowance for loan losses on a quarterly basis. The Executive Loan Committee analyzes several different factors including delinquency rates, charge-off rates and the changing risk profile of our loan portfolio, as well as local economic conditions such as unemployment rates, bankruptcies and vacancy rates of business and residential properties.

We believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period, requiring management to make assumptions about future losses on loans. The impact of a sudden large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Our methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits that meet the definition of impaired and a general allowance amount.  The specific allowance component is determined when management believes that the collectability of a specifically identified large loan has been impaired and a loss is probable. The general allowance component relates to assets with no well-defined deficiency or weakness and takes into consideration loss that is inherent within the portfolio but has not been realized. The general allowance is determined by applying an expected loss percentage to various types of loans with similar characteristics and classified loans that are not analyzed specifically for impairment.  Because of the imprecision in calculating inherent and potential losses, the national and local economic conditions are also assessed to determine if the general allowance is adequate to cover losses.  We factored in an unallocated portion for market risk.

The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the future loan servicing fees from the right to service loans for others. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the development of a number of estimates, the most critical of which is the mortgage loan prepayment speeds assumption. The mortgage loan prepayment speeds assumption is significantly impacted by interest rates. In general, during periods of falling interest rates, the mortgage loans prepay faster and the value of our mortgage servicing asset declines. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases due to slower rates of prepayments.  We account for mortgage servicing rights initially at fair value and on an ongoing basis evaluate the fair value.  We use the direct write off method, thus minimizing the potential for impairment.  We perform an annual review of mortgage servicing rights for potential changes in value. This review includes an independent appraisal by an outside party of the fair value of the mortgage servicing rights.

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability.  Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution’s income tax returns.  Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards.  After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance.  A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability.  Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law.  Based upon the available evidence, we recorded a valuation allowance of $3.2 million at March 31, 2011.  The deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to securities available for sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from deferred loan fees and costs, mortgage servicing rights, loan loss reserves and dividends received from the FHLB of Seattle.  Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

Real Estate Owned.  Real estate acquired through foreclosure is transferred to the real estate owned asset classification at the lesser of “cost” (principal balance less unearned loan fees, plus capitalized expenses of acquisition, if any) or “fair value” (estimated fair market value less estimated costs of disposal).  Costs associated with real estate owned for maintenance, repair, property tax, etc., are expensed during the period incurred. Assets held in real estate owned are reviewed monthly for potential impairment.  When impairment is indicated the impairment is charged against current period operating results and netted against the real estate owned to reflect a net book value.  At disposition any residual difference is either charged to current period earnings as a loss on sale or reflected as income in a gain on sale.

Comparison of Financial Condition at March 31, 2011 and June 30, 2010

General. Total assets decreased $34.7 million, or 6.4%, to $510.1 million at March 31, 2011 from $544.8 million at June 30, 2010.  The decrease in assets during this period was primarily a result of a $47.9 million, or 12.3%, decrease in loans receivable and a $9.8 million, or 20.0%, decrease in securities available for sale, partially offset by a $29.8 million, or 90.6%, increase in cash and cash due from banks.   The proceeds from loan maturities and pay-offs and the sale of securities during the period, together with the $21.1 million in net conversion proceeds raised during the quarter, were used to reduced outstanding borrowings and eliminate brokered deposits, with the excess proceeds resulting in an increase in cash and cash due from banks.  Total liabilities decreased $52.2 million, or 10.4%, to $448.0 million at March 31, 2011 from $500.2 million at June 30, 2010.  The decrease in liabilities during the period was primarily the result of a $13.3 million, or 3.7%, decrease in deposits, which included a $21.7 million, or 100%, decrease in brokered deposits partially offset by an increase in other deposits, and a $38.5 million, or 28.1%, decrease in FHLB advances..  These decreases were due to our continued focus to replace wholesale deposits and borrowings with core deposits.

Assets. Total assets decreased $34.7 million at March 31, 2011 from June 30, 2010. The following table details the increases and decreases in the composition of our assets from June 30, 2010 to March 31, 2011:

			Increase/(Decrease)
	Balance at March 31, 2011	Balance at June 30, 2010	Amount	Percent
	(Dollars in thousands)
Cash and due from banks	$62,586	$32,831	$29,755	90.6%
Mortgage-backed securities, available for sale	39,027	48,779	(9,752)	(20.0)
Mortgage-backed securities, held to maturity	8,044	10,035	(1,991)	(19.8)
Loans receivable, net of allowance for loan losses	341,488	389,411	(47,923)	(12.3)

Cash and due from banks increased $29.8 million or 90.6% at March 31, 2011 from June 30, 2010.  This increase was primarily related to the $23.2 million net proceeds the Company received upon completion of the Company’s initial public offering on January 25, 2011.

Securities available for sale decreased $9.8 million or 20.0% to $39.0 million at March 31, 2011 from $48.8 million at June 30, 2010. The decrease in this portfolio was primarily the result of sales and maturities of securities of $4.0 million and contractual repayments of $4.9 million.   Securities held-to-maturity decreased $2.0 million or 19.8% due to contractual repayments.

Loans receivable, net, decreased $47.9 million or 12.3% to $341.5 million at March 31, 2011 from $389.4 million at June 30, 2010.  The total construction loan portfolio decreased $18.1 million due to loan repayments and the transfer of loans to real estate owned.   Our total commercial loan real estate portfolio decreased $10.0 million as a result of our continued focus to reduce this portion of the loan portfolio.

Deposits.  Deposits decreased $13.3 million, or 3.7%, to $342.5 million at March 31, 2011 from $355.8 million at June 30, 2010.  A significant portion of the decrease was in brokered certificates of deposit which decreased $21.7 million and a $6.3 million decrease in interest-bearing demand deposits. These decreases were partially offset by increases in our money market accounts of $8.1 million and retail certificates of deposit of $2.5 million.

The following table details the changes in deposit accounts:

			Increase/(Decrease)
	Balance at March 31, 2011	Balance at June 30, 2010	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$31,241	$28,718	$2,523	8.8%
Interest-bearing demand deposits	19,139	25,483	(6,344)	(24.9)
Money market accounts	78,424	70,367	8,057	11.4
Savings deposits	31,432	29,756	1,676	5.6
Certificates of deposit
Retail certificates	182,223	179,739	2,484	1.4
Brokered certificates	-	21,725	(21,725)	(100.0)
Total deposit accounts	$342,459	$355,788	$(13,329)	(3.7)%

Borrowings.  FHLB advances decreased $38.5 million, or 28.1%, to $98.4 million at March 31, 2011 from $136.9 million at June 30, 2010. The decrease was related to our continued focus on reducing our reliance on outside borrowings and our emphasis on retail deposits.
.
               Stockholders’ Equity.  Total stockholders’ equity increased $17.4 million or 38.9% to $62.1 million at March 31, 2011 from $44.7 million at June 30, 2010.  The increase was primarily due to net proceeds of $23.2 million generated by the Company’s public offering, offset by a net loss for the nine months ended March 31, 2011 of $4.1 million, the purchase of shares for the Employee Stock Ownership Plan (ESOP) of $1.0 million and a decrease in other accumulated comprehensive income, net of tax of $643,000.

Comparison of Operating Results for the Three and Nine Months ended March 31, 2011 and 2010

General.  Net loss for the three months ended March 31, 2011 was $3.4 million compared to a net loss of $326,000 for the three months ended March 31, 2010. For the nine months ended March 31, 2011, the net loss was $4.1 million compared to net income of $1.5 million for the comparable period in 2010.

Net Interest Income.  Net interest income remained relatively unchanged at $4.5 million for both the three months ended March 31, 2011 and March 31, 2010. For the nine months ended March 31, 2011, net interest income increased $234,000 or 1.8%, to $13.5 million from $13.3 million for the nine months ended March 31, 2010.

Our net interest margin increased 54 basis points to 3.87% for the three months ended March 31, 2011, from 3.33% for the same period the prior year. The average yield on interest-earning assets decreased 48 basis points to 5.32% for the three months ended March 31, 2011 from 5.80% for the comparable quarter in 2010. The decrease in yield was the result of the cash received through the offering. The average cost of interest-bearing liabilities decreased 106 basis points to 1.65% for the three months ended March 31, 2011, compared to 2.71% for the same period the prior year, primarily due to a lower rate and average balance of FHLB borrowings and certificates of deposit.

The following table sets forth the results of balance sheet decreases and changes in interest rates to our net interest income for the three months ended March 31, 2011 compared to the same period in 2010. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(185)	$(1,347)	$(1,532)
Mortgage-backed securities	(11)	(169)	(180)
Investment securities, FHLB stock and cash and due from banks	(37)	37	0
Total net change in income on interest-earning assets	$(233)	$(1,479)	$(1,712)
Interest-bearing liabilities:
Savings deposits
Interest-bearing demand deposits	$(4)	$4	$-
Money market accounts	(11)	(9)	(20)
Certificates of deposit	(44)	3	(41)
FHLB advances	(454)	(380)	(834)
Total net change in expense on interest-bearing liabilities	(451)	(334)	(785)
Total increase in net interest income	(964)	(716)	(1,680)
	$731	$(763)	$(32)

              For the nine months ended March 31, 2011, our net interest margin increased 55 basis points to 3.77% compared to 3.08% for the same period in 2010.  The average cost of interest-bearing liabilities decreased 101 basis points to 1.96% for the nine months ended March 31, 2011 compared to 2.97% for the same period of the prior year.  This decrease is primarily as a result of a 177 basis point decrease in the average cost of FHLB borrowings due to the elimination of higher priced borrowings through payoff at normal maturity dates and a  87 basis point decrease in the average cost of certificates of deposit due to the decline in brokered certificates of deposit during the nine months ended March 31, 2011.

The following table sets forth the results of balance sheet decreases and changes in interest rates to our net interest income for the nine months ended March 31, 2011 compared to the same period in 2010.
	Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(166)	$(4,163)	$(4,329)
Mortgage-backed securities	(43)	(652)	(695)
Investment securities, FHLB stock and cash and due from banks	(106)	50	(56)
Total net change in income on interest-earning assets	$(315)	$(4,765)	$(5,080)

Interest-bearing liabilities:
Savings deposits	$(4)	$10	$6
Interest-bearing demand deposits	(39)	(18)	(57)
Money market accounts	(318)	(170)	(488)
Certificates of deposit	(1,280)	(1,245)	(2,525)
FHLB advances	(1,436)	(814)	(2,250)
Total net change in expense on interest-bearing liabilities	(3,077)	(2,237)	(5,314)
Total increase in net interest income	$2,762	$(2,528)	$234

 Interest Income. Total interest income for the three months ended March 31, 2011 decreased $1.7 million, or 21.6%, to $6.2 million, from $7.9 million for the three months ended March 31, 2010. The decrease during the period was primarily attributable to the decline in net loans receivable over the last year.

The following tables compare detailed average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2010
	(Dollars in thousands)

Loans receivable, net (1)	$362,275	6.20%	$446,466	6.40%	$(1,531)
Mortgage-backed securities	42,408	4.74	56,333	4.85	(180)
Investment securities	5,989	4.27	7,653	3.87	(10)
FHLB stock	6,510	-	6,510	-	-
Cash and due from banks	48,746	0.16	28,345	0.16	9
Total interest-earning assets	$465,928	5.32%	$545,307	5.80%	$(1,712)
(1)
Non-accruing loans have been included in the table as loans carrying a zero yield for the period that they have been on non-accrual.  Calculated net of deferred loan fees, loan discounts, and loans in process.

For the nine months ended March 31, 2011, total interest income decreased $5.1 million, or 20.4%, to $19.9 million, from $25.0 million for the nine months ended March 31, 2010.  The decrease was primarily the result of a $87.3 million decrease in the average balance of loans receivable during the period.  The decrease in the average balance of loans receivable was a part of the strategy employed by the Bank to maximize its regulatory capital ratios prior to the stock offering.

The following tables compare detailed average interest-earning asset balances, associated yields, and resulting changes in interest income for the nine months ended March 31, 2011 and 2010:

	Nine Months Ended March 31,
	2011		2010		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2010
	(Dollars in thousands)

Loans receivable, net (1)	$380,055	6.30%	$467,321	6.36%	$(4,329)
Mortgage-backed securities	46,772	4.73	64,674	4.85	(695)
Investment securities	6,407	4.22	8,641	4.15	(66)
FHLB stock	6,510	-	6,510	-	-
Cash and due from banks	38,654	0.19	29,403	0.21	10
Total interest-earning assets	$478,398	5.54%	$576,549	5.77%	$(5,080)

(1)
Non-accruing loans have been included in the table as loans carrying a zero yield for the period that they have been on non-accrual.  Calculated net of deferred loan fees, loan discounts, and loans in process.

Interest Expense.  Interest expense decreased $1.7 million, or 49.8%, to $1.7 million for the three months ended March 31, 2011, from $3.4 million for the three months ended March 31, 2010. The average cost of interest-bearing liabilities decreased 106 basis points to 1.65% for the three months ended March 31, 2011 compared to 2.71% for the same period of the prior year.  The decrease was primarily due to a 99 basis point decline in our average cost of certificates of deposit and a 184 basis point decline in the average cost of Federal Home Loan Bank advances.  The average balance of total interest-bearing liabilities decreased $88.3 million, or 17.7%, to $409.3 million for the three months ended March 31, 2011 from $497.6 million for the three months ended March 31, 2010. The decrease was primarily a result of a $34.2 million decline due a decrease in average retail certificates of deposits, a decrease in $11.8 million of average brokered deposits, and a $38.5 million decrease in average FHLB advances.

The following table details average balances, cost of funds and the change in interest expense for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2010
	(Dollars in thousands)

Savings deposits	$30,847	0.70%	$28,743	0.75%	$-
Interest-bearing demand deposits	18,983	0.30	25,577	0.53	(20)
Money market deposits	76,826	0.87	75,676	1.10	(41)
Certificates of deposit	184,270	2.29	230,748	3.28	(834)
FHLB advances	98,400	1.63	136,900	3.47	(785)
Total interest-bearing liabilities	$409,326	1.65%	$497,644	2.71%	$(1,680)

For the nine months ended March 31, 2011 interest expense decreased $5.3 million, or 45.6%, to $6.3 million for the nine months ended March 31, 2011 from $11.6 million for the nine months ended March 31, 2010. Average interest-bearing liabilities decreased $92.6 million or 17.7% to $430.6 million for the nine months ended March 31, 2011 compared to $523.2 million for the same period in 2010. The average cost of interest-bearing liabilities decreased 101 basis points to 1.96% for the nine months ended March 31, 2011 compared to 2.97% for the same period of the prior year.  The decrease was primarily a result of a 177 basis point decrease in the average cost of FHLB borrowings due to the elimination of higher priced borrowings through payoff at normal maturity dates and a 87 basis point decrease in the average cost of certificates of deposit due to the decline in brokered certificates of deposit during the nine months ended March 31, 2011.

The following table details average balances, cost of funds and the change in interest expense for the nine months ended March 31, 2011 and 2010:

	Nine Months Ended March 31,
	2011		2010		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2010
	(Dollars in thousands)

Savings deposits	$30,636	0.74%	$28,823	0.76%	$6
Interest-bearing demand deposits	20,995	0.30	25,323	0.55	(57)
Money market deposits	74,928	0.99	89,483	1.56	(488)
Certificates of deposit	195,867	2.58	243,960	3.45	(2,525)
FHLB advances	108,191	2.19	135,604	3.96	(2,250)
Total interest-bearing liabilities	$430,617	1.96%	$523,193	2.97%	$(5,314)

Provision for Loan Losses.  In connection with its analysis of the loan portfolio at March 31, 2011, management determined that a provision for loan losses of $3.6 million was required for the three months ended March 31, 2011, compared to the $666,000 provision for loan losses established for the three months ended

March 31, 2010.  Most of the increases in the provision relates to the single family, home equity, and consumer loan portfolios and results from continued weakness in employment within Anchor’s primary market areas.   The specific allowance component is created when management believes that the collectability of a specific large loan, such as a real estate, multi-family or commercial real estate loan, has been impaired and a loss is probable.  The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.  During the quarter, $6.2 million of loans specifically allowed for in the prior quarter were charged off as confirmed losses against the allowance for loan losses.   Included in the $6.2 million is one large credit relationship for $4.2 million that, as previously disclosed, was classified as Substandard at December 31, 2010 and that experienced further deterioration during the quarter ended March 31, 2011.  This relationship, which was originated by a former loan officer, had a principal balance totaling $4.2 million at March 31, 2011 and has been reserved to a level of fifty percent (50%), based on estimates of the value of the Bank’s security positions.

The provision for loan losses for the nine months ended March 31, 2011 was $5.1 million, an increase of $2.9 million from the $2.2 million provision for loan losses for the nine months ended March 31, 2010. Management considers the allowance for loan losses at March 31, 2011 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

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

Non-performing loans were $18.8 million or 3.7% of total assets at March 31, 2011, compared to $20.0 million, or 3.6% of total assets at March 31, 2010.   The following table details activity and information related to the allowance for loan losses at and for the nine months ended March 31, 2011 and 2010.

	At or For the Nine Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Provision for loan losses	$5,118	$2,249
Net charge-offs	$14,131	$8,791
Allowance for loan losses	$7,775	$18,157
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	2.2%	4.2%
Nonaccrual and 90 days or more past due loans	$18,753	$20,045
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	41.5%	90.6%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	5.4%	4.6%
Total loans	$349,975	$434,030

Noninterest Income.  The following table provides a detailed analysis of the changes in the components of noninterest income for the three months ended March 31, 2011 compared to the same period in 2010:

	Three Months Ended March 31,		Increase (decrease)
	2011	2010	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$503	$632	$(129)	(20.4)%
Other deposit fees	211	209	2	1.0
Loan fees	217	217	-	-
Gain (loss) on sale of loans	(14)	67	(81)	(120.9)
Other income	308	388	(80)	(20.6)
Total noninterest income	$1,225	$1,513	$(288)	(19.0)%

Noninterest income decreased $288,000 or 19.0% to $1.2 million for the three months ended March 31, 2011 from $1.5 million for the same quarter in 2010.  The decrease in deposit services fees is related to our two branch closures, and a decrease in ATM fee income as a result of the closures.  The decrease in the amount of gain on the sale of loans was the result of a lower volume of loans sold into the secondary market during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to lower demand for one-to-four home loans.

The following table provides a detailed analysis of the changes in the components of noninterest income for the nine months ended March 31, 2011 compared to the same period in 2010:
	Nine Months Ended March 31,		Increase (decrease)
	2011	2010	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$1,767	$2,052	$(285)	(13.9)%
Other deposit fees	642	602	40	6.6
Gain on the sale of securities	135	25	110	440.0
Loan fees	750	700	50	7.1
Gain on sale of loans	174	896	(722)	(80.6)
Other income	979	943	36	3.8
Total noninterest income	$4,447	$5,218	$(771)	(14.8)%

               Noninterest income decreased $771,000 during the nine months ended March 31, 2011 from the same period in 2010 primarily as a result of a $722,000 decrease in gains on the sales of loan. There was a sale in August 2010 of $13.2 million in single family loans that resulted in a gain of $331,000 with no comparable gain during the nine months ended March 31, 2011.   Deposit fees decreased due to two Wal-Mart branch closures.  Gain on sale of Securities increased due to the sale of mortgage backed securities used to eliminate wholesale funds.

Noninterest Expense.  The following tables provide an analysis of the changes in the components of noninterest expense for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Increase (decrease)
	2011	2010	Amount	Percent
	(Dollars in thousands)

Compensation and benefits	$2,077	$2,217	$(140)	(6.3)%
General and administrative expenses	1,019	1,134	(115)	(10.1)
Real estate owned impairment	759	611	148	24.2
FDIC Insurance premium	262	300	(38)	(12.7)
Information technology	495	477	18	3.8
Occupancy and equipment	612	630	(18)	(2.9)
Deposit services	172	232	(60)	(25.9)
Marketing	131	103	28	27.2
(Gain) on sale of real estate owned	(52)	9	(61)	(677.8)
Total noninterest expense	$5,475	$5,713	$(238)	(4.2)%

Noninterest expense decreased $238,000, or 4.2%, to $5.5 million for the three months ended March 31, 2011 from $5.7 million for the three months ended March 31, 2010. Compensation and benefits decreased $140,000 or 6.3% to $2.1 million as a result of two Wal-Mart branch closures.  REO impaired increased $148,000 or 24.2% to $759,000 due to continued deterioration in the real estate market.  Our efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 95.5% for the three months ended March 31, 2011 compared to 94.4% for the three months ended March 31, 2010.

The following tables provide an analysis of the changes in the components of noninterest expense for the nine months ended March 31, 2011 and 2010:

	Nine Months Ended March 31,		Increase (decrease)
	2011	2010	Amount	Percent
	(Dollars in thousands)

Compensation and benefits	$6,406	$6,588	$(182)	(2.8)%
General and administrative expenses	3,489	3,664	(175)	(4.8)
Real estate owned impairment	2,046	1,959	87	4.4
FDIC Insurance premium	887	1,200	(313)	(26.1)
Information technology	1,507	1,400	107	7.6
Occupancy and equipment	1,783	1,927	(144)	(7.5)
Deposit services	517	693	(176)	(25.4)
Marketing	406	317	89	28.1
Loss on sale of premises, and equipment	168	2	166	8300.0
(Gain) on sale of real estate owned	(218)	(28)	(190)	(678.6)
Total noninterest expense	$16,991	$17,722	$(731)	(4.1)%

 For the nine months ended March 31, 2011, noninterest expense decreased $731,000 or 4.1%, to $17.0 million from $17.7 million for the nine months ended March 31, 2010. FDIC insurance premiums expense decreased $313,000 due to lower balances in our deposit accounts as the Bank reduced its brokered certificate of deposits. Gain on sale of real estate owned also increased $190,000 during the period.  As a result of our branch closures occupancy expense decreased $144,000.  Compensation and benefits decreased as a result of two Wal-Mart branch closures.  REO impaired increased due to continued deterioration in the real estate market.

               Our efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 94.5% for the nine months ended March 31, 2011 compared to 95.7% for the nine months ended March 31, 2010.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments.  At March 31, 2011, the total approved loan origination commitments outstanding amounted to $118,000.   At the same date, unused lines of credit were $37.2 million.

 For purposes of determining our liquidity position, we use a concept of basic surplus, which is derived from the total of available for sale securities, as well as other liquid assets, less short-term liabilities.  Our Board of Directors has established a target range for basic surplus of 5% to 7%.  For the three and nine months ended March 31, 2011, our average basic surplus was 12.9% and 10.2%, respectively, which indicates we exceed the liquidity standard set by the Board.   The Order requires Anchor Bank to establish a liquidity and funds management policy that includes specific provisions to maintain a liquidity ratio of at least 15%.  As of March 31, 2011 our liquidity ratio is 26.86%.

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

Certificates of deposit scheduled to mature in one year or less at March 31, 2011 totaled $71.5 million with no  brokered deposits. Management’s policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with Anchor Bank. In addition, we had the ability to borrow an additional $25.7 million from the FHLB of Seattle.

We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices, or in a reasonable time frame, to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements

Our primary source of funds is our deposits. When deposits are not available to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: cash management from the FHLB of Seattle, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. Alternatively, we may also liquidate assets to meet our funding needs.  On a monthly basis, we estimate our liquidity sources and needs for the corning three-month, nine-month, and one-year time periods. Also, we determine funding concentrations and our need for sources of funds other than deposits. This information is used by our Asset Liability Management Committee in forecasting funding needs and investing opportunities.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations.  The Company’s primary source of income will be ESOP loan payments, operating expense, and management expense reimbursement with no ability to pay dividends from Bank in the near future.   Our strategic business plan filed with the FDIC in connection with the Order contemplates no payment of dividends throughout the three-year period covered by the plan and we do not expect to be permitted to pay dividends as long as the Order remains in effect.  In addition, the FDIC’s non-objection of the conversion restricts us from making any distributions to stockholders that represent a return of capital without the written non-objection of the FDIC Regional Director.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of
March 31, 2011:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$118	$118
Lines of Credit (2)
Fixed rate (3)	$10,871	$10,871
Adjustable rate	$26,351	$26,351
Undisbursed balance of loans closed	$37,222	$37,222

(1)	Interest rates on fixed rate loans range from 3.875% to 4.875%.
(2)	At March 31, 2011 there were no reserves for unfunded commitments.
(3)	Includes standby letters of credit.

Capital.  Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards and the Order. Anchor Bank’s total regulatory capital was $63.1 million at March 31, 2011, or 12.4%, of total assets on that date. As of March 31, 2011, we exceeded all regulatory capital requirements to be considered well capitalized as of that date.  Our regulatory capital ratios at March 31, 2011, were as follows: Tier 1 capital 16.3%; Tier 1 (core) risk-based capital 11.6%; and total risk-based capital 17.6%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. Although we were “well capitalized” at March 31, 2011, based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, we are no longer regarded as “well capitalized” for federal regulatory purposes as a result of the deficiencies cited in the Order.  For additional information, see the discussion included in Note 5 to the Selected Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

			Minimum		Capitalized Under Prompt
	Actual		Capital Requirement		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total capital
(to risk-weighted
assets)	$63,102	17.6%	$5,048	8.0%	$6,310	10.0%
Tier I capital
(to risk-weighted
assets)	$58,577	16.3%	$2,524	4.0%	$3,786	6.0%
Tier I leverage capital
(to average assets)	$58,577	11.6%	$2,343	4.0%	$2,929	5.0%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

           There has not been any material change in the market risk disclosures contained in the Company’s prospectus dated November 12, 2011.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing.  The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 1A.  Risk Factors

For information regarding the company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on November 12, 2011.  As of March 31, 2011, the risk factors of the Company have not changed materially from those disclosed in the prospectus

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On August 12, 2009, the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Order”) with the FDIC, and the Washington Department of Financial Institutions, Division of Banks (“DFI”). Under the terms of the Order, the Bank, among other things, cannot declare dividends to the Company without the prior written approval of the FDIC and the DFI.  In addition, the FDIC’s non-objection of our recently completed conversion from mutual to stock form restricts the Company from making any distributions to stockholders that represent a return of capital without the written non-objection of the FDIC Regional Director.  We do not expect to be permitted to pay dividends as long as the Order remains in effect.

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

ANCHOR BANCORP

Date: May 6, 2011	/s/ Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2011	/s/ Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act