Form 10-K
period 2011-06-30
Anchor Bancorp
filed 2011-09-16
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 001-34965

ANCHOR BANCORP
(Exact Name of Registrant as Specified in its Charter)

Washington	26-3356075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Woodland Square Loop SE, Lacey, Washington	98530
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(360) 491-2250

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES        NO    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES        NO    X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      X       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES        NO    X

As of September 7, 2011, there were issued and outstanding 2,550,000 shares of the registrant’s Common Stock, which are traded on the over-the-counter market through the NASDAQ Global Market under the symbol “ANCB.”  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of September 7, 2011, was $18.3 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders. (Part III)

ANCHOR BANCORP
2011 ANNUAL REPORT ON FORM 10-K

(i)

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiaries, unless the context indicates otherwise.  When we refer to the “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, a wholly owned subsidiary of Anchor Bancorp.

(ii)

Forward-Looking Statements

This Form 10-K, including information included or incorporated by reference, contents, and future filings by the Company on Form 10-Q, and Form 8-K, and future oral and written statements by Anchor Bancorp (the “Company”) and its management may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to:

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

•
results of examinations of us by the Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institution, Division of Banks (“DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•
our compliance with regulatory enforcement actions, including the requirements and restrictions with the Order to Cease and Desist the Bank entered into with the FDIC and the DFI and the possibility that the Bank will be unable to fully comply with this enforcement action which could result in the imposition of additional requirements or restrictions;;

•	our ability to attract and retain deposits;

•	further increases in premiums for deposit insurance;

•	our ability to control operating costs and expenses;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	computer systems on which we depend could fail or experience a security breach;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to manage loan delinquency rates;

•	increased competitive pressures among financial services companies;

(iii)

•	changes in consumer spending, borrowing and savings habits;

•
legislative or regulatory changes that adversely affect our business including the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

•	changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	our ability to pay dividends on our common stock;

•	adverse changes in the securities markets;

•	inability of key third-party providers to perform their obligations to us;

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, or the Financial Accounting Standards Board, including additional guidance and interpretation on existing accounting issues and details of the implementation of new accounting methods; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

These developments could have an adverse impact on our financial position and our results of operations.

Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements.

Available Information

The Company provides a link on its investor information page at www.anchornetbank.com to the Securities and Exchange Commission’s  (“SEC”) website (www.sec.gov) for purposes of providing copies of its annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases.  Other than an investor’s own internet access charges, these filings are available free of charge and also can be obtained by calling the SEC at 1-800-SEC-0330.  The information contained on the Company’s website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(iv)

PART I

Item 1.   Business

General

Anchor Bancorp, a Washington corporation, was formed for the purpose of becoming the bank holding company for Anchor Bank in connection with the Bank’s conversion from mutual to stock form, which was completed on January 25, 2011.  In connection with the mutual to stock conversion, the Bank changed its name from “Anchor Mutual Savings Bank” to “Anchor Bank.”  At June 30, 2011, we had total assets of $488.9 million, total deposits of $339.5 million and total stockholders' equity of $57.5 million.  Anchor Bancorp’s business activities generally are limited to passive investment activities and oversight of its investment in Anchor Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to Anchor Bank.

Anchor Bancorp is a bank holding company and is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”).  Anchor Bank is examined and regulated by the Washington State Department of Financial Institutions, Division of Banks (“DFI”) and by the Federal Deposit Insurance Corporation (“FDIC”).  Anchor Bank is required to have certain reserves set by the Federal Reserve and is a member of the Federal Home Loan Bank of Seattle (“FHLB” or “FHLB of Seattle”), which is one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB System”).”

Anchor Bank is a community-based savings bank primarily serving Western Washington through our 14 full-service banking offices (including four Wal-Mart store locations) and located within Grays Harbor, Thurston, Lewis, Pierce and Mason counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans.  We offer a wide range of loan products to meet the demands of our customers, however, at June 30, 2011, 89.9% of our loans were collateralized by real estate. Historically, lending activities have been primarily directed toward the origination of one- to four-family residential construction, commercial real estate and consumer loans.  Since 1990, we have also offered commercial real estate loans and multi-family loans primarily in Western Washington. To an increasing extent in recent years, lending activities have also included the origination of residential construction loans through brokers, in particular within the Portland, Oregon metropolitan area and increased reliance on non-core deposit sources of funds.

The executive office of the Company is located at 601 Woodland Square Loop SE, Lacey, Washington 98503, and its telephone number is (360) 491-2250.

Corporate Developments

Anchor Bank entered into an Order to Cease and Desist (“Order”) with the FDIC and the Washington DFI on August 12, 2009.   Anchor Bank became subject to the Order primarily because of its increased level of non-performing assets, reduced capital position and pre-tax operating losses in 2010 and 2009.  The Order is a formal corrective action pursuant to which Anchor Bank has agreed to take certain measures in the areas of capital, loan loss allowance determination, risk management, liquidity management, Board of Directors oversight and monitoring of compliance, and imposes certain operating restrictions on Anchor Bank. In particular, under the Order, Anchor Bank has agreed to desist from operating with (i) management whose policies and practices are detrimental to Anchor Bank and with a Board of Directors providing inadequate supervision and direction to the management of Anchor Bank; (ii) inadequate capital, loan valuation reserves and liquidity resources; (iii) unsatisfactory lending and collection practices and (iv) a large volume of poor quality loans or in a manner as to produce operating losses.

The material provisions of the Order require Anchor Bank to:

●	retain qualified management of Anchor Bank;

●	increase in connection with its mutual to stock conversion, and subsequently maintain, Tier 1 capital in an amount equal to or exceeding 10% of Anchor Bank's total assets by May 2010;

●	enhance its practices and written policies for determining the adequacy of the allowance for loan and lease losses;

●	eliminate loans classified as Loss at its regulatory examination, and reduce the loans classified as Substandard and/or Doubtful as a percent of capital;

●	not extend additional credit to borrowers whose loan had been classified as Loss or Doubtful and is uncollected;

●	develop a plan to reduce delinquent loans and enhance its collection practices to provide effective guidance and control over Anchor Bank's lending function;

●	develop a plan to reduce the amount of commercial real estate and acquisition, development and construction loans;

●	develop a three year strategic plan outlining specific goals for loans, investments and deposits, acceptable to the FDIC;

●	develop and implement a written profit plan acceptable to the FDIC;

●	enhance its written funds management and liquidity policy and maintain a liquidity ratio of 15%;

●	not increase brokered deposits unless approved by the FDIC;

●	develop, adopt and implement a written policy regarding the relationship between Anchor Bank and its affiliates; and

●	prepare and submit quarterly progress reports to the FDIC and the DFI.

The mutual to stock conversion of Anchor Mutual Savings Bank was primarily undertaken to raise capital to comply with the capital requirements set forth in the Order, strengthen Anchor Bank's capital position and to permit future managed increases in earning assets.  At June 30, 2011, our Tier 1 capital was $54.0 million, or $3.7 million in excess of the 10.0% requirement of the Order and $20.1 million in excess of the 4% Tier 1 capital requirement.

Management and the Board of Directors have been taking action and implementing programs to comply with the requirements of the Order.  In particular, the Board of Directors has increased its participation in the affairs of Anchor Bank and assumed full responsibility for the formulation and monitoring of its policies and objectives, including the development and implementation of actions, plans, policies and procedures to improve Anchor Bank's operations and financial condition as required by the Order. In addition, we also have added experienced personnel to the department that monitors our loans to enable us to better identify problem loans in a timely manner and reduce our exposure to further deterioration in asset quality.  Since the Order was issued, we have been successful in reducing nonaccrual loans to $14.2 million at June 30, 2011, from $42.3 million at June 30, 2009.

Anchor Bank believes that it is in compliance with the requirements set forth in the Order.

 As a result of the Order, we are subject to certain business limitations, including our ability to retain executive officers and directors, extending credit, extending additional credit to any loan that has been adversely classified and is uncollected, significant limitations in our flexibility to make commercial real estate and acquisition and development construction loans and utilizing brokered deposits. For additional details regarding the Order, see Item 1A., “Risk Factors – Risks Related to Our Business – We are subject to increased regulatory scrutiny and are subject to certain business limitations.  Further, we may be subject to more severe future regulatory enforcement actions if our financial condition or performance weakens further.”

Market Area

Anchor Bank is a community-based financial institution primarily serving Western Washington including Grays Harbor, Thurston, Lewis, Pierce, Mason and Clark counties. We also conduct lending operations in the Portland, Oregon metropolitan area. However, our lending activities have been materially limited in recent periods.  Since the latter half of 2007, depressed economic conditions have prevailed in portions of the United States, including our market area of Western Washington and the Portland, Oregon metropolitan area, which have experienced substantial home price declines, lower levels of existing home sale activity, increased foreclosures and above average unemployment rates.  Based on information from the Washington Center for Real Estate Research, for the quarter ended March 31, 2011, the median home price in our five-county market area was $181,000, which was a 24% decline compared to the quarter ended September 30, 2007.  In addition, existing home sales in our six-county market area for the quarter ended March 31, 2011 was $17.1 million, which reflected a 21.3% decrease compared to the quarter ended September 30, 2007.  Using data from the FDIC, foreclosures as a percentage of all mortgage loans in the State of Washington increased from approximately 0.32% as of September 2007 to approximately 0.79% for June 2011.  According to the Department of Labor, the average unemployment rate in the counties in our market area averaged 11.3% during June 2011 compared to 10.6% during June 2010, which reflected an increase from an average of 5.1% during September 2007.  These unemployment rates are higher than the national unemployment rates of 9.2%, 9.5% and 4.5%, as of June 2011, June 2010 and September 2007, respectively.

Grays Harbor County has a population of 72,000 and a median household income of $43,095 according to the latest information available from the U.S. Census Bureau. The economic base in Grays Harbor has been historically dependent on the timber and fishing industries.  Other industries that support the economic base are tourism, manufacturing, agriculture, shipping, transportation and technology.  The 2011 estimated median family income as provided by data from the FDIC was $43,100.  Based on information from the Washington Center for Real Estate Research, for the quarter ended March 31, 2010, the median home price in Grays Harbor County was $121,500 compared to $140,000 for the quarter ended March 31, 2010, which reflected a decline of 22% from the median home price of $180,000 for the quarter ended September 30, 2007.  In addition, existing home sales in Grays Harbor County for the quarter ended March 31, 2011 declined by 28.4% from the total for the quarter ended September 30, 2007.  According to the U.S. Department of Labor, the unemployment rate in Grays Harbor County increased to 13.8% at June 30, 2011 from 12.0% at June 30, 2010.  We have six branches (including our home office) located throughout this county. A slowdown in the Grays Harbor County economy could negatively impact our profitability in this market area.

Thurston County has a population of 256,000 and a median household income of $60,237 according to the latest information available from the U.S. Census Bureau.  Thurston County is home of Washington State’s capital (Olympia) and its economic base is largely driven by state government related employment.  The 2011 estimated median family income for Thurston County as provided by data from the FDIC was $60,200. Based on information from the Washington Center for Real Estate Research, for the quarter ended March 31, 2011, the median home price in Thurston County was $209,500, which reflects a 22% decline from the median home price of $270,000 for the quarter ended September 30, 2007.  In addition, existing home sales in Thurston County for the quarter ended March 31, 2011 declined by 33.1% from the quarter ended September 30, 2007. According to the U.S. Department of Labor, the unemployment rate for the Thurston County area had increased to 8.5% at June 30, 2011 from 7.3% at June 30, 2010.  We currently have four branches in Thurston County.  Thurston County has a stable economic base primarily attributable to the state government presence. A slowdown in the Thurston County economy could negatively impact Anchor Bank’s lending opportunities in this market.

Lewis County has a population of 75,000 and a median household income of $44,581 according to the latest information available from the U.S. Census Bureau. The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services.  The 2011 estimated median family income for Lewis County as provided by data from the FDIC was $44,600. Based on information from the Washington Center for Real Estate Research, for the quarter ended March 31, 2011, the median home price in Lewis County was $137,500, which is a 35% decline from the median home price of $214,100 for the quarter ended September 30, 2007.  In addition, existing home sales in Lewis County for the quarter ended March 31, 2011 declined by 30.3% from the quarter ended September 30, 2007.  According to the U.S. Department of Labor, the unemployment rate in Lewis County increased to 13.0% at June 30, 2011 from 12.1% at June 30, 2010.  We have two branches located in Lewis County.  A slowdown in the Lewis County economy could negatively impact our lending opportunities in this market.

Pierce County is the second most populous county in the state and has a population of 813,000 and a median household income of $57,879 according to the latest information available from the U.S. Census Bureau. The economy in Pierce County is diversified with the presence of military related government employment (Lewis/McChord JBLM Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing).  The 2011 estimated median family income for Pierce County as provided by data from the FDIC was $57,900. Based on information from the Washington Center for Real Estate Research, for the quarter ended March 31, 2011, the median home price in Pierce County was $199,900, which is a 31% decline from the median home price of $288,700 for the quarter ended September 30, 2007.  In addition, existing home sales in Pierce County for the quarter ended March 31, 2011 declined by 14.3% from the quarter ended September 30, 2007. According to the U.S. Department of Labor, the unemployment rate for the Pierce County area increased to 10.0% at June 30, 2011 from 9.0% at June 30, 2010.  A slowdown in the Pierce County economy could negatively impact the demand for construction loans and could negatively impact our profitability.

Mason County has a population of 59,000 and a median household income of $48,522 according to the latest information available from the U.S. Department of Labor.  The economic base in Mason County is supported by wood products.  The 2011 estimated median family income for Mason County as provided by data from the FDIC was $48,500. Based on information from the Washington Center for Real Estate Research, for the quarter ended March 31, 2011, the median home price in Mason County was $154,500, which is a 29% decline from the median home price of $224,700 for the quarter ended September 30, 2007.  In addition, existing home sales in Mason County for the quarter ended March 31, 2011 declined by 28.7% from the quarter ended September 30, 2007. According to the U.S. Department of Labor, the unemployment rate in Mason County increased to 11.0% at June 30, 2011 from 9.9% at June 30, 2010.  We have  one branch located in Mason County.  A slowdown in the Mason County economy could negatively impact our lending opportunities in this market.

Clark County has a population of 438,000 and a median household income of $63,611 according to the latest information available from the U.S. Census Bureau.  The economic base in Clark County is supported by wood products and computer technology (Hewlett-Packard).  The 2011 estimated median family income for Clark County as provided by data from the FDIC was $63,611. Based on information from the Washington Center for Real Estate Research, for the quarter ended March 31, 2011, the median home price in Clark County was $194,200, compared to $218,000 for the quarter ended March 31, 2010, which is a 22% decline from the median home price of $278,700 for the quarter ended September 30, 2007.  In addition, existing home sales in our six-county market area for the quarter ended March 31, 2011 declined by 10.9% from the quarter ended September 30, 2007. According to the U.S. Department of Labor, the unemployment rate in Clark County was 9.9% at June 30, 2011 compared to 12.4% at June 30, 2010.  We have one branch located in Clark County.  A slowdown in the Clark County economy could negatively impact our lending opportunities in this market.

The Portland, Oregon metropolitan area, which includes the Oregon counties of Clackamas, Columbia, Multnomah, Washington, Yamhill and the Washington counties of Clark and Skamania, as well as the principal cities of Vancouver, Washington and Beaverton, Oregon, has a population of 2.3 million according to the latest information available from the U.S. Census Bureau and a median household income of $61,800.  The economic base is supported by construction, semi conductor manufacturing, sports apparel and solar energy.   According to the U.S. Department of Labor, the unemployment rate for Multnomah County decreased to 8.5% at June 30, 2011 from 10.2% at June 30, 2010.

We have a moderate amount of construction loans secured by property located in the Portland, Oregon metropolitan area.  A slowdown in the Portland economy could negatively impact our lending opportunities in this market.

For a discussion regarding the competition in our primary market area, see “– Competition.”

Lending Activities

General. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. We also originate consumer loans, with an emphasis on home equity loans and lines of credit. Since 1990, we have been aggressively offering commercial real estate loans and multi-family loans primarily in Western Washington.  A substantial portion of our loan portfolio is secured by real estate, either as primary or secondary collateral, located in our primary market area. As of June 30, 2011, the net loan portfolio totaled $325.5 million and represented 66.6% of our total assets. As of  June 30, 2011, 29.1% of our total loan portfolio was comprised of one- to four-family residential loans, 10.7% of home equity loans and lines of credit, 31.8% of commercial real estate loans, 12.8% of multi-family real estate loans, 5.2% of commercial business loans, 1.7% of secured consumer loans, 3.2% of unsecured consumer loans and 3.5% of construction loans.

At June 30, 2011, we were limited to 20% of total capital and surplus, or $11.5 million, as to the maximum amount that we could have loaned to any one borrower and the borrower’s related entities under applicable State of Washington regulations.  Our internal policy, however,  limits loans to one borrower and the borrower’s related entities to the lesser of 15% of our total capital or $8.0 million, without the express prior consent of the Board of Directors.  At  June 30, 2011, there were no borrowing relationships that were over the legal amount and one relationship for $10.3 million that was over our internal limit, which received the approval of the Board of Directors.  Our ten largest credit relationships at June 30, 2011 were as follows:

●
Our largest single borrower relationship at June 30, 2011, as explained above, consisted of seven commercial real estate loans secured by income producing properties in the total amount of $10.3 million secured by professional office buildings;

●	The second largest relationship consisted of three commercial real estate loans totaling $7.8 million secured by light industrial buildings;

●	The third largest lending relationship consisted of three loans secured by intermediate care facilities aggregating $7.1 million;

●	The fourth largest lending relationship totaled $5.7 million, secured by a minority interest in a national shared credit which in turn is secured by an entertainment, hospitality and dining complex;

●	The fifth largest lending relationship totaled $5.6 million and consists of 38 loans, each of which was secured by a single family residential rental house, with an average balance of $147,000;

●	The sixth largest borrower relationship is one loan for $5.0 million, secured by a church complex;

●
The seventh largest lending relationship totaled $4.4 million consisting of 14 loans which range in size from $1.6 million to a zero balance line of credit.  Collateral consists primarily of owner and non-owner occupied light industrial commercial real estate;

●
Our eighth largest borrower relationship totaled $4.2 million, consisted of one loan of $4.0 million and one loan of $200,000, and is secured by a limited service hotel managed by a national hotel chain;

●
The ninth largest relationship totaled $3.8 million and consisted of three loans.  One loan of $100,000 was secured by a single family residential rental property, one loan of $1.2 million was secured by a 66 lot residential subdivision in Washington, and one loan of $2.5 million was secured by a

66 lot residential subdivision in Washington, and one loan of $2.5 million was secured by a multi-family residential condominium project in Oregon; and

●	The tenth largest credit relationship totaled $3.6 million and consisted of five loans secured by single and multi-family residential rental properties.

All of these relationships include personal guarantees except for the fourth largest (minority interest in the shared national credit), and all of the properties securing these loans are in our primary market area.  These loans were all performing according to their repayment terms as of June 30, 2011, except for the following:

●
The second largest borrower relationship is in default.  We have made a demand for payment, and are currently engaged in workout negotiations with the borrower.  One of the three loans in this relationship is for $2.8 million and is a construction loan for the development of an industrial park.  The loan is delinquent and past maturity, and construction had been delayed.  Current appraisals of all collateral properties have been received and no valuation allowance is indicated.  Negotiations with the borrower have resulted in the successful recommencement of construction of the industrial park with formal forbearance, extension and modification documentation in process for the loans.

●
The ninth largest borrower relationship consisting of three loans has two loans for $1.2 million and $2.5 million that are in default and that are the subject of foreclosure actions.  Impairment analysis has been completed for these two loans and allowances have been taken in preparation for liquidation. The remaining loan for $100,000 is secured by tenant occupied single family residence property and is performing according to its terms.

    Loan Portfolio Analysis. The folloing table sets forth the composition of Anchor Bank’s loan portfolio by type of loan at the dates indicated.
	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate:
One- to four-family residential	$97,133	29.1%	$112,835	27.7%	$114,823	22.9%	$114,695	23.0%	$94,197	19.5%
Multi-family residential	42,608	12.8	45,983	11.3	52,661	10.5	59,114	11.8	63,117	13.1
Commercial	105,997	31.8	118,492	29.1	123,902	24.7	117,439	23.5	127,440	26.4
Construction	11,650	3.5	36,812	9.0	106,163	21.2	103,924	20.8	104,802	21.7
Land loans	6,723	2.0	7,843	1.9	9,211	1.8	6,957	1.4	12,504	2.6
Total real estate	264,111	79.2	321,965	79.1	406,760	81.2	402,129	80.5	402,060	83.3

Consumer:
Home equity	35,729	10.7	42,446	10.4	49,028	9.8	46,790	9.4	32,214	6.7
Credit cards	7,101	2.1	7,943	2.0	8,617	1.7	7,989	1.6	7,555	1.6
Automobile	5,547	1.7	8,884	2.2	14,016	2.8	18,095	3.6	19,169	4.0
Other	3,595	1.1	4,160	1.0	5,142	1.0	5,757	1.2	5,278	1.1
Total consumer	51,972		63,433	15.6	76,803	15.3	78,631	15.7	64,216	13.3

Commercial business	17,268	5.2	21,718	5.3	17,172	3.4	18,507	3.7	16,113	3.3
Total loans	333,351	100.0%	407,116	100.0%	500,735	100.0%	499,267	100.0%	482,389	100.0%

Less:
Deferred loan fees	648		917		1,315		1,267		1,362

Allowance for loan losses	7,239		16,788		24,463		7,485		4,644

Loans receivable, net	$325,464		$389,411		$474,957		$490,515		$476,383

    The following table shows the composition of Anchor Bank’s loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS	(Dollars in Thousands)
Real estate:
One- to four-family residential	$80,938	24.3%	$94,872	23.3%	$95,931	19.2%	$94,498	18.9%	$70,134	14.5%
Multi-family residential	32,967	9.9	33,606	8.3	42,032	8.4	55,157	11.0	56,372	11.7
Commercial	71,493	21.4	86,667	21.3	94,567	18.9	104,680	21.0	116,395	24.1
Land loans	5,869	1.8	7,244	1.8	8,759	1.7	6,505	1.3	8,118	1.7
Total real estate	191,267	57.4	222,389	54.6	241,289	48.2	260,840	52.2	251,019	52.0

Real estate construction:
One- to four-family residential	1,481	0.4	9,481	2.3	27,671	5.5	23,725	4.8	13,959	2.9
Multi-family residential	--	--	--	--	--	--	4,713	0.9	--	--
Commercial	3,642	1.1	7,690	1.9	5,809	1.2	3,959	0.8	16,645	3.5
Total real estate construction	5,123	1.5	17,171	4.2	33,480	6.7	32,397	6.5	30,604	6.3

Consumer:
Home equity	25,806	7.7	31,074	7.6	36,260	7.2	45,796	9.2	30,064	6.2
Automobile	5,547	1.7	8,884	2.2	14,016	2.8	18,095	3.6	19,169	4.0
Other	3,510	1.1	4,084	1.0	5,078	1.0	5,741	1.1	5,278	1.1
Total consumer	34,663	10.5	44,042	10.8	55,354	11.1	69,632	13.9	54,511	11.3

Commercial business	8,460	2.5	9,226	2.3	8,721	1.7	13,265	2.7	9,092	1.9

Total fixed-rate loans	$239,713		$292,828		$338,844		$376,134		$345,226

ADJUSTABLE-RATE LOANS
Real estate:
One- to four-family residential	$16,195	4.9	$17,963	4.4	$18,892	3.8	$20,197	4.0	$24,063	5.0
Multi-family residential	9,641	2.9	12,377	3.0	10,629	2.1	3,957	0.8	6,745	1.4
Commercial	34,504	10.4	31,825	7.8	29,335	5.9	12,759	2.6	11,045	2.3
Land loans	854	0.3	599	0.1	452	0.1	452	0.1	4,386	0.9
Total real estate	61,194	18.4	62,764	15.4	59,308	11.8	37,365	7.5	46,239	9.6

Real estate construction:
One- to four-family residential	3,829	1.1	7,299	1.8	37,187	7.4	46,298	9.3	60,419	12.5
Multi-family residential	--	--	--	--	2,493	0.5	6,041	1.2	--	--
Commercial	2,698	0.8	12,342	3.0	33,003	6.6	19,188	3.8	13,779	2.9
Total real estate construction	6,527	2.0	19,641	4.8	72,683	14.5	71,527	14.3	74,198	15.4
(table continued on following page)

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Consumer:
Home equity	9,923	3.0	11,372	2.8	12,768	2.6	994	0.2	2,150	0.4
Automobile	--	--	--	--	--	--	--	--	--	--
Credit cards	7,101	2.1	7,943	2.0	8,617	1.7	7,988	1.6	7,555	1.6
Other	85	--	76	--	64	--	16	--	--	--
Total consumer	17,109	5.1	19,391	4.8	21,449	4.3	8,999	1.8	9,705	2.0

Commercial business	8,808	2.6	12,492	3.1	8,451	1.7	5,242	1.0	7,021	1.5

Total adjustable rate loans	93,638	28.1	114,288	28.1	161,891	32.3	123,133	--	137,163	--

Total loans	333,351		407,116		500,735		499,267		482,389

Less:
Deferred loan fees	648		917		1,315		1,267		1,362
Allowance for loan losses	7,239		16,788		24,463		7,485		4,644
Loans receivable, net	$325,464		$389,411		$474,957		$490,515		$476,383

One- to Four-Family Residential Real Estate Lending. As of June 30, 2011, $97.1 million, or 29.1%, of our total loan portfolio consisted of permanent loans secured by one- to four-family residences. We originate both fixed rate and adjustable rate loans in our residential lending program and use secondary market underwriting guidelines.  We typically base our decision on whether to sell or retain secondary market quality loans on the rate and fees for each loan, market conditions and liquidity needs.  Although we have sold the majority of our residential loans over the last two years, we do not sell all qualified loans on the secondary market as we hold in our portfolio many residential loans that may not meet all Freddie Mac guidelines yet meet our investment and liquidity objectives.  At June 30, 2011, $80.9 million of this loan portfolio consisted of fixed rate loans.  This amount was 83.3% of our total one- to four-family portfolio and 24.3% of our total loans at that date.

Specifically, we offer fixed rate, residential mortgages from 15 to 30 year terms and we use Freddie Mac daily pricing to set our own pricing.  Borrowers have a variety of buy-down options with each loan and most mortgages have a duration of less than ten years.  The average loan duration is a function of several factors, including real estate supply and demand, current interest rates, expected future rates and interest rates payable on outstanding loans.

Additionally, we offer a full range of adjustable rate mortgage products.  These loans offer three, five or seven year fixed-rate terms with annual adjustments thereafter.  The annual adjustments are limited to increases or decreases of no more than two percent and carry a typical lifetime cap of 5% above the original rate.  At this time, we carry these adjustable rate mortgages in our portfolio and generally carry no prepayment restrictions. We do have an initial interest adjustable rate mortgage but all of our products adhere to Freddie Mac standards and none of them allow negative amortization of principal.  Similar to fixed rate loans, borrower demand for adjustable rate mortgage loans is a function of the current rate environment, the expectations of future interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed rate mortgage loans and adjustable rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

While adjustable rate mortgages in our loan portfolio helps us reduce our exposure to changes in interest rates, it is possible that, during periods of rising interest rates, the risk of default on adjustable rate mortgage loans may increase as a result of annual repricing and the subsequent higher payment to the borrower.  In some rate environments, adjustable rate mortgages may be offered at initial rates of interest below a comparable fixed rate and could result in a higher risk of default or delinquency. Another consideration is that although adjustable rate mortgage loans allow us to decrease the sensitivity of our asset base as a result of changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Our historical experience with adjustable rate mortgages has been very favorable.  We do not, however, offer adjustable rate mortgages with initial teaser rates.  At June 30, 2011, $16.2 million of our permanent one- to four-family mortgage loans were adjustable rate loans.  This amount represents 16.7% of our total one- to four-family loan portfolio and 4.9% of our total loans at that date.

Regardless of the type of loan product chosen, we underwrite our residential loans based on Freddie Mac's Loan Prospector guidelines.  This underwriting considers a variety of factors such as credit history, debt to income, property type, loan to value, and occupancy, to name a few.  Generally, we use the same Freddie Mac criteria for establishing maximum loan to values and also consider whether a transaction is a purchase, rate and term refinance, or cash-out refinance. For loans above 80% loan to value, we typically require private mortgage insurance in order to reduce our risk exposure should the loan default.  Regardless of the loan to value, our one- to four-family loans are appraised by independent fee appraisers that have been approved by us. We also require title insurance, hazard insurance, and if necessary, flood insurance in an amount not less than the current regulatory requirements.

We also have additional products designed to make home ownership available to qualified borrowers in low to moderate income brackets.  The underwriting guidelines for these programs are usually more flexible in the areas of credit or work history.  For example, some segments of the low to moderate income population have non-traditional credit histories and pay cash for many of their consumer purchases.  They may also work in seasonal industries that do not offer a standard work schedule or salary.  Loans such as Freddie Mac's “Homestart Program” are designed to meet this market's needs and often require a borrower to show a history of saving and budgeting as well as providing education on the costs and benefits of homeownership.  We plan on continuing to offer these and other programs which reach out to qualifying borrowers in all the markets we serve.

The following table describes certain credit risk characteristics of Anchor Bank’s single-family first trust deed mortgage loans held for investment as of June 30, 2011.

	Outstanding Balance (1)	Weighted- Average FICO (2)	Weighted- Average LTV (3)	Weighted- Average Seasoning (4)
	(Dollars in Thousands)

Interest only	$3,840	712	100.0%	20
Stated income (5)	1,926	716	70.0	36
FICO less than or equal to 660 (6)	8,665	619	63.0	45
__________
(1)	The outstanding balance presented on this table may overlap more than one category.
(2)
The FICO score represents the creditworthiness, as reported by an independent third party, of a borrower based on the borrower’s credit history.  A higher FICO score indicates a greater degree of creditworthiness.

(3)
LTV (loan-to-value) is the ratio calculated by dividing the original loan balance by the original appraised value of the real estate collateral.  As a result of the decline in single-family real estate values, the weighted-average LTV presented above may be substantially understated to current market value.

(4)	Seasoning describes the number of months since the funding date of the loans.
(5)	Stated income is defined as a borrower provided level of income which was not subject to verification during the loan origination process.
(6)	These loans are considered “subprime” as defined by the FDIC.

Anchor Bank does not actively engage in subprime lending, either through advertising, marketing, underwriting and/or risk selection, and has no established program to originate or  purchase subprime loans to be held in its portfolio.  Residential mortgage loans identified as subprime, with FICO scores of less than 660, were originated and managed in the ordinary course of business, and totaled $8.7 million at June 30, 2011, representing 2.6% of total loans, 8.9% of one-to-four family mortgage loans, and 16.1% of Tier 1 Capital.  Our one-to-four family residential mortgage loans identified as subprime based on the borrower’s FICO score at time the loan was originated do not represent a material part of our lending activity.  Accordingly, these loans are identified as “exclusions” as defined pursuant to regulatory guidance issued by the FDIC in Financial Institutions Letter FIL-9-2001.

Construction and Land Loans.  We had been an active originator of real estate construction loans in our market area since 1990 although recently we have been significantly reducing the balance of these loans in accordance with the Order and limited new loan originations.  At June 30, 2011, our construction loans amounted to $11.7 million, or 3.5% of the total loan portfolio, most of which is for the construction of single family residences.  Included within our construction loan portfolio are $3.9 million of land acquisition and development loans to developers.  In addition, a substantial number of our construction loans were referred through a broker relationship in Portland, Oregon, and are secured by first lien construction deeds of trust on properties in the greater Portland, Oregon metropolitan area.  This relationship resulted in a high volume of speculative residential construction loans for both attached and detached housing units, as well as residential land acquisition and development loans.  Prior to the latter part of 2007, construction loan referrals from the Portland broker relationship received limited analysis and underwriting as our underwriting guidelines at that time focused heavily on the value of the collateral securing the loan, with less emphasis placed on the borrower’s debt servicing capacity or other credit factors.  As a result, much of the increase in non-performing assets since 2007 was related to these construction loans and we ceased working with this broker.  Beginning in the last half of 2007, our underwriting guidelines were revised to put greater emphasis on the borrower’s credit, debt service coverage and cash flows in addition to collateral appraisals. In addition, our policies with respect to loan extensions became more restrictive than our previous policies, requiring that a review of all relevant factors, including loan terms, the condition of the security property and financial condition of the borrower conform to our revised underwriting guidelines and that the extension is in our best interest.  Because few of the loans from the Portland, Oregon broker met our enhanced credit standards, loans from this broker decreased substantially beginning in 2007.  We did not originate any construction loans through this broker during the years ended June 30, 2011 and 2010.  This compares to $2.7 million, $32.9 million and $48.9 million of construction loans originated through this broker during the years ended June 30, 2009, 2008 and 2007.  At June 30, 2011, $5.3 million or 45% of our total construction loans had been originated through this broker.  Of this amount, $3.7 million were past their maturity date and were more than 90 days delinquent. In addition, as a result of the recent slowdown in the housing market, we have extended the terms of construction loans totaling $2.3 million at June 30, 2011 to permit completion of the project or the borrower additional time to market the underlying collateral.  Most of these loans mature within 12 months.  To the extent these loans are not further extended or the borrower cannot otherwise refinance with a third party lender our non-performing construction loans may increase further.  At June 30, 2011, construction loans totaling $2.8 million were delinquent more than 90 days and accruing interest and five construction loans totaling $4.1 million were on non-accrual status.  Of this amount at June 30, 2011, $2.8 million was in the process of being extended and the remaining $1.3 million were in foreclosure. During the years ended June 30, 2011, 2010, and 2009, 22,  27 and 21 construction loans were charged-off totaling $8.9 million, $5.0 million and $2.1 million. respectively.

At the dates indicated, the composition of our construction portfolio was as follows:

	At June 30,
	2011	2010	2009
	(In Thousands)
One- to four-family residential:
Speculative	$3,984	$9,448	$48,407
Permanent	1,326	--	--
Custom	2,053	9,468	26,924
Land acquisition and development loans	--	11,100	14,424
Multi-family residential	--	--	--

Commercial real estate:
Construction	4,287	6,796	16,408

Total construction (1)	$11,650	$36,812	$106,163
___________
(1)	Loans in process for these loans at June 30, 2011, 2010 and 2009 were $1.4 million, $3.2 million and $16.5 million, respectively.

We are also not currently originating builder construction loans.  Our recent emphasis has been on originating custom construction loans to individual borrowers in an attempt to reduce future credit risk in our construction lending portfolio.  During the year ended June 30, 2011, we originated four loans aggregating $457,200 to individual borrowers for the construction of custom homes.  The average loan size in our custom construction loan portfolio was $319,000 as of June 30, 2011. Our construction loans to individuals to build their personal residences typically are structured either to be converted to fixed or adjustable rate permanent loans at the completion of the construction phase whereby there is one closing for both the construction loan and the permanent financing or as a construction loan without permanent financing. During the construction phase, which typically lasts for six to twelve months, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses.  Typically, disbursements are made in monthly draws during the construction period. Loan proceeds are disbursed based on a percentage of completion. Custom construction loans require payment of interest only during the construction phase.  Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent fee appraiser. The maximum loan to value ratio for custom construction loans to individuals is 90% of the appraised value upon completion. Subject to market conditions, we expect this type of lending to grow as part of our expansion and change in the mix of our loan portfolio.

During the years ended June 30, 2011 and 2010 we did not originate any builder construction loans to fund the construction of one- to four-family residential properties, as compared to the origination of 17 loans during the year ended June 30, 2009, aggregating $6.0 million.  We originated construction and site development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions, which homes typically have an average price ranging from $200,000 to $500,000. Loans to finance the construction of single-family homes and subdivisions were generally offered to experienced builders and builders in our primary market areas.  All builders were qualified using the same standards as other commercial loan credits, requiring minimum debt service coverage ratios and established cash reserves to carry projects through construction completion and sale of the project. The maximum loan-to-value limit on both pre-sold and speculative projects was generally up to 75% of the appraised market value or sales price upon completion of the project. We generally did not require any cash equity from the borrower if there is sufficient equity in the land being used as collateral. Development plans are required from builders prior to making the loan. We also required that builders maintain adequate insurance coverage. Maturity dates for residential construction loans were largely a function of the estimated construction period of the project, and generally did not exceed 18 months for residential subdivision development loans at the time of origination. Substantially all of our residential construction loans have adjustable rates of interest based on The Wall Street Journal prime rate and during the term of construction, the accumulated interest is added to the principal of the loan through an interest reserve. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.  At June 30, 2011, our largest builder relationship consisted of three loans which totaled $3.8 million.  One of the loans for $1.2 million is secured by 66 residential lots, another loan of $2.5 million was a bridge loan secured by residential condominium rentals, and one loan of $106,000 was secured by a single family rental house.  The second largest builder relationship totaled $703,000, consisted of five loans secured by three single family houses and 10 residential lots.  We have no other multi-loan builder relationships as of June 30, 2011.

We have made, from time to time, construction loans for commercial development projects. These projects include multi-family, apartment, retail, office/warehouse and office buildings. These loans generally have an interest-only phase during construction, and generally convert to permanent financing when construction is completed. Disbursement of funds is at our sole discretion and is based on the progress of construction. The maximum loan-to-value limit applicable to these loans is generally 75% of the appraised post-construction value.  Additional analysis and underwriting of these loans typically results in lower loan to value ratios based on the debt service coverage analysis, including our interest rate and vacancy stress testing.  Our target minimum debt coverage ratio is 1.20 for loans on these projects.  At June 30, 2011 our portfolio of construction loans for commercial projects included one loan of $2.8 million, for development of a light industrial park in Washington.

The Company generally provides interest reserves for funds on builder construction loans that have been advanced.  Interest reserves are a means by which a lender builds in, as a part of the loan approval and as a component of the cost of the project, the amount of the monthly interest required to service the debt during the construction period of the loan. In some cases, we require additional interest reserves by use of deposited funds or through credit lines secured by separate and additional collateral.   At June 30, 2011, we had one construction project totaling $2.8 million, or 22% of the total construction loan portfolio with an interest reserve component.  At June 30, 2011, this loan had matured, was on non-accrual status, and was the subject of a workout agreement. We do not utilize additional interest reserves to prevent a loan from becoming non-performing. We allow disbursements from the interest reserve and recognize this disbursement as interest income as long as the project is progressing as originally projected and if there has not been any deterioration in the financial standing of the borrower or the underlying project. Properties which are the subject of a construction loan are monitored for progress through our construction loan administration department, and include monthly site inspections, inspection reports and photographs provided by a qualified staff inspector or a licensed and bonded third party inspection service contracted by and for us.  If we make a determination that there is deterioration, or if the loan becomes non-performing, we halt any disbursement of those funds identified for use in paying interest and bill the borrower directly for interest payments.  At June 30, 2011, our construction loan portfolio did not contain any loans which had been previously extended or renewed and which included unfunded interest reserves.  Construction loans with interest reserves are underwritten similarly to construction loans without interest reserves.

We have originated land acquisition and development loans to local contractors and developers for the purpose of holding the land for future development. These loans are secured by a first lien on the property, are generally limited up to 75% of the lower of the acquisition price or the appraised value of the land or sales price, and generally have a term of one to two years with a fixed interest rate based on the prime rate. Our land acquisition and development loans are generally secured by property in our primary market area. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

We also originate land loans to individuals, although since 2008 we have originated only $355,000 as we are reducing our exposure to these types of loans in compliance with the Order.  Land loans are secured by a first lien on the property, generally have a maximum loan to value ratio of 70% at a fixed rate of interest for a three to five year term with a maximum amortization of 30 years.  At June 30, 2011, our land loans totaled $6.7 million or 2.0% of the total loan portfolio.

Construction lending contains the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project.  If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, no payment from the borrower is generally required since the accumulated interest is added to the principal of the loan through an interest reserve.  Land loans also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by the supply and demand conditions.  At June 30, 2011, all of our construction loan portfolio consisted of loans requiring interest only payments, one of which was a $2.8 million loan that is relying on the interest reserve to make this payment.  As a result, construction lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property rather than the ability of the borrower or guarantor themselves to repay principal and interest.

Commercial and Multi-Family Real Estate Lending.   As of June 30, 2011, $148.6 million, or 44.6%  of our total loan portfolio was secured by commercial and multi-family real estate property.  Of that amount, $26.5 million was identified as owner occupied commercial real estate, and the remainder or $122.1 million, or 36.6% of our total loan portfolio was secured by income producing, or non-owner occupied commercial real estate.  In accordance with the Order, we have been reducing the balance of our commercial real estate loans.  Our commercial real estate loans include loans secured by hotels and motels, office space, office/warehouse, retail strip centers, self-storage facilities, mobile home parks, medical and professional office buildings, and assisted living facilities in our market area.  As of June 30, 2011, commercial real estate loans totaled $106.0 million, or 31.8% of our portfolio and multi-family real estate totaled $42.6 million, or 12.8% of our portfolio.  These loans generally are priced at a higher rate of interest than one- to four-family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one- to four-family residential loans. Often payments on loans secured by commercial or multi-family properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.

The average loan size in our commercial and multi-family real estate portfolio was $718,000 as of June 30, 2011.  We target individual commercial and multi-family real estate loans to small and mid-size owner occupants and investors in our market area, between $1.0 million and $6.0 million. At June 30, 2011, the largest commercial loan in our portfolio was a $5.7 million purchased minority interest in a loan secured by a dining, entertainment, and hotel facility, located near Olympia, Washington.  Our largest multi-family loan as of June 30, 2011, was an 75 unit apartment complex with an outstanding principal balance of $3.0 million, located in Kent, Washington.  These loans were performing according to repayment terms as of June 30, 2011.

We offer both fixed and adjustable rate loans on commercial and multi-family real estate loans. Loans originated on a fixed rate basis generally are originated at fixed terms up to ten years, with amortization terms up to 30 years. As of June 30, 2011, we had $33.0 million and $9.7 million in fixed and adjustable rate multi-family residential loans, respectively and $71.5 million and $34.5 million in fixed and adjustable rate commercial real estate loans, respectively.

Commercial and multi-family real estate loans are originated with rates that generally adjust after an initial period ranging from three to ten years. Adjustable rate multi-family residential and commercial real estate loans are generally priced utilizing the applicable FHLB Term Borrowing Rate plus an acceptable margin. These loans are typically amortized for up to 30 years with a prepayment penalty.  The maximum loan to value ratio for commercial and multi-family real estate loans is generally 75% on purchases and refinances.  We require appraisals of all properties securing commercial and multi-family real estate loans, performed by independent appraisers designated by us.  We require our commercial and multi-family real estate loan borrowers with outstanding balances in excess of $1.5 million, or loan to value in excess of 60% to submit annual financial statements and rent rolls on the subject property.  The properties that fit within this profile are also inspected annually, and an inspection report and photograph are included.  We generally require a minimum pro forma debt coverage ratio of 1.20 times for loans secured by commercial and multi-family properties.

The following is an analysis of the types of collateral securing our commercial real estate and multi-family loans at June 30, 2011.

Collateral	Amount	Percent of Total
	(Dollars in Thousands)

Multi-family	$42,608	28.7%
Office	21,712	14.6
Mini storage	11,556	7.8
Non-residential	44,862	30.2
Warehouse	12,866	8.6
Mobile home park	4,306	2.9
Assisted living	9,640	6.5
Shopping center	1,055	0.7
Total	$148,605

Commercial and multi-family real estate loans can be approved up to $250,000 by either the Chief Financial Officer or Construction Manager, and up to $500,000 by any of the Credit Administrator, Business Banking Manager, Loan Service/Special Assets Manager, or Retail Banking Manager.  These loans can be approved up to $1.0 million by either of the President/Chief Executive Officer or Chief Lending Officer, and up to $2.0 million with the combination of both President/Chief Executive Officer and Chief Lending Officer.  Our Executive Loan Committee, which presently consists of the President/Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Credit Administrator,  Business Banking Manager, and Loan Service/Special Assets Manager is authorized to approve loans to one borrower or a group of related borrowers up to $4.0 million, with no limitation on individual loan size.  Loans over $4.0 million must be approved by the Senior Loan Committee of the Board with a limit of $6.0 million, or the full Board of Directors.

If we foreclose on a multi-family or commercial real estate loan, our holding period for the collateral typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, as a result of our increasing emphasis on this type of lending, a portion of our multi-family and commercial real estate loan portfolio is relatively unseasoned and has not been subjected to unfavorable economic conditions. As a result, we may not have enough payment history with which to judge future collectibility or to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, our multi-family and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectibility of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. At June 30, 2011 , there was one $2.3 million commercial real estate loans that was delinquent in excess of 90 days and on non-accrual status.  Multi-family and commercial real estate loan delinquencies totalled $6.2 million at June 30, 2011, including $5.9 million and $300,000 of commercial and multi-family loans, respectively.  At June 30, 2011, no multi-family loans were delinquent in excess of 90 days or in non-accrual status.  Commercial and multi-family loan charge offs for the years ended June 30, 2011, 2010 and 2009 were $584,000,  $31,000 and $0, respectively.

Consumer Lending.  We offer a variety of consumer loans, including home equity loans and lines of credit, automobile loans, credit cards and personal lines of credit. At June 30, 2011, the largest component of the consumer loan portfolio consisted of home equity loans and lines of credit, which totaled $35.7 million, or 10.7%, of the total loan portfolio.  Our equity loans are risk priced based on credit score, loan to value and overall credit quality of the applicant.  Home equity loans are made for, among other purposes, the improvement of residential properties, debt consolidation and education expenses. The majority of these loans are secured by a second deed of trust on residential property.  Fixed rate terms are available up to 240 months, and our equity line of credit is a prime rate based loan with the ability to lock in portions of the line for five to 20 years.  Maximum loan to values are dependent on creditworthiness and may be originated at up to 95% of collateral value.

Our credit card portfolio includes both VISA and MasterCard brands, and totaled $7.1 million, or 2.1% of the total loan portfolio at June 30, 2011.  We have been offering credit cards for more then 20 years, and currently offer only business credit card products.  All of our credit cards have interest rates and credit limits determined by the creditworthiness of the borrower.  We use credit bureau scores in addition to other criteria such as income in our underwriting decision process on these loans.

We offer several options for vehicle purchase or refinance with a maximum term of 84 months for newer vehicles and 72 months for older vehicles.  As with equity loans, our vehicle and recreational vehicle loans are risk priced based on creditworthiness, loan term and loan-to-value.  We currently access a Carfax Vehicle Report to ensure that the collateral being loaned against is acceptable and to protect borrowers from a “lemon” or other undesirable histories.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.  These risks are not as prevalent with respect to our consumer loan portfolio because a large percentage of the portfolio consists of home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans.  Nevertheless, home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold and do not have private mortgage insurance coverage.  At June 30, 2011, consumer loans of $373,000 were delinquent in excess of 90 days or in nonaccrual status.  Consumer loans of $1.9 million were charged off during the year ended June 30, 2011 compared to $2.0 million and $1.0 million of consumer loans that were charged-off during the years ended June 30, 2010 and 2009, respectively, primarily as a result of increased delinquencies on our credit cards.

Commercial Business Lending.  These loans are primarily originated as conventional loans to business borrowers, which include lines of credit, term loans and letters of credit.  These loans are typically secured by collateral and are used for general business purposes, including working capital financing, equipment financing, capital investment and general investments.  Loan terms vary from one to seven years.  The interest rates on such loans are generally floating rates indexed to The Wall Street Journal prime rate.  Inherent with our extension of business credit is the business deposit relationship which frequently includes multiple accounts and related services from which we realize low cost deposits plus service and ancillary fee income.

Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area. At June 30, 2011, commercial business loans totaled $17.3 million, or 5.2%, of our loan portfolio. Our commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

For the year ended June 30, 2011, the Bank charged off $4.2 million of its commercial business loans, including one borrower relationship for $2.9 million involved in rock extraction and crushing operations.  The business filed a Chapter 7 bankruptcy and the Bank recognized losses under a liquidation analysis.  The opportunity for recovery of the Bank’s losses is minimal, although the Bank is taking legal action to obtain recovery of its losses from the principals of the company.  The remaining losses of $1.3 million in commercial business loans included 11 different borrowers, the largest of which was for $1.0 million by a business involved in land development and sales.

The remaining portfolio of commercial and business loans includes 147 loans in 85 different business classifications as identified by the North American Industrial Classification System.  The largest remaining relationship includes five loans which totalled $2.7 million to a borrower located in Washington and involved in the manufacture of veneer, plywood and engineered wood products.

Loan Maturity and Repricing.  The following table sets forth certain information at June 30, 2011 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	One Year	3 Years	5 Years	10 Years	10 Years	Total
	(In Thousands)
Real Estate:
One- to four-family residential	$366	$7,567	$8,351	$6,545	$74,304	$97,133
Multi-family residential	1,712	2,953	8,325	13,977	15,641	42,608
Commercial	6,962	29,868	42,416	23,867	2,884	105,997
Construction	9,561	2,089	--	--	--	11,650
Land loans	1,020	4,042	905	262	494	6,723
Total real estate	19,621	46,519	59,997	44,651	93,323	264,111

Consumer:
Home equity	38	351	1,069	14,090	20,181	35,729
Credit cards	7,101	--	--	--	--	7,101
Automobile	210	2,085	1,645	401	1,206	5,547
Other	667	630	341	140	1,817	3,595
Total consumer	8,016	3,066	3,055	14,631	23,204	51,972

Commercial business	5,302	1,793	6,052	3,913	208	17,268

Total	$32,939	$51,378	$69,104	$63,195	$116,735	$333,351

The following table sets forth the dollar amount of all loans due after June 30, 2012, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed	Floating or
	Rates	Adjustable Rates	Total
	(In Thousands)
Real Estate:
One- to four-family residential	$80,706	$16,061	$96,767
Multi-family residential	31,255	9,641	40,896
Commercial	64,531	34,504	99,035
Construction	--	2,089	2,089
Land loans	4,849	854	5,703
Total real estate	181,341	63,149	244,490

Consumer:
Home equity	25,793	9,898	35,691
Automobile	5,337	--	5,337
Other	2,870	58	2,928
Total consumer	34,000	9,956	43,956

Commercial business	7,111	4,855	11,966

Total	$222,452	$77,960	$300,412

Loan Solicitation and Processing  Loan originations are obtained from a variety of sources but primarily involve existing or walk-in customers.  Our loan representatives and business banking officers also receive referrals from builders, realtors, and current business or personal customers.  Loan originations are further supported by lending services offered through our internet website, direct mail, advertising, cross-selling, employees’ community service, and broker relationships.  All of our consumer loan products, including residential mortgage loans, secured and unsecured consumer loans, and credit cards are processed through our centralized processing and underwriting center.  Commercial business loans, including commercial and multi-family real estate loans are processed and underwritten in one of the two Business Banking Centers operated by Anchor Bank in Aberdeen and Lacey, Washington.   Residential and consumer underwriters have an assigned approval level and loans above that level must be forwarded to the next higher authority in accordance with our underwriting guidelines and policies.  For loans that exceed underwriter and supervisor authority, and for all commercial business loans, approval could be obtained from one or more members of the Executive Loan Committee or possibly the Board of Directors.  Multi-family and commercial real estate loans are approved by designated members of our management, Executive Loan Committee, Senior Loan Committee, and/or Board of Directors depending on the size of the loan and relationship.  All loans or aggregated loans to one borrower over $4.0 million must be approved by the Board of Directors.

Loan Originations, Servicing, Purchases and Sales.  During the years ended June 30, 2011 and 2010, our total loan originations were $30.8 million and $67.2 million, respectively.

One- to four-family home loans are generally originated in accordance with the guidelines established by Freddie Mac, with the exception of our special community development loans under the Community Reinvestment Act. We utilize the Freddie Mac Loan Prospector, an automated loan system to underwrite the majority of our residential first mortgage loans (excluding community development loans). The remaining loans are underwritten by designated real estate loan underwriters internally in accordance with standards as provided by our Board-approved loan policy.

We actively sell the majority of our residential fixed rate first mortgage loans to the secondary market at the time of origination. During the years ended June 30, 2011 and 2010, we sold $15.5 million and $43.1 million (including $4.3 million of commercial real estate loans), respectively, in whole loans to the secondary market and $0 and $5.0 million, respectively, were securitized.  The decrease in whole loan sales and securitizations was attributable to a decrease in the origination of one-to four-family residential loans to $15.8 million from $41.4 million during the years ended June 30, 2011 and 2010, respectively.  Our secondary market relationship is with Freddie Mac and Branch Bank & Trust.  We generally retain the servicing on the loans we sell into the secondary market.  Loans are generally sold on a non-recourse basis. As of June 30, 2011, our residential loan servicing portfolio was $141.4 million.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2011	2010	2009
Loans originated:	(In Thousands)

Real estate:
One- to four-family residential	$15,819	$41,401	$51,870
Multi-family residential	1,976	580	4,473
Commercial	3,101	4,677	21,456
Construction	1,319	8,281	36,523
Land loans	355	655	--
Total real estate	22,570	55,594	114,322

Consumer:
Home equity	397	1,920	15,729
Credit cards	--	13	1,390
Automobile	467	475	3,515
Other	840	1,126	2,097
Total consumer	1,704	3,534	22,731

Commercial business	6,549	8,081	7,804

Total loans originated	30,823	67,209	144,857

Loans purchased:
Real estate loans:
One- to four-family residential	--	--	--
Multi-family residential	--	--	--
Commercial	--	--	--
Construction	--	--	--
Total real estate	--	--	--

Total loans purchased	--	--	--

Loans sold:
Total whole loans sold (1)	15,503	38,846	33,916
Commercial real estate	--	4,250	--
Participation loans	--	--	--
Total loans sold	15,503	43,096	33,916

Principal repayments	46,678	62,097	78,731
Loans securitized	--	5,016	30,269
Transfer to real estate owned	11,615	30,220	5,350

Increase (decrease) in other items, net	(20,749)	(8,310)	(7,017)
Loans held for sale	225	4,016	5,132

Net increase (decrease) in loans receivable, net	$(63,947)	$(85,546)	$(15,558)
__________
(1)           Including $13.2 million of fixed rate loans from our loan portfolio for the years ended June 30, 2010.

Loan Origination and Other Fees.  In some instances, we receive loan origination fees on real estate related products.  Loan fees generally represent a percentage of the principal amount of the loan that is paid by the borrower. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment. We had $648,000 of net deferred loan fees and costs as of June 30, 2011 compared to $917,000 and $1.3 million at June 30, 2010 and 2009, respectively.

Asset Quality

The objective of our loan review process is to determine risk levels and exposure to loss. The depth of review varies by asset types, depending on the nature of those assets. While certain assets may represent a substantial investment and warrant individual reviews, other assets may have less risk because the asset size is small, the risk is spread over a large number of obligors or the obligations are well collateralized and further analysis of individual assets would expand the review process without measurable advantage to risk assessment. Asset types with these characteristics may be reviewed as a total portfolio on the basis of risk indicators such as delinquency (consumer and residential real estate loans) or credit rating. A formal review process is conducted on individual assets that represent greater potential risk. A formal review process is a total reevaluation of the risks associated with the asset and is documented by completing an asset review report. Certain real estate-related assets must be evaluated in terms of their fair market value or net realizable value in order to determine the likelihood of loss exposure and, consequently, the adequacy of valuation allowances.

We define a loan as being impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. Large groups of smaller balance homogenous loans such as consumer secured loans, residential mortgage loans and consumer unsecured loans are collectively evaluated for potential loss. All other loans are evaluated for impairment on an individual basis.

We generally assess late fees or penalty charges on delinquent loans of five percent of the monthly payment amount due. Substantially all fixed rate and adjustable rate mortgage loan payments are due on the first day of the month, however, the borrower is given a 15-day grace period to make the loan payment. When a mortgage loan borrower fails to make a required payment when it is due, we institute collection procedures. The first notice is mailed to the borrower on the 16th day requesting payment and assessing a late charge. Attempts to contact the borrower by telephone generally begin upon the 30th day of delinquency. If a satisfactory response is not obtained, continual follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts to interview the borrower are made to establish the cause of the delinquency, whether the cause is temporary, the attitude of the borrower toward the debt and a mutually satisfactory arrangement for curing the default.

When a consumer loan borrower fails to make a required payment on a consumer loan by the payment due date, we institute the same collection procedures as for our mortgage loan borrowers.

The Board of Directors is informed monthly as to the number and dollar amount of mortgage and consumer loans that are delinquent by more than 30 days, and is given information regarding classified assets.

If the borrower is chronically delinquent and all reasonable means of obtaining payments have been exercised, we will seek to recover the collateral securing the loan according to the terms of the security instrument and applicable law.  In the event of an unsecured loan, we will either seek legal action against the borrower or refer the loan to an outside collection agency.

Non-performing Assets.  The following table sets forth information with respect to our non-performing assets and restructured loans for the periods indicated.

	At June 30,
	2011	2010	2009	2008	2007
Loans accounted for on a nonaccrual basis:	(Dollars in Thousands)
Real estate:
One- to four-family residential	$3,113	$3,855	$3,803	$337	$70
Mulit-family residential	--	--	--	--	--
Commercial	2,280	433	--	51	301
Construction	4,055	13,964	36,954	6,719	--
Land loans	90	--	--	--	--
Total real estate	9,538	18,252	40,757	7,107	371

Consumer:
Home equity	121	70	347	190	63
Credit cards	--	--	--	--	--
Automobile	63	63	190	92	--
Other	9	47	54	9	--
Total consumer	193	180	591	291	63

Commercial business	1,245	1,324	997	--	--
Total	10,976	19,756	42,345	7,398	434
Accruing loans which are contractually past
due 90 days or more:
One- to four-family residential	44	--	--	--	--
Multi-family residential	--	--	--	--	--
Commercial	--	--	--	598	--
Construction	2,845	822	17,575	15,298	1,690
Land loans	--	--	--	--	--
Total real estate	2,889	822	17,575	15,896	1,690

Consumer:
Home equity	1	--	--	15	--
Credit cards	137	--	--	--	--
Automobile	--	--	--	--	--
Other	42	64	143	61	51
Total consumer	180	64	143	76	51

Commercial business	124	--	586	--	637

Total of nonaccrual and 90 days past due loans	14,169	20,642	60,649	23,370	2,812
Real estate owned	12,597	14,570	2,990	1,524	2,087
Repossessed automobiles	130	21	69	109	16
Total non-performing assets	26,896	35,233	63,708	25,003	4,915

Restructured loans	15,034	13,491	2,670	--	--

Allowance for loan loss as a percent of non-performing loans	51.1%	81.3%	40.3%	32.0%	165.1%

Classified assets included in non- performing assets	14,169	20,642	60,649	23,370	2,812

Nonaccrual and 90 days or more past due
loans as a percentage of total loans	4.3%	5.1%	12.1%	4.7%	0.6%

Nonaccrual and 90 days or more past due
loans as a percentage of total assets	2.9%	3.8%	9.2%	3.7%	0.5%

Non-performing assets as a percentage of total assets	5.5%	6.5%	9.8%	4.0%	0.8%

Nonaccrued interest (1)	783	731	2,664	2,335	105
_______
(1)    Represents foregone interest on nonaccural loans.

With the exception of $2.8 million in construction and land development loans that were past due 90 days and still accruing interest at June 30, 2011, all of our construction loans from which repayment is delayed are a result of the slowdown in the real estate market and, in many cases, a corresponding decline in the value of the collateral.  As a result of a decline in home sales and value, Anchor Bank has undertaken to re-evaluate the collectability of interest payments, the efficacy of collateral for these loans, including updated and/or new appraisals, identify additional collateral and or curtailment opportunities with borrowers, and update current and future exit strategies as part of its portfolio risk management.

All of the construction/land development loans which were 90 days delinquent and still accruing interest at June 30, 2011 included interest reserves based upon original loan budget and pro forma payments at the time of loan origination.  At June 30, 2011 none of these loans were dependant upon interest reserves for payments, and all payments were being made in cash by borrowers.

Real Estate Owned and Other Repossessed Assets.  As of June 30, 2011, we had 97 properties in real estate owned with an aggregate book value of $12.6 million.  The largest of these properties had an aggregate book value of $1.7 million and consisted of a residential property located in Tacoma, Washington.  At June 30, 2011, we had 33 one-to-four family residential properties with an aggregate book value of $7.5 million, five one-to-four family residential condominium units with an aggregate book value of $1.1 million, 50 residential building lots with an aggregate book value of $900,000, six vacant land parcels with an aggregate book value of $2.3 million, and three parcels of commercial real estate with an aggregate book value of $800,000.  The geographic distribution of our real estate owned is limited to southwest Washington and the greater Portland area of northwest Oregon, with 75 of the parcels in Washington and the remaining 22 in Oregon.

Restructured Loans. According to generally accepted accounting principles, we are required to account for certain loan modifications or restructurings as “troubled debt restructurings.” Our policy is to track and report all loans modified to terms not generally available in the market, except for those outside of the materiality threshold established for such tracking and reporting.  Loans with principal balances of less than $50,000, and loans with temporary modifications of six months or less are deemed to be immaterial and not included within the tracking and reporting of troubled debt restructurings. In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider.  Our loan modifications are typically done in connection with a construction loan in non-accrual status. We will modify the loan when upon completion of the residence the home is rented instead of sold, or when the borrower can continue to make interest payments and is unable to repay the loan until the property is sold as a result of current market conditions. In connection with a loan modification, we may lower the interest rate, extend the maturity date and require monthly payments when monthly payments are not otherwise required. We may also require additional collateral. All loans which are extended with rates and/or terms below market are identified as impaired loans and an appropriate allowance is established pursuant to generally accepted accounting principles.  A loan guarantee, in and by itself, is not considered in either the classification of an impaired loan, the determination of the amount of the allowance or the carrying value of the loan, unless the guarantor provides additional collateral which, when independently evaluated, reduces or eliminates the conditions which caused the loan to be determined as impaired. Accordingly, the existence of a loan guarantee does not result in the carrying value of an impaired loan at a value in excess of the appraised value of the collateral.  Loans which are placed in non-accrual status and subsequently modified are not returned to accruing status until there has been at least three months of consecutive satisfactory performance.  As of June 30, 2011, there were 31 loans with aggregate net principal balances of $15.4 million that we have identified as “troubled debt restructures.”  In connection with these loans, a valuation allowance in the form of charged off principal amounts equal to $763,000 has been taken.  Of these 31 loans, one loan totaling $900,000 was not performing according to its modified repayment terms at June 30, 2011.

The existence of a guarantor is an important factor that we consider in every deteriorating credit relationship and in our determination as to whether or not to restructure the loan.  Additional factors we consider include the cooperation we receive from the borrower and/or guarantor as determined by the timeliness and quality of their direct and indirect communication, including providing us with current financial information; their willingness to develop new, and report on, previously identified risk mitigation strategies; and whether we receive additional collateral.  The financial wherewithal of the borrower and/or guarantor is determined through a review and analysis of personal and business financial statements, tax return filings, liquidity verifications, personal and business credit reports, rent rolls, and direct reference checks.  The type of financial statements required of a borrower and/or guarantor varies based upon the credit risk and our aggregate credit exposure as it relates to the borrower and any guarantor. Audited financial statements are required for commercial business loans greater than $1.5 million and for commercial real estate loans greater than $10 million, with the level of outside independent accounting review decreasing as our risk exposure decreases.  We conduct reviews of the financial condition of borrowers and guarantors at least annually for credits of $750,000 or more, and for aggregate relationships of $1.5 million or more.

At both the time of loan origination and when considering a restructuring of a loan, we also assess the guarantor's character and reputation. This assessment is made by reviewing both the duration or length of time such guarantor has been providing credit guarantees, the aggregate of the contingent liabilities of such guarantor as it relates to guarantees of additional debt provided to other lenders, and the results of direct reference checks.  Cooperative and communicative borrowers and/or guarantors may create opportunities for restructuring a loan, however, this cooperation does not affect the amount of the allowance for loan losses recorded or the timing of charging off the loan.

We pursue guarantees where the cost/benefit analysis results in the likelihood of some recovery.  Since 2008, we have pursued the guarantors on approximately 20 credit relationships, 15 of which have resulted in legal or negotiated guarantor settlements resulting in loss mitigation ranging from approximately 10% up to 100% of the potential unmitigated loan loss.  The other five guarantors we have pursued have not resulted, thus far, in any loss mitigation or recovery as a result of the guarantor's bankruptcy or ongoing litigation which has not yet been resolved.

Classified Assets.  Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful or loss.  An asset is considered substandard if it is inadequately protected by the current net worth and repayment capacity of the borrower or of any collateral pledged.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent and approved by senior management or the Classified Asset Committee to address the risk specifically or we may allow the loss to be addressed in the general allowance. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible.  Assets that do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are considered either watch or special mention assets.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC, which can order the establishment of additional loss allowances.

In connection with the filing of periodic reports with the FDIC  classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets, as of June 30, 2011, we had classified assets of $48.4 million.  The total amount classified represented 84.2% of equity capital and 9.9% of assets at June 30, 2011.

The aggregate amounts of our classified assets at the date indicated (as determined by management), were as follows:

	At June 30,
	2011	2010
	(In Thousands)
Classified Assets:
Substandard	$48,372	$40,354
Doubtful	--	--
Loss	--	--
Total	$48,372	$40,354

Our $48.4 million of substandard loans at June 30, 2011, consisted primarily of $42.0 million of real estate secured loans and $6.4 million of consumer and commercial business loans.  Of the $42.0 million of substandard loans which were real estate secured, $9.6 million were construction and land development loans including $4.0 million secured by properties in Oregon.  Included within the $9.6 million of substandard construction and land development loans were $500,000 of loans made to individuals for custom residential construction projects, and the balance of $9.1 million were loans to builder/developers.  Also included in the total of substandard real estate secured loans at June 30, 2011 was $14.2 million of commercial real estate loans of which $400,000 were secured by properties in Oregon.  The balance of our substandard real estate secured loans at June 30, 2011, was $18.3 million of loans secured by one-to-four family residential properties.

Potential Problem Loans.  Potential problem loans are loans that do not yet meet the criteria for identification as classified assets graded as substandard or doubtful, but where known information about the borrower causes management to have serious concerns about the ability of the borrower to comply with present loan repayment terms and may result in the loan being included as a classified asset for future periods.  At June 30, 2011, we had $31.5 million, or 9.4% of our net loans that were identified as potential problem loans as compared to $47.2 million or 12.1% of our net loans at June 30, 2010.

Within these problem loans were the following lending relationships:

●	a loan of $5.0 million secured by a church in Washington;

●	a relationship of $4.2 million in two loans secured by commercial real estate in Washington;

●	a relationship of $3.5 million in five loans secured by single family and multi-family rental property in Washington;

●	a loan of $2.6 million secured by multi-family real estate in Washington;

●	a loan of $2.3 million secured by commercial real estate in Washington;

●	a relationship of $2.3 million in two term loans secured by multi-family properties in Oregon;

●	a loan of $2.1 million secured by a multi-family income property in Washington;

●	a loan of $1.2 million secured by equipment, accounts receivable and inventory in Washington;

●	a loan of $1.1 million secured by commercial real estate in Washington; and

●	a loan of $1.1 million secured by commercial real estate in Washington.

The 10 relationships described above comprise $25.4 million, or 80.6% of the potential problem loans that were identified as of June 30, 2011.  All of the loans identified above were in compliance with their repayment terms at June 30, 2011.

Allowance for Loan Losses.  Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio.   Our Chief Lending Officer assesses the allowance for loan and lease losses on a monthly basis and reports to the Board of Directors no less than quarterly.  The assessment includes analysis of several different factors, including delinquency, charge-off rates and the changing risk profile of our loan portfolio, as well as local economic conditions such as unemployment rates, bankruptcies and vacancy rates of business and residential properties.

We believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period requiring management to make assumptions about probable losses inherent in the loan portfolio; and the impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.

Our methodology for analyzing the allowance for loan losses consists of two components: formula and specific allowances.  The formula allowance is determined by applying an estimated loss percentage to various groups of loans.  The loss percentages are generally based on various historical measures such as the amount and type of classified loans, past due ratios and loss experience, which could affect the collectibility of the respective loan types.

The specific allowance component is created when management believes that the collectibility of a specific large loan, such as a real estate, multi-family or commercial real estate loan, has been impaired and a loss is probable.

The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

The provision for loan losses was $8.1 million and $2.6 million for the years ended June 30, 2011 and 2010, respectively.  We increased the provision as a result of our experience with our delinquencies. The specific risks that are considered in our analysis for determining the provisions for loans losses include an automatic elevation in risk grade and corresponding reserve requirement based on loan payment and payment delinquencies, including debt to the borrower and related entities under loans to one borrower guidelines; and a qualitative analysis of the economic and portfolio trends.  The provision for loan losses for the year ended June 30, 2011, included an incremental increase component, a qualitative increase component, and specific reserve increase as a result of impairment analyses.  The total allowance for loan losses was $7.2 million and $16.8 million at June 30, 2011 and 2010, respectively.  Of the total allowance at June 30, 2011, specific reserves decreased to $1.2 million and general reserves decreased to $6.0 million from specific reserves of $8.6 million and general reserves of $8.3 million, respectively, at June 30, 2010.  Included in the general reserve amount of $7.2 million at June 30, 2011 was $2.4 million based on incremental changes in asset quality and $1.1 million based on qualitative analysis.

The increase in the provision for loan losses was a result of the increase in classified loans, and loan charge-offs together with our recognition of qualitative factors.  We continually monitor the market conditions reported at national, regional, and local levels including those from the FDIC, Case-Schiller, and Realtor Boards. Delinquent residential construction and development loans decreased to $7.8 million, or 2.3% of total loans at June 30, 2011, compared to $17.3 million or 4.4% of total loans at June 30, 2010.  The $9.5 million decline in delinquent residential construction and development loans and the proactive identification and assessment of the loan portfolio was offset by an increase in charge offs during the period.  Qualitative factors developed from this analysis along with the incremental changes discussed above resulted in an increase to the provision for the period.

Levels and trends in delinquencies and non-performing loans have decreased. During the current economic cycle we have experienced changes in our portfolio with respect to delinquent, non-performing and impaired loans.  At June 30, 2011 and June 30, 2010, our total delinquent loans, including loans 30 or more days past due, were $26.0 million and $28.5 million, respectively, which included non-performing loans of $14.2 million and $20.6 million, respectively.  Net charge offs during the years ended June 30, 2011 and June 30, 2010 were $17.6 million and $10.3 million, respectively.

For collateral dependent loans management utilizes the valuation from an appraisal obtained within the last six months in establishing the allowance for loan losses, unless additional information known to management results in management applying a downward adjustment to the valuation. Appraisals are updated subsequent to the time of origination when management identifies a loan as impaired or potentially being impaired, as indicated by the borrower’s payment and loan covenant performance, an analysis of the borrower’s financial condition, property tax and/or assessment delinquency, increases in deferred maintenance or other information known to management.  Management identifies a loan as impaired when the source of repayment of the loan is recognized as being in jeopardy, such that economic or other changes have affected the borrower to the extent that it may not be able to meet repayment terms, and that resources available to the borrower, including the liquidation of collateral, may be insufficient.  Impairment is measured on a loan-by-loan basis for each loan based upon its source or sources of repayment.  For collateral dependent loans a current analysis of the net value of the collateral is determined utilizing the new appraisal.  Once an updated appraisal is obtained, our policy is to update this appraisal every nine months if the collateral is considered impaired, however, because of the current economic conditions, we have accelerated the appraisal cycle so that appraisals are updated every six months.  When the results of the impairment analysis indicate a potential loss, the loan is classified as substandard and a specific reserve is established for such loan in the amount determined.  Further, the specific reserve amount is adjusted to reflect any further deterioration in the value of the collateral that may occur prior to liquidation or reinstatement.  The impairment analysis takes into consideration the primary, secondary, and tertiary sources of repayment, whether impairment is likely to be temporary in nature or liquidation is anticipated.

Our non-performing loans include collateral secured and unsecured loans, which totaled $14.2 million and $20.6 million at June 30, 2011 and 2010, respectively, with the majority of these loans secured by first mortgage liens.  At June 30, 2011, $1.6 million of loans were not secured by first mortgage liens, and of the remaining $12.6 million, $7.0 million of loans were for construction or land development loans.  At the time of origination our construction and land development loans are limited to 75% or less of the value of the collateral, verified by a current appraisal report.  The balance of $5.6 million of non-performing loans secured by a first mortgage lien was comprised of $3.3 million of one-to-four family residential mortgage loans and $2.3 million of commercial real estate loans.

The remainder of our non-performing loans at June 30, 2011 and 2010, included secured and unsecured credits from consumer and commercial business loan portfolios, and totaled $1.6 million and $1.5 million, respectively.

During the year ended June 30, 2011, we recorded a provision for loan losses which was significantly more than the provision for loan losses we recorded for the year ended June 30, 2010.  The increased provision for 2011 was primarily a result of increased charge-off amounts due to business and individual borrower defaults, including bankruptcies.

The allowance for loan losses was $7.2 million or 2.2% of total loans at June 30, 2011 as compared to $16.8 million, or 4.1% of total loans outstanding at June 30, 2010.  The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.  Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses based on loan growth, economic conditions, charge-offs and portfolio composition.  For the years ended June 30, 2011 and 2010 the provision for loan losses was $8.1 million and $2.6 million, respectively.

A loan is considered impaired when we have determined that we may be unable to collect payments of principal and/or interest when due under the terms of the loan. In the process of identifying loans as impaired, management takes into consideration factors which include payment history and status, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case by case basis, after taking into consideration the totality of circumstances surrounding the loans and the borrowers, including payment history and amounts of any payment shortfall, length and reason for delay, and likelihood of return to stable performance.

Impairment is measured on a loan by loan basis for all loans in the portfolio except for the smaller groups of homogeneous consumer loans in the portfolio.

As of June 30, 2011 and 2010, we had impaired loans of $34.5 million and $33.3 million, respectively.  Included within the impaired loan totals are loans identified as troubled debt restructures.  At June 30, 2011 and 2010, the aggregate amount of troubled debt restructure loans with valuation allowances were $15.0 million and $7.4 million, respectively.

The following table summarizes the distribution of the allowance for loan losses by loan category.

	At June 30,
	2011			2010			2009			2008			2007
	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans
	(Dollars in Thousands)
Real estate:
One- to four-family residential	$97,133	$1,980	29.1%	$112,835	$2,975	27.7%	$114,823	$861	22.9%	$114,695	$229	23.0%	$94,197	$188	19.5%
Multi-family residential	42,608	88	12.8	45,983	552	11.3	52,661	632	10.5	59,114	591	11.8	63,117	631	13.1
Commercial	105,997	173	31.8	118,492	1,422	29.1	123,902	1,487	24.7	117,439	1,174	23.5	127,440	957	26.4
Construction	11,650	1,163	3.5	36,812	7,952	9.0	106,163	16,558	21.2	103,924	4,309	20.8	104,802	1,272	21.7
Land loans	6,723	91	2.0	7,843	157	1.9	9,211	184	1.8	6,957	139	1.4	12,504	250	2.6
Total real estate	264,111	3,595	79.2	321,965	13,058	79.1	406,760	19,722	81.2	402,129	6,442	80.5	402,060	3,298	83.3

Consumer:
Home equity	35,729	739	10.7	42,446	1,818	10.4	49,028	368	9.8	46,790	94	9.4	32,214	64	6.7
Credit cards	7,101	568	2.1	7,943	477	2.0	8,617	517	1.7	7,989	240	1.6	7,555	227	1.6
Automobile	5,547	675	1.7	8,884	533	2.2	14,016	841	2.8	18,095	241	3.6	19,169	575	4.0
Other	3,595	153	1.1	4,160	250	1.0	5,142	309	1.0	5,757	283	1.2	5,278	158	1.1
Total consumer	51,972	2,135	15.6	63,433	3,078	15.6	76,803	2,035	15.3	78,631	858	15.7	64,216	1,024	13.3

Commercial business	17,268	1,509	5.2	21,718	652	5.3	17,172	206	3.4	18,507	185	3.7	16,113	322	3.3
Unallocated	--	--	--	--	--	--	--	2,500	--	--	--	--	--	--	--

Total	$333,351	$7,239	100.0%	$407,116	$16,788	100.0%	$500,735	$24,463	100.0%	$499,267	$7,485	100.0%	$482,389	$4,644	100.0%

Management believes that it uses the best information available to determine the allowance for loan losses.  However, unforeseen market conditions could result in adjustments to the allowance for loan losses and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	Year Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)

Allowance at beginning of period	$16,788	$24,463	$7,485	$4,644	$4,417
Provision for loan losses	8,078	2,615	20,263	3,545	720

Recoveries:
Real Estate loans:
One- to four-family residential	238	146	3	1	--
Multi-family residential	--	--	20	--	--
Commercial	5	--	--	112	352
Construction	502	--	--	--	---
Land loans	--	--	--	--	--
Total real estate	745	146	23	113	352

Consumer:
Home equity	9	1	3	1	--
Credit cards	98	55	45	--	--
Automobile	62	95	33	--	--
Other	27	39	--	18	14
Total consumer	196	190	81	19	14

Commercial business	3	--	--	6	--
Total recoveries	944	336	104	138	366

Charge-offs:
Real Estate loans:
One- to four-family residential	3,003	747	283	10	--
Multi-family residential	--	--	--	--	--
Commercial	584	31	--	--	--
Construction	8,915	4,970	2,086	259	617
Land loans	--	2,836	--	--	--
Total real estate	12,502	8,584	2,369	269	617

Consumer:
Home equity	465	847	222	--	--
Credit cards	591	605	374	--	--
Automobile	55	254	17	--	--
Other	777	336	407	568	242
Total consumer	1,888	2,042	1,020	568	242

Commercial business	4,181	--	--	5	--
Total charge-offs	18,571	10,626	3,389	842	859

Net charge-offs	17,627	10,290	3,285	704	493
Balance at end of period	7,239	16,788	24,463	7,485	4,644

Allowance for loan losses as a percentage
of total loans outstanding at the end of
the period	2.2%	4.1%	4.9%	1.5%	1.0%

Net charge-offs as a percentage of average
total loans outstanding during the period	4.7%	2.3%	0.6%	0.1%	0.1%

Allowance for loan losses as a percentage
of non-performing loans at end of period	51.1%	81.3%	40.3%	32.0%	165.1%

Our Executive Loan Committee reviews the appropriate level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based on the risk composition of our loan portfolio, delinquency levels, loss experience, economic conditions, bank regulatory examination results, seasoning of the loan portfolios and other factors related to the collectibility of the loan portfolio as detailed further under “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses.” The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

Management believes that our allowance for loan losses as of June 30, 2011 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table provides certain information with respect to our allowance for loan losses, including  charge-offs, recoveries and selected ratios for the periods indicated.

	Year Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)

Provisions for loan losses	$8,078	$2,615	$20,263	$3,545	$720
Allowance for loan losses	7,239	16,788	24,463	7,485	4,644
Allowance for loan losses as a
percentage of total loans
outstanding at the end of the
period	2.2%	4.1%	4.9%	1.5%	1.0%

Net charge-offs	17,627	10,290	3,285	704	493
Total of nonaccrual and 90
days past due loans	14,169	20,642	60,649	23,370	2,812
Allowance for loan losses as a percentage of non-performing loans at end of period	51.1%	81.3%	40.3%	32.0%	165.1%
Nonaccrual and 90 days or more
past due loans as a percentage of
loans receivable	4.3%	5.1%	12.1%	4.7%	0.6%

Total loans	$333,351	$407,116	$500,735	$499,267	$482,389

Investment Activities

General.  Under Washington law, savings banks are permitted to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, banker’s acceptances, repurchase agreements, federal funds, commercial paper, investment grade corporate debt securities, and obligations of states and their political sub-divisions.

The investment committee, consisting of Directors Ruecker, Shaw and Degner, have the authority and responsibility to administer our investment policy, monitor portfolio strategies, and recommend appropriate changes to policy and strategies to the board.  On a monthly basis, our management reports to the board a summary of investment holdings with respective market values, and all purchases and sales of investment securities.  The Chief Executive Officer has the primary responsibility for the management of the investment portfolio.  The Chief Executive Officer considers various factors when making decisions, including the marketability, maturity and tax consequences of proposed investments.  The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of the investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.

At June 30, 2011, our investment portfolios consisted principally of mortgage-backed securities, U.S. Government Agency obligations, municipal bonds and mutual funds consisting of mortgage-backed securities.  From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management’s projected demand for funds for loan originations, deposits and other activities.

Mortgage-Backed Securities.  The mortgage-backed securities in our portfolios were comprised of Freddie Mac mortgage-backed securities.  At June 30, 2011 the amortized cost was $30.5 million of mortgage-backed securities held in the available for sale category with a weighted average yield of 4.84%, while the mortgage-backed securities in the held to maturity portfolio was $7.4 million with a weighted average yield of 5.29%.

U.S. Government Agency Obligations.  At June 30, 2011, the U.S Government and Agency Obligations available for sale amortized costs was $3.0 million with a weighted average yield of 4.38%.  At June 30, 2011, no securities were held to maturity within this category.

Municipal Bonds.  The tax-exempt and taxable municipal bond portfolios were comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations.   All bonds are rate “A” or better and are from issuers located within the State of Washington. The weighted average yield on the tax exempt bonds (on a tax equivalent basis) was 4.48% at June 30, 2011, and the total amount of our municipal bonds was $2.5 million at that date,of which $2.3 million was available for sale.

Federal Home Loan Bank Stock.  As a member of the FHLB of Seattle, we are required to own capital stock in the FHLB of Seattle.  The amount of stock we hold is based on guidelines specified by the FHLB of Seattle.  The redemption of any excess stock we hold is at the discretion of the FHLB of Seattle.  The carrying value of FHLB stock was $6.5 million at June 30, 2011.

Our investment in  FHLB stock is carried at cost, which approximates fair value.  As a member of the FHLB System, we are required to maintain a minimum level of investment in FHLB stock based on specific percentages of our outstanding mortgages, total assets, or FHLB advances.  At June 30, 2011 and 2010, our minimum investment requirement was approximately $3.8 million and $5.8 million, respectively.  We were in compliance with the FHLB minimum investment requirement at June 30, 2011 and 2010.

Bank-Owned Life Insurance.  We purchase bank-owned life insurance policies (“BOLI”) to offset future employee benefit costs.  At June 30, 2011, we had a $17.6 million investment in life insurance contracts.  The purchase of BOLI policies, and its increase in cash surrender value, is classified as “Investment in life insurance contracts” in our consolidated statement of operations.  The income related to the BOLI, which is generated by the increase in the cash surrender value of the policy, is classified in “increase in cash surrender value of life insurance” in our consolidated statement of operations.

The following table sets forth the composition of our investment securities portfolios at the dates indicated.  The amortized cost of the available for sale investments is their net book value before the mark-to-market fair value adjustment.

	At June 30,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)

Available for sale:
Investment securities:
U.S. Government Agencies obligations	$3,000	$3,045	$2,999	$3,151	$4,998	$5,233
Municipal bonds	2,355	2,400	3,372	3,431	3,900	3,943
Mortgage-backed securities:
Freddie Mac	30,459	32,718	39,440	42,197	56,820	58,142
Total available for sale	35,814	38,163	45,811	48,779	65,718	67,318

Held to maturity:
Investment securities:
Municipal bonds	149	149	155	155	161	161
Mortgage-backed securities:
Freddie Mac	7,438	8,008	9,880	10,555	12,388	12,720
Total held to maturity	7,587	8,157	10,035	10,710	12,549	12,881

Total investment securities	$43,401	$46,320	$55,846	$59,489	$78,267	$80,199

The table below sets forth information regarding the amortized cost, weighted average yields and maturities or call dates of Anchor Bank’s investment portfolio at June 30, 2011.

	At		At June 30, 2011
	June 30,				Over One to		Over Five to				Mortgage-Backed
	2011		One Year or Less		Five Years		Ten Years		Over Ten Years		Securities		Totals
		Weighted		Weighted		Weighted		Weighted		Weighted	MBS Securities	Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Available for sale:
Investment securities:
U.S. Treasury obligations
U.S. Government agencies obligations	$3,000	4.38%	$3,000	4.38%	$--	--%	$--	--%	$--	--%	$--	--%	$3,000	4.38%
Municipal bonds (1)	2,355	4.48	520	3.48	1,415	4.62	205	4.15	215	6.23	--	--	2,355	4.48
Mortgage-backed securities:
Freddie Mac	30,459	4.84	--	--	--	--	--	--	--	--	30,459	4.84	30,459	4.84
Total available for sale	35,814		3,520		1,415		205		215		30,459		35,814

Held to maturity:
Investment securities:
U.S. Treasury obligations	--	--	--	--	--	--	--	--	--	--	--	--	--	--
U.S. Government Agency obligations
Municipal bonds (1)	149	6.38	--	--	--	--	--	--	149	6.38			149	6.38
Mortgage-backed securities:
Freddie Mac	7,438	5.29	--	--	--	--	--	--	--	--	7,438	5.29	7,438	5.29
Total held to maturity	7,587		--		--		--		149		7,438		7,587

Total	$43,401		$3,520		$1,415		$205		$364		$37,897		$43,401
______________
(1)	Yields on tax exempt obligations are computed on a tax equivalent basis.

Deposit Activities and Other Sources of Funds

General.  Deposits and loan repayments are the major sources of our funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions.  Borrowings from the FHLB of Seattle are used to supplement the availability of funds from other sources and also as a source of term funds to assist in the management of interest rate risk.

Our deposit composition reflects a mixture with certificates of deposit accounting for approximately one-half of the total deposits and interest and non-interest-bearing checking, savings and money market accounts comprising the balance of total deposits.  We rely on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits.

Deposits.  Substantially all of our depositors are residents of Washington State.  Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of rates.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the development of long term profitable customer relationships, current market interest rates, current maturity structure and deposit mix,  our customer preferences and the profitability of acquiring customer deposits compared to alternative sources.

At June 30, 2011, we had $77.7 million of jumbo ($100,000 or more) retail certificates of deposit.  We also have $8.0 million in public funds, which represented 2.4% of total deposits at June 30, 2011.  Anchor Bank had no brokered deposits at June 30, 2011.  Pursuant to the Order we may not accept brokered deposits without regulatory approval.  During the year ended June 30, 2011, brokered certificates of deposit decreased $21.7 million.

In the unlikely event we are liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to Anchor Bancorp, as the sole shareholder of Anchor Bank.

Deposit Activities.  The following table sets forth our total deposit activities for the periods indicated.

	Year Ended June 30,
	2011	2010	2009
	(In Thousands)

Beginning balance	$355,788	$471,713	$389,949
Net deposits (withdrawals) before interest credited	(22,144)	(125,473)	68,456
Interest credited	5,830	9,548	13,308
Net increase (decrease) in deposits	(16,314)	(115,925)	81,764
Ending balance	$339,474	$355,788	$471,713

The following table sets forth information concerning our time deposits and other deposits at June 30, 2011.

Weighted
Average					Percentage
Interest				Minimum	of Total
Rate	Term	Category	Amount	Balance	Deposits
			(In Thousands)
	N/A	Savings accounts	$32,263		9.5%
	N/A	Demand deposit accounts	47,675		14.0
	N/A	Money market accounts	78,017		23.0

		Certificates of Deposit
0.68%	6 month	Fixed-term, fixed rate	5,670	500	1.7
1.04	9-12 month	Fixed-term, fixed rate	21,981	500	6.5
0.69	13-16 month	Fixed-term, fixed rate	2,810	500	0.8
1.60	18-20 month	Fixed term-fixed or variable rate	19,322	500	5.7
1.62	24 month	Fixed term-fixed or variable rate	40,722	2,000	12.0
2.12	30-36 month	Fixed term-fixed or variable rate	7,552	500	2.2
3.37	48 month	Fixed term-fixed or variable rate	5,342	500	1.6
3.24	60 month	Fixed term-fixed or variable rate	6,073	500	1.8
3.34	96 month	Fixed term-fixed or variable rate	65,469	500	19.3
1.24	Other	Fixed term-fixed or variable rate	6,578	500	1.9
		TOTAL	$181,519		100.0%

Time Deposits by Rate.  The following table sets forth the time deposits in Anchor Bank classified by rates as of the dates indicated.

	At June 30,
	2011	2010	2009
	(In Thousands)

0.00 - 0.99%	$22,996	$2,157	$4,003
1.00 - 1.99%	71,215	68,318	15,874
2.00 - 2.99%	26,068	24,345	27,765
3.00 - 3.99%	50,615	53,847	134,431
4.00 - 4.99%	9,932	46,217	82,931
5.00 - 5.99%	693	6,580	7,268
6.00 - 6.99%	--	--	--
7.00 - 7.99%	--	--	--
8.00 - 8.99%	--	--	--
Total	$181,519	$201,464	$272,272

Time Deposit Certificates.  The following table sets forth the amount and maturities of time deposit certificates at June 30, 2011.

	Amount Due
		After 1 Year	After 2 Years	After 3 Years
	Within	Through	Through	Through	Beyond
	1 Year	2 Years	3 Years	4 Years	4 Years	Total
	(In Thousands)

0.00 - 0.99%	$20,595	$2,401	$--	$--	$--	$22,996
1.00 - 1.99%	38,355	30,194	2,458	208	--	71,215
2.00 - 2.99%	6,676	2,528	1,115	1,918	13,831	26,068
3.00 - 3.99%	4,238	1,640	1,120	--	43,617	50,615
4.00 - 4.99%	2,042	1,304	1,085	473	5,028	9,932
5.00 - 5.99%	305	--	251	--	137	693
Total	$72,211	$38,067	$6,029	$2,599	$62,613	$181,519

The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of June 30, 2011.  Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Time Deposit
Maturity Period	Certificates
(In Thousands)

Three months or less	$7,962
Over three through six months	7,426
Over six through twelve months	13,716
Over twelve months	48,631
Total	$77,735

Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts we offered  at the dates indicated.

	At June 30,
	2011			2010			2009
		Percent			Percent			Percent
		of	Increase/		of	Increase/		of
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total
(Dollars in Thousands)

Savings deposits	$32,263	9.5%	$2,507	$29,756	8.4%	$1,167	$28,589	6.1%
Demand deposit accounts	47,675	14.0	(6,526)	54,201	15.2	525	53,676	11.4
Money market accounts	78,017	23.0	7,650	70,367	19.8	(46,809)	117,176	24.8
Fixed-rate certificates which mature in the year ending:
Within 1 year	51,827	15.3	(32,809)	84,636	23.8	(65,803)	150,439	31.9
After 1 year, but within 2 years	13,412	4.0	(5,384)	18,796	5.3	(24,404)	43,200	9.2
After 2 years, but within 5 years	16,211	4.8	5,309	10,902	3.1	(7,762)	18,664	4.0
Certificates maturing thereafter	54,936	16.2	25,081	29,905	8.4	18,288	11,617	2.5
Variable rate certificates	45,083	13.3	(12,142)	57,225	16.1	8,873	48,352	10.3
Total	$339,474		$(16,314)	$355,788		$(115,925)	$471,713

Borrowings.  Customer deposits are the primary source of funds for our lending and investment activities.  We do, however, use advances from the FHLB of Seattle to supplement our supply of lendable funds, to meet short-term deposit withdrawal requirements and also to provide longer term funding to better match the duration of selected loan and investment maturities.

As one of our capital management strategies, we have used advances from the FHLB of Seattle to fund loan originations in order to increase our net interest income.  Depending upon the retail banking activity and the availability of excess capital, we will consider and undertake additional leverage strategies within applicable regulatory requirements or restrictions.  Such borrowings would be expected to primarily consist of FHLB of Seattle advances.

As a member of the FHLB of Seattle, we are required to own capital stock in the FHLB of Seattle and are authorized to apply for advances on the security of that stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met.  Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  We also maintain a committed credit facility with the FHLB of Seattle that provides for immediately available advances up to an aggregate of 25% of the prior quarter’s total assets of Anchor Bank, or 90% of pledged collateral, or $7.0 million. At June 30, 2011, outstanding advances to Anchor Bank from the FHLB of Seattle totaled $85.9 million.

The following table sets forth information regarding FHLB of Seattle advances by us at the end of and during the periods indicated.  The table includes both long- and short-term borrowings.

	Year Ended June 30,
	2011	2010	2009
	(Dollars in Thousands)
Maximum amount of borrowing outstanding
at any month end:
Federal Home Loan Bank advances	$121,900	$136,900	$175,828

Approximate average borrowing outstanding:
Federal Home Loan Bank advances	104,408	135,975	151,193

Approximate weighted average rate paid on:
Federal Home Loan Bank advances	1.69%	3.75%	4.92%

	At June 30,
	2011	2010	2009
	(Dollars in Thousands)

Balance outstanding at end of period:
Federal Home Loan Bank advances	$85,900	$136,900	$129,500

Weighted average rate paid on:
Federal Home Loan Bank advances	1.75%	3.07%	4.94%

Subsidiaries and Other Activities

Anchor Bank.  Anchor Bank has one wholly-owned subsidiary, Anchor Financial Services, Inc., that is currently inactive.   At June 30, 2011, Anchor Bank’s equity investment in Anchor Financial Services, Inc. was $303,000.

Competition

Anchor Bank operates in an intensely competitive market for the attraction of deposits (generally its primary source of lendable funds) and in the origination of loans.  Historically, its most direct competition for deposits has come from large commercial banks, thrift institutions and credit unions in its primary market area.  In times of high interest rates, Anchor Bank experiences additional significant competition for investors' funds from short-term money market securities and other corporate and government securities.  Anchor Bank's competition for loans comes principally from mortgage bankers, commercial banks and other thrift institutions.  Such competition for deposits and the origination of loans may limit Anchor Bank's future growth and earnings prospects.

Natural Disasters

Grays Harbor, Thurston, Lewis, Pierce, Mason, Kitsap, Clark and King counties, where substantially all of the real and personal properties securing our loans are located, is an earthquake-prone region.  We have not suffered any losses in the last ten years from earthquake damage to collateral secured loans, which include the July 1999 and February 2001 major earthquakes in the region.  Although we have experienced no losses related to earthquakes, a major earthquake could result in material loss to us in two primary ways.  If an earthquake damages real or personal properties collateralizing outstanding loans to the point of insurable loss, material loss would be suffered to the extent that the properties are uninsured or inadequately insured.  A substantial number of our borrowers do not have insurance which provides for coverage as a result of losses from earthquakes.  Earthquake insurance is generally not required by other lenders in the market area, and as a result in order to remain competitive in the marketplace, we do not require earthquake insurance as a condition of making a loan.  Earthquake insurance is also not always available at a reasonable coverage level and cost because of changing insurance underwriting practices in our market area resulting from past earthquake activity and the likelihood of future earthquake activity in the region.  In addition, if the collateralized properties are only damaged and not destroyed to the point of total insurable loss, borrowers may suffer sustained job interruptions or job loss, which may materially impair their ability to meet the terms of their loan obligations.  While risk of credit loss can be insured against by, for example, job interruption insurance or “umbrella” insurance policies, such forms of insurance often are beyond the financial means of many individuals.  Accordingly, for most individuals, sustained job interruption or job loss would likely result in financial hardship that could lead to delinquency in their financial obligations or even bankruptcy.  Accordingly, no assurances can be given that a major earthquake in our primary market area will not result in material losses to us.

Employees

At June 30, 2011, we had 138 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  We consider our employee relations to be good.

Executive Officers.  The following table sets forth information regarding the executive officers of the Company and the Bank.

	Age at
	June 30,	Position
Name	2011	Company	Bank

Jerald L. Shaw	65	President and Chief Executive Officer	President and Chief Executive Officer
Terri L. Degner	48	Chief Financial Officer	Chief Financial Officer
Gregory H. Schultz	57	Executive Vice President	Executive Vice President and Chief Lending Officer

Biographical Information.  The following is a description of the principal occupation and employment of the executive officers of the Company and the Bank during at least the past five years:

Jerald L. Shaw is the President and Chief Executive Officer of Anchor Bank, positions he has held since July 2006.  He has also served in those capacities for Anchor Bancorp since its formation in September 2008.  Prior to serving as President and Chief Executive Officer, he served as Chief Operating Officer from 2004 to 2006 and as Chief Financial Officer from 1988 to 2002.  Prior to that, he served Anchor Bank and its predecessor, Aberdeen Federal Savings and Loan Association, in a variety of capacities since 1976.   Mr. Shaw has been with Anchor Bank and its predecessor, Aberdeen Federal Savings and Loan Association, since 1976.  Prior to that time, Mr. Shaw piloted C-130 aircraft for the U.S. Air Force, including combat missions during the Vietnam War.  Having performed or directly supervised virtually every position at Anchor Bank, he has extensive knowledge of our operations.  He is a distinguished graduate of the School for Executive Development of the U.S. League of Savings Institution at the University of Washington.  He has also attended asset-liability management training, directors’ colleges, and other banking-related training.  He is an active in the Thurston County Chamber of Commerce and American Bankers Association, and is a board member of the Washington Financial League.  Mr. Shaw is on the Aberdeen Rotary Club and the Aberdeen Lions Club, and volunteers for Habitat for Humanity.

Terri L. Degner is the Executive Vice President, Chief Financial Officer and Treasurer of Anchor Bank, positions she has held since 2004.  She has also served in those capacities for Anchor Bancorp since its formation in September 2008.  Prior to serving as Executive Vice President, Chief Financial Officer and Treasurer, Ms. Degner has served Anchor Bank in a variety of capacities since 1990, including as Senior Vice President and Controller from 1994 to 2004.  Ms. Degner has been in banking since high school.  She has worked in multiple lending positions in various size institutions.  Since 1990, she has held a variety of positions in the finance area of Anchor Bank.  Ms. Degner demonstrated her determination to succeed when she worked full time in Anchor’s Accounting Department and commuted 60 miles to evening classes at St. Martin’s College where she received her Bachelor’s Degree in Accounting.  At the same time she worked full days and met all expectations for performance.  In 2000, she graduated from the Pacific Coast Banking School at the University of Washington in the top 10% of her class and her thesis was published in the University’s library.  She has become the management expert on issues ranging from information technology to asset-liability management.  Ms. Degner also serves on the board of directors and finance committee of NeighborWorks of Grays Harbor.

Gregory H. Schultz, is an Executive Vice President of Anchor Bancorp, a position he has held since January 2011.  Mr. Schultz also is an Executive Vice President and Chief Lending Officer of Anchor Bank,  positions he has held since October 2010 and May 2008, respectively.  Prior to his appointment as Executive Vice President of Anchor Bank, Mr. Schultz had served as Senior Vice President since joining Anchor Bank in February 2008.  In his current capacity, Mr. Schultz serves on many Bank committees, including Chair of the Executive Loan and Problem Asset committees, and  as a member of the Executive Management, Senior Management, Risk Management, ALCO, IT, and Loan Policy committees.  Mr. Schultz has more than 37 years of experience in banking and finance, beginning as a collector in 1974 with a subsidiary of Bank of America.  His career includes three years in consumer lending, four years in the thrift industry, and 30 years in community and regional commercial banking, working in Utah, Idaho, Nevada and Washington. Prior to joining Anchor Bank in February 2008, Mr. Schultz was the Senior Commercial Lending Officer for Silverstate Bank from May 2007 through January 2008, and was previously employed by Community Bank of Nevada for ten years in a variety of positions, including most recently as Chief Lending Officer.  Mr. Schultz earned an Associate of Arts Degree in Speech and Drama from Treasure Valley Community College and has extensive training in most aspects of banking including accounting, credit, law, sales, marketing, valuation, management and administration.  Mr. Schultz also participates as a volunteer for charitable organizations, including Relay for Life and Rebuilding Together, and participates in community fund raising activities for Habitat for Humanity, the Kiwanis Club and the Chamber of Commerce.

How We Are Regulated

The following is a brief description of certain laws and regulations which are applicable to Anchor Bancorp and Anchor Bank. Legislation is introduced from time to time in the United States Congress that may affect the operations of Anchor Bancorp and Anchor Bank.  In addition, the regulations governing us may be amended from time to time by the respective regulators.  Any such legislation or regulatory changes in the future could adversely affect us.  We cannot predict whether any such changes may occur.

Anchor Bancorp is registered as a bank holding company under the Bank Holding Company Act and is subject to regulation and supervision by the Federal Reserve Board and the DFI.  Anchor Bancorp is also be required to file annually a report of operations with, and is subject to examination by, the Federal Reserve Board and the DFI.  This regulation and oversight is generally intended to ensure that Anchor Bancorp limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of Anchor Bank.

Regulation and Supervision of Anchor Bank

New Legislation.  On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

●
Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts.  Smaller financial institutions, including Anchor Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

●
Require the federal banking regulators to seek to make their capital requirements countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

●	Provide for new disclosure and other requirements relating to executive compensation and corporate governance.

●
Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions

●
Effective July 21, 2011, repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

●
Require all depository institution holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on  Anchor Bancorp and the financial services industry more generally.  The elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending our competitors’ responses.  Provisions in the legislation that require revisions to the capital requirements of Anchor and Anchor Bank could require Anchor and Anchor Bank to seek additional sources of capital in the future.

General.  As a state-chartered savings bank, Anchor Bank is subject to applicable provisions of Washington law and regulations of the DFI.  State law and regulations govern Anchor Bank’s ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices.  Under state law, savings banks in Washington also generally have all of the powers that federal savings banks have under federal laws and regulations.  Anchor Bank is subject to periodic examination and reporting requirements by and of the DFI.

Insurance of Accounts and Regulation by the FDIC.  Anchor Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. Deposits are insured up to the applicable limits by the FDIC, backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

In connection with the Order, the FDIC has notified Anchor Bank that it may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FDIC. In addition, Anchor Bank may not make indemnification and severance payments without complying with certain statutory restrictions, including prior written approval of the FDIC.  For additional information, see “– Corporate Developments.”

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed a special assessment of five basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regularly quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC has adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with deposit growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely.  We were exempt from the three year prepaid assessment.

As required by the Dodd-Frank Act, the FDIC adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution's total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion will be assigned to a Risk

Category as described above and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, nine to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not yet announced how it will implement this offset.  In addition to the statutory minimum ratio the FDIC must designate a reserve ratio, known as the designated reserve ratio (“DRR”), which may exceed the statutory minimum.  The FDIC has established 2.0% as the DRR.  In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to fund the costs of failed thrifts in the 1980s. For the quarterly period ended June 30, 2011, the Financing Corporation assessment equaled 1.00 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.

Under the Dodd-Frank Act, beginning on January 1, 2011, all non-interest bearing transaction accounts and IOLTA accounts qualify for unlimited deposit insurance by the FDIC through December 31, 2012.  NOW accounts, which were previously fully insured under the Transaction Account Guarantee Program, are no longer eligible for an unlimited guarantee due to the expiration of this program on December 31, 2010.  NOW accounts, along with all other deposits maintained at Anchor Bank, are now insured by the FDIC up to $250,000 per account owner.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF.  The FDIC also has the authority to take enforcement actions against banks and savings associations.

Federally insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the quarterly period ended June 30, 2011, the Financing Corporation assessment equaled 1.00 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.  For 2011, the Bank did not incur any FICO assessments.

The Dodd-Frank Act contains a number of provisions that will affect the capital requirements applicable to  Anchor Bancorp and Anchor Bank. In addition, on September 12, 2010, the Basel Committee adopted the Basel III capital rules. These rules, which will be phased in over a period of years, set new standards for common equity, tier 1 and total capital, determined on a risk-weighted basis. The impact on  Anchor Bancorp and Anchor Bank of the Basel III rules cannot be determined at this time. For additional information, see “– Capital Requirements – Possible Changes to Capital Requirements Resulting from Basel III” set forth below.

A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Anchor Bank.  There can be no prediction as to what insurance assessment rates will be in the future.  Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  Management of Anchor Bank is not aware of any practice, condition or violation that might lead to termination of Anchor Bank’s deposit insurance.

The FDIC may terminate the deposit insurance of any insured depository institution, including Anchor Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution meets certain criteria.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  We are not aware of any practice, condition or violation that might lead to termination of Anchor Bank’s deposit insurance.

Prompt Corrective Action.  Federal statutes establish a supervisory framework based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors.  The federal banking agencies have adopted regulations that implement this statutory framework.  Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level.  In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4%, and a leverage ratio of not less than 4%.  An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized.  Failure by institutions to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator.  Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

At June 30, 2011, Anchor Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  Although we were “well capitalized” at June 30, 2011 based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, we are no longer regarded as “well capitalized” for federal regulatory purposes as a result of the deficiencies cited in the Order.  As a result of this reclassification, our borrowing costs and terms from the Federal Reserve and the FHLB, as well as our FDIC deposit insurance premiums, increased.

Capital Requirements.  Federally insured savings institutions, such as Anchor Bank, are required to maintain a minimum level of regulatory capital.  FDIC regulations recognize two types, or tiers, of capital: core (“Tier 1”) capital and supplementary (“Tier 2”) capital.  Tier 1 capital generally includes common shareholders’ equity and noncumulative perpetual preferred stock, less most intangible assets.  Tier 2 capital, which is limited to 100 percent of Tier 1 capital for risk-based capital purposes (after any deductions for disallowed intangibles and disallowed deferred tax assets), includes such items as qualifying general loan loss reserves (up to 1.25% of risk-weighted assets), cumulative perpetual preferred stock, long-term preferred stock (original maturity of at least 20 years), certain perpetual preferred stock, hybrid capital instruments including mandatory convertible debt, term subordinated debt, intermediate-term preferred stock (original average maturity of at least five years) and net unrealized holding gains on equity securities (subject to certain limitations); provided, however, the amount of term subordinated debt and intermediate term preferred stock that may be included in Tier 2 capital for risk-based capital purposes is limited to 50.0% of Tier 1 capital.

The FDIC currently measures an institution’s capital using a leverage limit together with certain risk-based ratios.  The FDIC’s minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets.  Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets.  At June 30,

2011, Anchor Bank had a Tier 1 leverage capital ratio of 10.7%.  The FDIC retains the right to require a particular institution to maintain a higher capital level based on its particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.  Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%.  In evaluating the adequacy of a bank’s capital, the FDIC may also consider other factors that may affect a bank’s financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management’s ability to monitor and control financial operating risks.

The DFI requires that net worth equal at least five percent of total assets.  At June 30, 2011, Anchor Bank had Tier 1 risk-based capital of 15.9%.

The table below sets forth Anchor Bank’s capital position under the prompt corrective action regulations of the FDIC at June 30, 2011 and 2010 and the requirements pursuant to the Order. The Bank’s Tier 1 capital ratio was 15.8% and our total risk-based capital ratio was 17.1% at June 30, 2011, which exceeded the requirements of the Order of 10% and 12%, respectively.
	At June 30,
	2011		2010
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Bank equity capital under GAAP	$57,452		$44,670

Total risk-based capital	$57,812	17.1%	$47,232	11.8%
Total risk-based capital requirement	27,085	8.0	32,050	8.0
Excess	$30,727	9.1%	$15,182	3.8%

Tier 1 risk-based capital	$53,543	15.8%	$42,184	10.5%
Tier 1 risk-based capital requirement	13,543	4.0	16,025	4.0
Excess	$40,000	11.8%	$26,159	6.5%

Tier 1 leverage capital	$53,543	10.7%	$42,184	7.6%
Tier 1 leverage capital requirement	20,093	4.0	22,200	4.0
Excess	$33,450	6.7%	$19,984	3.6%

Pursuant to minimum capital requirements of the FDIC, the Bank is required to maintain a leverage ratio (capital to assets ratio) of 4% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively.  The Order requires the Bank to maintain Tier 1 capital and total risk-based capital ratios at a minimum of 10% and 12%, respectively.  As of June 30, 2011 and  2010, the Bank was classified as an “adequately capitalized” institution under the criteria established by the FDIC.

Anchor Bank’s management believes that, under the current regulations, Anchor Bank will continue to meet its minimum capital requirements in the foreseeable future.  However, events beyond the control of Anchor Bank, such as a downturn in the economy in areas where it has most of its loans, could adversely affect future earnings and, consequently, the ability of Anchor Bank to meet its capital requirements.

Possible Changes to Capital Requirements Resulting from Basel III. In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III.”  Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including Anchor Bank.

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

●	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.

●	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.

●	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period.

●	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

●	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

●	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

●	Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.

●
For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator.  A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector.   The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and net stable funding ratio (“NSFR”).  The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario.  The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon.  Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

Federal Home Loan Bank System.  Anchor Bank is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  See “Business – Deposit Activities and Other Sources of Funds – Borrowings.”

As a member, Anchor Bank is required to purchase and maintain stock in the FHLB of Seattle.  At June 30, 2011, Anchor Bank had $6.5 million in FHLB stock, which was in compliance with this requirement.  Anchor Bank did not receive any dividends from the FHLB of Seattle for the year ended June 30, 2011. Subsequent to December 31, 2008, the FHLB of Seattle announced that it was below its regulatory risk-based capital requirement and it is now precluded from paying dividends or repurchasing capital stock. The FHLB of Seattle is not anticipated to resume dividend payments until its financial results improve. The FHLB of Seattle has not indicated when dividend payments may resume.

The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future.  A reduction in value of Anchor Bank's FHLB stock may result in a corresponding reduction in its capital.

Standards for Safety and Soundness.  The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities.  The information security program also must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of customer and consumer information.  Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems.  If the FDIC determines that Anchor Bank fails to meet any standard prescribed by the guidelines, it may require Anchor Bank to submit an acceptable plan to achieve compliance with the standard.  FDIC regulations establish deadlines for the submission and review of such safety and soundness compliance plans.  Management of Anchor Bank is not aware of any conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

Real Estate Lending Standards. FDIC regulations require Anchor Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans.  These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements.  Anchor Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions.  Anchor Bank’s Board of Directors is required to review and approve Anchor Bank’s standards at least annually.  The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans.  Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multifamily or other non-one-to-four-family residential properties should not exceed 30% of total capital.  Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Anchor Bank’s records and reported at least quarterly to Anchor Bank’s Board of Directors.  Anchor Bank is in compliance with the record and reporting requirements.  As of June 30, 2011, Anchor Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were 5.78% and Anchor Bank’s loans on commercial, agricultural, multifamily or other non-one-to-four-family residential properties in excess of  the supervisory loan-to-value ratios were 2.66%.  Based on strong risk management practices, Anchor Bank has consistently operated above the aggregate 100% of capital guideline limit since these standards were imposed.

Activities and Investments of Insured State-Chartered Financial Institutions.  Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks.  An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in a subsidiary, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (3) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, directors’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (4) acquiring or retaining the voting shares of a depository institution owned by another FDIC-insured institution if certain requirements are met.

Washington State has enacted a law regarding financial institution parity.  Primarily, the law affords Washington-chartered commercial banks the same powers as Washington-chartered savings banks.  In order for a bank to exercise these powers, it must provide 30 days notice to the Director of Financial Institutions and the Director must authorize the requested activity.  In addition, the law provides that Washington-chartered savings banks may exercise any of the powers of Washington-chartered commercial banks, national banks and federally-chartered savings banks, subject to the approval of the Director in certain situations.  Finally, the law provides additional flexibility for Washington-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit.  Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

Environmental Issues Associated With Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) is a federal statute that generally imposes strict liability on, all prior and present “owners and operators” of sites containing hazardous waste.  However, Congress asked to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.

To the extent that legal uncertainty exists in this area, all creditors, including Anchor Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Federal Reserve System.  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank.  As of June 30, 2011, Anchor Bank’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

Affiliate Transactions.  Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies.  Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act and between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of the bank subsidiary’s capital and surplus and, with respect to the parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus.  Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Community Reinvestment Act.  Banks are also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods.  The regulatory agency’s assessment of the bank’s record is made available to the public.  Further, a bank’s CRA performance must be considered in connection with a bank’s application to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.  Anchor Bank received a “satisfactory” rating during its most recent examination.

Dividends. The amount of dividends payable by Anchor Bank to Anchor Bancorp depends upon Anchor Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies.  According to Washington law, Anchor Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI.  Dividends on Anchor Bank’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of Anchor Bank, without the approval of the Director of the DFI.

The amount of dividends actually paid during any one period is strongly affected by Anchor Bank’s policy of maintaining a strong capital position.  Federal law further provides that no insured depository institution may pay a cash dividend if it would cause the institution to be “undercapitalized,” as defined in the prompt corrective action regulations.  Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice.

Under the Order, Anchor Bank is not be able to pay dividends to Anchor Bancorp without the prior approval of the DFI and the FDIC.  In addition, our strategic business plan filed with in connection with the Order contemplates no payment of dividends throughout the three-year period covered by the plan and we do not expect to be permitted to pay dividends as long as the Order remains in effect. In addition, we are restricted by the FDIC from making any distributions to stockholders that represent a return of capital without the written non-objection of the FDIC Regional Director.

Other Consumer Protection Laws and Regulations.  Anchor Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers.  While the list set forth below is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services.  Failure to comply with these laws and regulations can subject Anchor Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

Regulation and Supervision of Anchor Bancorp

       General.  Anchor Bancorp is a bank holding company registered with the Federal Reserve and the sole shareholder of Anchor Bank.  Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  As a bank holding company, Anchor Bancorp is required to file quarterly reports with the Federal Reserve and any additional information required by the Federal Reserve and will be subject to regular examinations by the Federal Reserve.  The Federal Reserve also has extensive enforcement authority over bank holding companies, including the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries).  In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

The Bank Holding Company Act.  Under the Bank Holding Company Act, Anchor Bancorp is supervised by the Federal Reserve.  The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, the Federal Reserve provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

Anchor Bancorp and any subsidiaries that it may control are considered “affiliates” within the meaning of the Federal Reserve Act, and transactions between its bank subsidiary and affiliates are subject to numerous restrictions.  With some exceptions, Anchor Bancorp and its subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by Anchor Bancorp, or its affiliates.

Sarbanes-Oxley Act of 2002.  As a public company, Anchor Bancorp is subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing.  The Sarbanes-Oxley Act was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with various accounting scandals.  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and corporate governance rules and required the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a Board of Directors and management and between a Board of Directors and its committees.

Acquisitions.  The Bank Holding Company Act prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.  Under the Bank Holding Company Act, the Federal Reserve may approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto.  These activities include: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

Interstate Banking.  The Federal Reserve must approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company's home state, without regard to whether the transaction is prohibited by the laws of any state.  The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the law of the host state.  Nor may the Federal Reserve approve an application if the applicant controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch.  Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies.  Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

The federal banking agencies are authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state, unless the home state of one of the banks adopted a law prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks.  Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions.  Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

Regulatory Capital Requirements.  The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act.  The Federal Reserve Board’s capital adequacy guidelines for Anchor Bancorp, on a consolidated basis, are similar to those imposed on Anchor Bank by the FDIC.  See “– Regulation and Supervision of Anchor Bank – Capital Requirements.”

Restrictions on Dividends.  Anchor Bancorp’s ability to declare and pay dividends may depend in part on dividends received from Anchor Bank.  The Revised Code of Washington regulates the distribution of dividends by savings banks and states, in part, that dividends may be declared and paid out of accumulated net earnings, provided that the bank continues to meet its surplus requirements.  In addition, dividends may not be declared or paid if Anchor Bank is in default in payment of any assessment due the FDIC.

A Federal Reserve Board policy statement on the payment of cash dividends states that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition.  The Federal Reserve Board also has indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

Stock Repurchases.  Bank holding companies, except for certain “well-capitalized” and highly rated bank holding companies, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth.  The Federal Reserve may disapprove a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

TAXATION

Federal Taxation

General. Anchor Bancorp and Anchor Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Anchor Bancorp or Anchor Bank. Anchor Bank’s federal income tax returns have never been audited.

Anchor Bancorp files a consolidated federal income tax return with Anchor Bank. Any cash distributions made by Anchor Bancorp to its shareholders would be considered to be taxable dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

Method of Accounting. For federal income tax purposes, Anchor Bank currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on June 30 for filing its federal income tax return.

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income.  The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997.

Corporate Dividends-Received Deduction. Anchor Bancorp may eliminate from its income dividends received from Anchor Bank as a wholly-owned subsidiary of Anchor Bancorp if it elects to file a consolidated return with Anchor Bank.  The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend.  Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

Washington Taxation

Anchor Bank is subject to a business and occupation tax imposed under Washington law at the rate of 1.8% of gross receipts.  Interest received on loans secured by mortgages or deeds of trust on residential properties and certain investment securities are exempt from this tax.

Item 1A.  Risk Factors.

An investment in our common stock involves various risks which are particular to Anchor Bancorp, our industry, and our market area.  Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included in this report.  In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.  The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

Risks Related to Our Business

We are subject to increased regulatory scrutiny and are subject to certain business limitations. Further, we may be subject to more severe future regulatory enforcement actions if our financial condition or performance weakens further.

Primarily because of its increased level of non-performing assets, on August 12, 2009, Anchor Bank became subject to the Order, issued with its consent, by the FDIC and DFI because they had reason to believe that Anchor Bank had engaged in unsafe and unsound banking practices and violations of law and/or regulations.  The Order is a formal corrective action pursuant to which Anchor Bank has agreed to take certain measures in the areas of capital, loan loss allowance determination, risk management, liquidity management, board oversight and monitoring of compliance, and imposes certain operating restrictions on Anchor Bank.  The Order will remain in effect until modified or terminated by the FDIC and DFI.  See Item 1., “Business – Corporate Developments” for a more detailed discussion of the Order.

If the FDIC or DFI were to determine that Anchor Bank was not in compliance with the Order, it would have available various remedies, including among others, the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to remove officers and/or directors, to assess civil monetary penalties or to enforce the Order through court proceedings.

Management has been taking action and implementing programs to comply with the requirements of the Order.  Anchor Bank believes that as of June 30, 2011, it was in compliance with the requirements set forth in the Order, other than the requirement to reduce classified assets to 30% of capital.  At June 30, 2011, classified assets were 22.8% of capital.  Compliance with the Order, however, is subject to a determination by the FDIC and DFI.  The FDIC or DFI may determine, in its sole discretion, that we have not addressed the issues raised by the Order satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions taken by it.  Such enforcement actions could involve penalties or limitations on our business and negatively affect our ability to implement our business plan, the value of our common stock as well as our financial condition and results of operations.

Financial reform legislation enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).  This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months.  These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations. In addition, the banking regulators are required to seek to make capital requirements for banks and bank holding companies, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us.  For example, the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor and non-interest-bearing transaction accounts and IOLTA accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Financial institutions with $10 billion or less in assets, such as Anchor Bank, will continue to be examined for compliance with the consumer laws by their primary bank regulators.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks.  However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.  Any additional changes in our regulation and oversight, whether in the form of new laws, rules and regulations could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

The current economic recession in the market areas we serve may continue to adversely impact our earnings and could increase the credit risk associated with our loan portfolio.

Substantially all of our loans are to businesses and individuals in the states of Washington and Oregon.  A continuing decline in the economies of the six counties in which we operate, including the Portland, Oregon metropolitan area, which we consider to be our primary market areas could have a material adverse effect on our business, financial condition, results of operations and prospects.  In particular, Washington and Oregon have experienced substantial home price declines and increased foreclosures and have experienced above average unemployment rates.

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

●	loan delinquencies, problem assets and foreclosures may increase;
●	demand for our products and services may decline possibly resulting in a decrease in our total loans or assets;

●	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans; and
●	the amount of our low-cost or noninterest bearing deposits may decrease.

Our business may be adversely affected by credit risk associated with residential property.

At June 30, 2011, $97.1 million, or 29.1% of our total loan portfolio, was secured by one-to-four single-family residential real property. This type of lending is generally sensitive to regional and local economic conditions that may significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Washington housing market has reduced the value of the real estate collateral securing the majority of our loans and increased the risk that we would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and the sales prices, coupled with the recent recession and the associated increases in unemployment, may result in higher loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in our deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations. These declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because either we originated the loan with a relatively high combined loan-to-value ratio or because of the decline in home values in our market areas.  Residential loans with combined higher loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses.  See Item 1., “Business  – Lending Activities –  One- to Four-Family Residential Real Estate Lending.”

Our loan portfolio is concentrated in loans with a higher risk of loss.

We originate construction and land loans, commercial and multi-family mortgage loans, commercial business loans, consumer loans, as well as residential mortgage loans primarily within our market areas.  Generally, these types of loans, other than the residential mortgage loans, have a higher risk of loss than the residential mortgage loans.  At June 30, 2011, we had $236.2 million outstanding in these types of higher risk loans, a decrease of $58.1 million compared to $294.3 million outstanding at June 30, 2010.  For the year ended June 30, 2011, loans delinquent 30 days or more, including non-performing loans, decreased to $26.0 million, of which $3.6 million was in one-to-four family residential construction loans and $4.4 million was in other construction and land development loans.   For the comparable period in 2010, we had $28.5 million loans that were delinquent 30 days or more, including non-performing loans, which included $6.7 million in one-to-four family residential construction loans and $10.5 million in other construction and land development loans.   At June 30, 2011, delinquent loans represented 7.8% of total loans, including construction loans which represented 2.3% of total loans.  For the comparable period in 2010, delinquent loans represented 7.0% of total loans, including construction loans which represented 4.2% of total loans.  These loans have greater credit risk than residential real estate loans for a number of reasons, including those described below:

Construction and Land Loans. At June 30, 2011, we had $11.7 million or 3.5% of total loans in construction loans, including $2.1 million, net of loans in process, of land acquisition and development loans to three builders.  In addition, we had $6.7 million of land loans to individuals at June 30, 2011. During the year ended June 30, 2007, we significantly increased our origination of construction and land acquisition and development loans to builders.  Since 2008, and as required by the Order, we have significantly decreased our origination of construction and land acquisition and development loans to builders.  Most of our construction loans relate to the construction of single family residences.  At June 30, 2011, $4.0 million of our construction loans were to builders for speculative construction loans.  Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of origination. All of our construction loan portfolio consists of loans requiring interest only payments, of which a $2.8 million construction loan was relying on an interest reserve to make required payments.  This loan has matured, on non-

accrual status and is subject to a workout agreement. Interest reserves are a means through which a lender builds in, as a part of the loan approval, the amount of the monthly interest for a specified period of time.

These loan types exposes us to a greater risk of non-payment and loss than residential mortgage loans because construction and land lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to independently repay principal and interest.  In addition, many borrowers of these types of loans have more than one loan outstanding with us so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss. Included within the construction loan portfolio are a substantial number of loans referred through a broker relationship from the Portland, Oregon metropolitan area, secured by first lien construction deeds of trust on speculative residential construction loans for both attached and detached housing units, as well as residential land acquisition and development loans located in the greater Portland metropolitan area.  Many of these loans were originated utilizing our prior underwriting guidelines that focused heavily on the value of the collateral securing the loan, with less emphasis placed on the borrower's debt servicing capacity or other credit factors. As a result, much of the increase in our non-performing assets since 2007 was related to these construction loans and we ceased working with this broker. At June 30, 2011, $5.5 million of our total construction loans had been originated through this broker of which $1.3 million were included in our $11.0 million of non-accruing loans at that date. For more information about the credit risk we face with respect to these types of loans, see Item 1., “Business – Lending Activities – Construction and Land Loans.”

Commercial and Multi-family Mortgage Loans.  These loans typically involve higher principal amounts than other types of loans. Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  This risk is exacerbated in this current environment.  As required by the Order, we also are implementing a plan to reduce the balance of these loans.  At June 30, 2011, we had $148.6 million or 44.6% of total loans in commercial and multi-family mortgage loans.  For more information about the credit risk we face with respect to these types of loans, see Item 1., “Business – Lending Activities – Commercial and Multi-Family Real Estate Lending.”

Commercial Business Loans. At June 30, 2011, we had $17.3 million or 5.2% of total loans in commercial business loans, however, we are currently planning on expanding our commercial business lending, subject to market conditions.  Commercial business  lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrower's cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower.  For more information about the credit risk we face with respect to these types of loans, see Item 1., “Business  – Lending Activities – Commercial Business Lending.”

Consumer Loans.  We make secured and unsecured consumer loans.  Our secured consumer loans are collateralized with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that

can be recovered on these loans.   At June 30, 2011, we had $52.0 million or 15.6% of total loans in consumer loans.  Of this amount, $35.7 million were in home equity loans, some of which are loans in amounts for up to 100% of collateral value.  For more information about the credit risk, we face with respect to these types of loans, see “Our business may be adversely affected by credit risk associated with residential property,” above and Item 1., “Business – Lending Activities – Consumer Lending.”

Our loan portfolio possesses increased risk as the result of subprime loans.

As of June 30, 2011, we held in our loan portfolio $8.7 million in one- to four-family mortgage loans (all of which were fixed rate), $1.0 million of automobile loans (all of which were fixed rate), $3.1 million of home equity loans (of which $2.5 million were fixed rate) and $300,000 of other types of consumer loans (all of which were fixed rate), which are considered “subprime” by federal banking regulators.  The aggregate amount of loans considered subprime at June 30, 2011 was $13.0 million or 3.9% of our total loan portfolio. In exchange for the additional lender risk associated with these loans, these borrowers generally are required to pay a higher interest rate, and depending on the severity of the credit history, a lower loan-to-value ratio may be required than for a conforming loan borrower. At the time of loan origination, our subprime borrowers had an average Fair Isaac and Company, Incorporated, or FICO, credit score of 622 and a weighted average loan-to-value ratio of 63%, which may be significantly understated if current market values are used. A FICO score is a principal measure of credit quality and is one of the significant criteria we rely upon in our underwriting. Generally, a FICO score of 660 or higher indicates the borrower has an acceptable credit reputation. At June 30, 2011, $80,000 of our subprime loans was categorized as non-performing assets and all of these loans were categorized as nonaccrual. Subprime loans are generally considered to have an increased risk of delinquency and foreclosure than do conforming loans, especially when adjustable rate loans adjust to a higher interest rate.  We had not experienced such increased delinquencies or foreclosures at June 30, 2011, however, our subprime loan portfolio will be adversely affected in the event of a further downturn in regional or national economic conditions. In addition, we may not recover funds in an amount equal to any remaining loan balance. Consequently, we could sustain loan losses and potentially incur a higher provision for loan loss expense.

Our concentration in non-owner occupied residential real estate loans may expose us to increased credit risk.

At June 30, 2011, $20.2 million, or 21.3% of our residential mortgage loan portfolio and 6.1% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At June 30, 2011, we had 16 non-owner occupied residential loan relationships, with aggregate outstanding balances of $14.0 million, of which eight loan relationships had an aggregate outstanding balance over $500,000. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.  At June 30, 2011, all of our non-owner occupied residential mortgage loans were complying with their loan repayment terms, except for seven loans which totaled $1.1 million at that date.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending.  Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial  real estate related entities, represent 300% or more of total capital.  The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.  Our total non-owner occupied commercial real estate loans were $144.3 million or 246.5% of total capital at June 30, 2011 compared to $178.2 million or 377.4% of total capital at June 30, 2010.  While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio, which could adversely affect our results of operations and regulatory capital.

For the year ended June 30, 2011 we recorded a provision for loan losses of $8.1 million compared to $2.6 million for the year ended June 30, 2010.  We also recorded net loan charge-offs of $17.6 million for the year ended June 30, 2011 compared to $10.3 million for the comparable period in 2010.  Since 2007 we have experienced significant loan delinquencies and credit losses.  At June 30, 2011, our total non-performing assets had decreased to $26.9 million compared to $35.2 million at June 30, 2010.  Slower sales and excess inventory in the housing market has been the primary cause our delinquencies and foreclosures, as residential construction and land development loans represented approximately 25.7% of our non-performing assets at June 30, 2011. We have extended $2.7 million in construction loans that were otherwise due to permit completion of the project or to provide the borrower additional time to market the underlying collateral.  Most of these loans mature within 24 months.  To the extent these loans are not further extended or the borrower cannot otherwise refinance with a third party lender our non-performing assets may increase further.  Further, our portfolio is concentrated in construction loans and commercial and multi-family loans, all of which have a higher risk of loss than residential mortgage loans.  See “– Our loan portfolio is concentrated in loans with a higher risk of loss” above.  While construction loans, which includes land acquisition and development loans, represented 3.5% of our total loan portfolio at June 30, 2011 they represented 26.0% of our non-performing assets at that date.  This compares to construction loans representing 9.0% of our total loan portfolio and 42.0% of our non-performing assets at June 30, 2010.

If current trends in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses.  Moreover, until economic conditions improve, we expect that we will continue to experience significantly higher than normal delinquencies and credit losses.  As a result, we could be required to make further increases in our provision for loan losses to increase our allowance for loan losses.  Our allowance for loan losses was 2.2% of total loans held for investment and 51.1% of non-performing loans at June 30, 2011. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.  See Item 1., “Business – Asset Quality – Allowance for Loan Losses.”

In addition, Western Washington and the Portland, Oregon metropolitan area, where substantially all of the real and personal property securing our loans is located, is an earthquake-prone region.  A major earthquake could result in our significantly increasing our allowance for loan losses resulting in material losses to us, although we have not experienced any losses in the past ten years as a result of earthquake damage to collateral securing loans. See Item 1., “Business – Natural Disasters.”

The maturity and repricing characteristics of our assets and liabilities are mismatched and subject us to interest rate risk which could adversely affect our results of operations and financial condition.

Our financial condition and results of operations are influenced significantly by general economic conditions, including the absolute level of interest rates, as well as changes in interest rates and the slope of the yield curve.  Our profitably is dependent to a large extent on our net interest income, which is the difference between the interest received from our interest-earning assets and the interest expense incurred on our interest-bearing liabilities.  Significant changes in market interest rates or errors or misjudgments in our interest rate risk management procedures could have a material adverse effect on our results of operations and financial condition.

Our activities, like other financial institutions, inherently involve the assumption of interest rate risk.  Interest rate risk is the risk that changes in market interest rates will have an adverse impact on our financial condition and results of operations.  Interest rate risk is determined by the maturity and repricing characteristics of our assets, liabilities and off-balance sheet contracts.  Interest rate risk is measured by the variability of financial performance and economic value resulting from changes in interest rates.  Interest rate risk is the primary market risk affecting our financial performance.

We believe that the greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for our rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch, or “gap,” is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest- earning assets.  Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.

Our primary monitoring tool for assessing interest rate risk is asset/liability simulation modeling, which is designed to capture the dynamics of balance sheet, interest rate and spread movements and to quantify variations in net interest income and net market value of equity resulting from those movements under different rate environments.  We update and prepare our simulation modeling at least quarterly for review by senior management and our directors.  We believe the data and assumptions are realistic representations of our portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of our net interest income and net market value of our equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used and, as a result, our interest rate risk management strategies may prove to be inadequate.

Decreases in noninterest income could adversely affect our profitability and if we cannot generate and increase our income our stock price may be adversely affected.

Our net income has decreased steadily in recent years. We also face significant challenges that will hinder our ability to generate competitive returns. Our most significant challenge has been our low interest rate spread and margin during recent periods. As a result, we have become even more reliant on our noninterest income in order to generate net income. While we have identified various strategic initiatives that we will pursue in our efforts to overcome these  challenges and improve earnings,, our strategic initiatives may not succeed in generating and increasing income. If we are unable to generate or increase income, our stock price may be adversely affected. For a description of our strategic initiatives to improve earnings, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Strategy.”

In addition, we originate and sell residential mortgage loans. Changes in interest rates affect demand for our residential loan products and the revenue realized on the sale of loans. A decrease in the volume of loans sold can decrease our revenues and net income.  Further, recent regulatory changes to the rules for overdraft fees for debit transactions and interchange fees could reduce our fee income which would result in a reduction of our noninterest income.

Increases in deposit insurance premiums and special FDIC assessments will hurt our earnings.

FDIC insurance premiums increased significantly in 2009 and we may pay higher FDIC premiums in the future.

The Dodd-Frank Act established 1.35% as the minimum reserve ratio.  The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the minimum reserve ratio to 1.35% from the former minimum of 1.15%.  The FDIC has not announced how it will implement this offset.  In addition to the statutory minimum ratio, the FDIC must set a designated reserve ratio or DRR, which may exceed the statutory minimum.  The FDIC has set 2.0% as the DRR.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution's total assets minus its tangible equity instead of its deposits.  While our FDIC insurance premiums initially will be reduced by these regulations, it is possible that our future insurance premiums will increase under the final regulations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the Federal Home Loan Bank of Seattle (“FHLB”) and other borrowings to fund our operations.  At June 30, 2011, we had $85.9 million of FHLB advances outstanding with an additional $38.0 million of available borrowing capacity.  Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington or Oregon markets where our loans are concentrated, or adverse regulatory action against us.  In addition, under the Order our ability to use brokered deposits as a source of liquidity is limited.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our operating margins and profitability would be adversely affected.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  At some point, we may need to raise additional capital to support continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  Accordingly, we may not be able to raise additional capital if needed on terms that are acceptable to us, or at all.  If we cannot raise additional capital when needed, our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected.  In addition, if we are unable to raise additional capital when required by the FDIC and DFI, we may be subject to additional adverse regulatory action. See “– We are subject to increased regulatory scrutiny and are subject to certain business limitations.  Further, we may be subject to more severe future regulatory enforcement actions if our financial condition or performance weakens further.” above.

Our investment in Federal Home Loan Bank stock may become impaired.

At June 30, 2011, we owned $6.5 million in FHLB stock.  As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per applicable accounting standards.  The FHLB has announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency, or the FHFA, its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock. However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities. In addition, on October 25, 2010, the FHLB received a consent order from the FHFA.  Management is currently reviewing the redeemability of the FHLB stock.  The potential impact of the consent order is unknown at this time. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's stockholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business –How We Are Regulated – Regulation and Supervision of Anchor Bank” and “ – Regulation and Supervision of Anchor Bancorp.”  These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things.  For example, a federal rule which took effect on July 1, 2010 prohibits a financial institution from automatically enrolling customers in overdraft protection programs, on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service.  This new rule adversely affected our non-interest income during the second half of 2010 and is likely to continue to adversely affect the results of our operations by reducing the amount of our non-interest income.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property taken in as real estate owned and at certain other times during the assets holding period.  Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (“fair value”). A charge-off is recorded for any excess in the asset’s NBV over its fair value.  If our valuation process is incorrect, the fair value of the investments in real estate may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs. Additional material charge-

offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our real estate owned and may require us to recognize further charge-offs.  Any increase in our charge-offs, as required by the bank regulators, may have a material adverse effect on our financial condition and results of operations.

You may not receive dividends on our common stock.

It is not expected that we will pay cash dividends on our common stock in the near future. Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Our strategic business plan filed with in connection with the Order contemplates no payment of dividends throughout the three-year period covered by the plan and we do not expect to be permitted to pay dividends as long as the Order remains in effect. In addition, the FDIC’s non-objection of the conversion restricts us from making any distributions to stockholders that represent a return of capital without the written non-objection of the FDIC Regional Director. The declaration and payment of future cash dividends will be subject to, among other things, our then current and projected consolidated operating results, financial condition, tax considerations, statutory and regulatory restrictions, future growth plans, general economic conditions, and other factors the board deems relevant.  In addition, we are subject to government regulations that could limit or prevent us from paying dividends on our common stock, including those described under Item 1. “Business-How We Are Regulated”.

Item 2.    Properties

At June 30, 2011, we had one administrative office, 14 full service banking offices and one loan center of which 11 of the locations are owned and eight locations are leased.  At June 30, 2011, the net book value of our investment in premises, equipment and leaseholds was $13.1 million.  The net book value of our data processing and computer equipment at June 30, 2011 was $280,000.

The following table provides a list of our main and branch offices and indicates whether the properties are owned or leased:

Location	Leased or Owned	Lease Expiration Date	Square Footage	Net Book Value at June 30, 2011
				(In Thousands)
ADMINISTRATIVE OFFICE
100 West First Aberdeen, Washington 98520	Owned	--	7,410	2,353
BRANCH OFFICES:
Aberdeen (1) (2) 120 N. Broadway Aberdeen, Washington 98520	Owned	--	17,550	1,326
Centralia (2) 604 S. Tower Centralia, Washington 98531	Owned	--	3,000	684
Chehalis (3) 1601 NW Louisiana Avenue Chehalis, Washington 98532	Leased	4/30/13	683	190
Elma (2) 216 S. Third Street Elma, Washington 98541	Owned	--	2,252	316
Hoquiam 701 Simpson Avenue Hoquiam, Washington 98550	Leased	3/31/12	550	4
Lacey (4) 601 Woodland Square Loop SE Lacey, Washington 98503	Owned	--	13,505	2,105
Martin Way 4250 Martin Way E. Building 4, Suite 107 Olympia, Washington 98516	Leased	6/30/13	1,813	136

(table continued on following page)

Location	Leased or Owned	Lease Expiration Date	Square Footage	Net Book Value at June 30, 2011
				(In Thousands)
Montesano 211-B Pioneer Avenue East Montesano, Washington 98563	Owned	--	2,125	3,150
Ocean Shores (2) 795 Pt. Brown Avenue NW Ocean Shores, Washington 98569	Owned	--	2,550	663
Olympia (2) 2610 Harrison Avenue West Olympia, Washington 98507	Owned	--	1,882	487
Puyallup (3) 16502 Meridian Avenue E, Suite B Puyallup, Washington 98375	Leased	1/31/12	982	153
Shelton (3) 100 E. Wallace Kneeland Boulevard Shelton, Washington 98584	Leased	5/31/13	673	42
Westport (2) 915 N. Montesano Westport, Washington 98595	Owned	--	3,850	1,048
Yelm (3) 17100 State Route 507 SE Yelm, Washington 98597	Leased	7/30/12	577	171
LOAN OFFICES:
Aberdeen 211 E. Market Street Aberdeen, Washington 98520	Owned	--	12,825	186

Aberdeen 215 E. Market Street Aberdeen, Washington 98520	Owned	--	12,000	62
________
(1)   Includes our home branch.
(2)	Drive-up ATM available.
(3)   Wal-Mart locations.
(4)   Includes space leased.

Item 3.        Legal Proceedings

Anchor Bank from time to time is involved in various claims and legal actions arising in the ordinary course of business.  There are currently no matters that in the opinion of management, would have material adverse effect on our consolidated financial position, results of operation, or liquidity.

Item 4.        [Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Stock Market LLC’s Global Market, under the symbol “ANCB.”  As of June 30, 2011, there were 2,550,000 shares of common stock issued and outstanding and we had approximately 285 shareholders of record, excluding persons or entities who hold stock in nominee or “street name” accounts with brokers.  The Company has not paid any dividends to shareholders since its formation.

Stock Repurchases.  The Company had no stock repurchases of its outstanding common stock during the fourth quarter of the year ended June 30, 2011.

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph.  The following graph compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL All Thrift Index.  Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on January 26, 2011.

Total Return Performance
115
110
105
100
95
90
85
Index Value
1/26/11
2/28/11
3/31/11
4/30/11
5/31/11
6/30/11
Anchor Bancorp
NASDAQ Composite
SNL Thrift

	Period Ending
Index	1/26/11	2/28/11	3/31/11	4/30/11	5/31/11	6/3011
Anchor Bancorp	$100.00	$105.60	$107.00	$101.60	$95.10	$92.00
NASDAQ Composite	100.00	101.68	101.71	105.13	103.87	101.67
SNL Thrift Index	100.00	103.46	100.08	99.87	97.96	94.32

Item 6.	Selected Financial Data

The following table sets forth certain information concerning our consolidated financial position and results of operations at and for the dates indicated and have been derived from our audited consolidated financial statements.  The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	At June 30,
	2011	2010	2009	2008	2007
FINANCIAL CONDITION DATA:	(In Thousands)

Total assets	$488,935	$544,829	$652,435	$626,445	$608,696
Investment securities	5,594	6,737	9,337	26,643	29,066
Mortgage-backed securities	40,156	52,077	70,530	51,023	46,921
Loans receivable, net (1)	325,464	389,411	474,957	490,515	476,383
Deposits	339,474	355,788	471,713	389,949	443,354
Federal Home Loan Bank advances	85,900	136,900	129,500	165,165	96,665
Total equity	57,452	44,670	42,914	62,362	60,520

	Year Ended June 30,
OPERATING DATA:	2011	2010	2009	2008	2007
	(In Thousands)

Total interest income	$25,969	$32,503	$37,050	$40,131	$40,872
Total interest expense	8,002	14,650	20,748	22,665	22,203

Net interest income before provision for loan losses	17,967	17,853	16,302	17,466	18,669
Provision for loan losses	8,078	2,615	20,263	3,545	720

Net interest income (loss) after
provision for loan losses	9,889	15,238	(3,961)	13,921	17,949

Noninterest income	5,752	6,807	5,777	5,652	5,813
Noninterest expense	24,461	24,583	24,992	18,789	18,379

Income (loss) before provision (benefit) for income tax	(8,820)	(2,538)	(23,176)	784	5,383
Total benefit for income tax	--	(2,958)	(2,923)	(2)	1,544

Net income (loss)	$(8,820)	$420	$(20,253)	$786	$3,839
___________________
(1)           Net of allowances for loan losses, loans in process and deferred loan fees.

	At June 30,
OTHER DATA:	2011	2010	2009	2008	2007

Number of:
Real estate loans outstanding	2,222	2,463	2,499	2,398	2,235
Deposit accounts	26,837	29,035	31,951	31,613	31,689
Full-service offices	14	16	16	20	20

	At or For the
	Year Ended June 30,
KEY FINANCIAL RATIOS:	2011	2010	2009	2008	2007

Performance Ratios:
Return on assets (1)	(1.72)%	0.07%	(3.02)%	0.13%	0.63%
Return on equity (2)	(16.66)	0.86	(34.70)	1.27	6.65
Equity to total assets ratio (3)	10.32	8.07	8.72	9.90	9.53
Interest rate spread (4)	3.57	3.00	2.17	2.48	2.72
Net interest margin (5)	3.78	3.22	2.58	2.97	3.26
Average interest-earning assets to
average interest-bearing liabilities	112.3	108.5	112.5	112.6	113.9
Efficiency ratio (6)	103.1	99.7	113.2	81.4	75.1
Other operating expenses as a
percent of average total assets	4.8	4.1	3.7	3.0	3.0

Capital Ratios:
Tier I leverage	10.7	7.6	6.2	10.1	10.1
Tier I risk-based	15.8	10.5	8.9	12.6	12.7
Total risk-based	17.1	11.8	10.1	13.6	13.7

Asset Quality Ratios:
Non-accrual and 90 days or
more past due loans as a
percent of total loans	4.3	5.1	12.1	4.7	0.6
Non-performing assets as a
percent of total assets	5.5	6.5	9.8	4.0	0.8
Allowance for loan losses as a percent
of total loans	2.2	4.1	4.9	1.5	1.0
Allowance for loan losses as a percent
of non-performing loans	51.1	81.3	40.3	32.0	165.1
Net charge-offs to average
outstanding loans	4.7	2.3	0.6	0.1	0.1
_______________________
(1)	Net income (loss) divided by average total assets.
(2)	Net income (loss) divided by monthly average equity.
(3)	Average equity divided by average total assets.
(4)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5)	Net interest income as a percentage of average interest-earning assets.
(6)	The efficiency ratio represents the ratio of noninterest expense divided by the sum of net interest income and noninterest income (expense).

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial conditions and results of operations. The information in this section has been derived from the Consolidated Financial Statements and footnotes thereto, which are included in Item 8 of this Form 10-K.  You should read the information in this section in conjunction with the business and financial information regarding us as provided in this Form 10-K.  Unless otherwise indicated, the financial information presented in this section reflects the consolidated financial condition and results of operations of Anchor Bancorp and its subsidiary.

Overview

Anchor Bancorp is a bank holding company which primarily engages in the business activity of its subsidiary, Anchor Bank.  Anchor Bank is a community-based savings bank primarily serving Western Washington through our 14 full-service banking offices (including four Wal-Mart store locations) and one loan production office located within Grays Harbor, Thurston, Lewis, Pierce, Mason and Clark counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers. Historically, lending activities have been primarily directed toward the origination of one- to four-family residential construction, commercial real estate and consumer loans.  Since 1990, we have been also offered commercial real estate loans and multi-family loans primarily in Western Washington. To an increasing extent in recent years, lending activities have also included the origination of residential construction loans through brokers, in particular within the Portland, Oregon metropolitan area and increased reliance on non-deposit sources of funds.

Historically we used wholesale sources to fund wholesale loan growth; typically FHLB advances or brokered certificates of deposit depending on the relative cost of each and our interest rate position.  Under the Order, however, we currently may not increase our brokered deposits and our current strategy is to utilize FHLB advances consistent with our asset liability objectives and replace brokered deposits with retail deposits while limiting loan growth consistent with our regulatory and capital objectives.  While continuing our commitment to all real estate lending, management expects to continue to reduce our exposure to construction loans while commercial business lending becomes increasingly more important for us.

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings.  Changes in levels of interest rates also affect our net interest income.  Additionally, to offset the impact of the current interest rate environment, we are seeking to find means of increasing interest income while controlling expenses. We intend to enhance the mix of our assets by increasing commercial business relationships which have higher risk-adjusted returns as well as deposits.  A secondary source of income is noninterest income, which includes gains on sales of assets, and revenue we receive from providing products and services. From time to time,  our  noninterest  expense has exceeded our net interest income after provision for loan losses and we have relied primarily upon gains on sales of assets  (primarily  sales of mortgage loans to Freddie Mac) to supplement our net interest income and to improve earnings.

Our operating expenses consist primarily of compensation and benefits, general and administrative, information technology, occupancy and equipment, deposit, services and marketing expenses. Compensation and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.

Compliance With the Order

Correcting the problems identified in the Order has caused us to revise our operating strategy and has had a resulting impact on our financial condition and results of operations.  We have reduced our asset size from $652.4 million at June 30, 2009 to $488.9 million at June 30, 2011 as we have sought to reduce our commercial real estate loans, specifically our concentration in construction lending to preserve our capital and maximize our regulatory capital ratios.  In particular, in fiscal 2010 we sold high yielding performing loans which has reduced our net interest income in recent periods.  Also, because of the reduced demand for commercial real estate loans, we have sold these loans at a discount which has negatively impacted our operating results. Compliance with the Order has also increased our non-interest expense from $18.9 million for the year ended June 30, 2008 to $24.5 million for the year ended June 30, 2011 as we have increased our use of third party consultants.  The reduction in asset size has helped us preserve our capital and maximize our regulatory capital ratios as we took action to achieve compliance with the requirements of the Order.

In addition to the reduction in assets we also reduced certain types of liabilities.  We had relied on wholesale funds such as brokered deposits in some cases to fund lending transactions and as a result of the Order these funding sources are no longer available to us.  For example, in the past Anchor Bank had used wholesale funds as an additional funding source, in many cases they were used to “match” fund loan purchases, or in other words to provide the specific source funds to purchase loans.  The majority of these purchases were commercial real estate or multi-family loans.  As a result of the Order we are eliminating all brokered certificates and reducing our reliance on wholesale funds and have decreased our reliance on core deposits which has decreased our cost of funds.  At June 30, 2011, we had reduced our brokered deposits from $84.7 million at June 30, 2009.

The area that will continue to adversely impact us is related to the ongoing challenges in the economy.  These challenges are discussed in further detail in the section entitled Item 1., “Business – Market Area.”  We have enhanced our loan policies, reduced our concentrations in construction lending which is the area that has negatively impacted our financial condition by requiring increases to our provision for loan losses.

Operating Strategy

Our focus is on managing our problem assets, increasing our higher-yielding assets (in particular commercial business loans), increasing our core deposit balances, reducing expenses, and retaining experienced employees with a commercial lending focus.  We seek to achieve these results by focusing on the following objectives:

Focusing on Asset Quality.  We have de-emphasized new loan originations for investment purposes to focus on monitoring existing performing loans, resolving non-performing loans and selling foreclosed assets.   We have aggressively sought to reduce our level of non-performing assets through write-downs, collections, modifications and sales of non-performing loans and the sale of properties once they become real estate owned.  We have taken proactive steps to resolve our non-performing loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with our borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss to us than foreclosure.  We also have added experienced personnel to the department that monitors our loans to enable us to better identify problem loans in a timely manner and reduce our exposure to a further deterioration in asset quality, including a new Chief Lending Officer in 2008 and a new Credit Administration Officer in 2009.  During the latter part of fiscal 2007, as part of management’s decision to reduce the risk profile of our loan portfolio, we implemented more stringent underwriting guidelines and procedures.  Prior to this time our underwriting emphasis with respect to commercial real estate, multi-family and construction loans focused heavily on the value of the collateral securing the loan, with less emphasis placed on the borrower’s debt servicing capacity or other credit factors.  Our revised underwriting guidelines place greater emphasis on the borrower’s credit, debt service coverage and cash flows as well as on collateral appraisals.  Additionally, our policies with respect to loan extensions became more conservative than our previous policies, and now require that a review of all relevant factors, including loan terms, the condition of the security property, market changes and trends that may affect the security property and financial condition of the borrower conform to our revised underwriting guidelines and that the extension be in our best interest.

Improving our Earnings by Expanding Our Product Offerings.  We intend, subject to market conditions, to prudently increase the percentage of our assets consisting of higher-yielding commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations.  At June 30, 2011 our commercial business loans totaled $17.3 million, or 5.2% of our total loan portfolio.  We also intend to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling our loan and deposit products and additional services to our customers such as electronic invoicing and payroll services for our business customers.

Attracting Core Deposits and Other Deposit Products.  Our strategic focus is to emphasize total relationship banking with our customers to increase core deposits to internally fund our loan growth.  We believe that by focusing on customer relationships, our level of core deposits and locally-based retail certificates of deposit will increase.

As a result of the Order, however, we are focused on reducing our reliance on other wholesale funding sources such as brokered deposits and reducing  our asset size for the purpose of preserving capital and to facilitate our efforts in complying with the requirements of the Order.  During the year ended June 30, 2011, our deposits decreased by $16.3 million.  This decrease was primarily as a result of our elimination of $21.7 million in brokered deposits as part of our strategy to reduce our reliance on wholesale funding sources.

Continued Expense Control.  Beginning in fiscal 2009 and continuing into fiscal 2011, management has undertaken several initiatives to reduce noninterest expense and will continue to make it a priority to identify cost savings opportunities throughout all phases of our operations.  Beginning in fiscal 2009, we instituted expense control measures such as reducing staff, eliminating Anchor Bank’s discretionary matching contribution to its 401(k) plan, reducing most marketing expenses and charitable contributions, cancelling certain projects and capital purchases, and reducing travel and entertainment expenditures.  We have also reduced our number of full-time equivalent employees from 194 at September 30, 2008 to 138 at June 30, 2011.  During fiscal 2009, four in store Wal-Mart branch offices were closed as a result of their failure to meet our required growth standards.  During fiscal 2010, two additional in store Wal-Mart branch offices were closed.  The reduction in personnel, cost savings and closure of offices, resulted in savings of approximately $1.8 million per year from the closure of these six offices.  Notwithstanding these initiatives, our efforts to reduce non-interest expense have been adversely affected by the $1.3 million annual increase in our FDIC insurance premiums beginning in fiscal 2009 and increases of $599,000, $2.4 million and $1.5 million in real estate owned reserve expense during fiscal 2009, 2010 and 2011, respectively.  Despite these significant increases, non-interest expense decreased by $122,000 or 0.5% during fiscal 2011.

Retaining Experienced Personnel with a Focus on Relationship Banking.  Our ability to continue to retain banking professionals with strong community relationships and significant knowledge of our markets will be a key to our success.  We believe that we enhance our market position and add profitable growth opportunities by focusing on retaining experienced bankers who are established in their communities.  We emphasize to our employees the importance of delivering exemplary customer service and seeking opportunities to build further relationships with our customers.  Our goal is to compete with other financial service providers by relying on the strength of our customer service and relationship banking approach.

Disciplined Franchise Expansion.  Currently we cannot increase our asset size because of the capital and other requirements of the Order.   As a result of these requirements, we have instead reduced our asset size to facilitate our efforts to comply with the Order and to preserve our capital.  Once the Order is lifted and general economic conditions improve, we anticipate modest organic growth. We will seek to increase our loan originations and core deposits through targeted marketing efforts designed to take advantage of the opportunities being created as a result of the consolidation of financial institutions that is occurring in our market area.

Critical Accounting Policies

We use estimates and assumptions in our financial statements in accordance with generally accepted accounting principles. Management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to the determination of the allowance for loan losses and the associated provision for loan losses, the valuation of capitalized mortgage servicing rights, deferred income taxes and the associated income tax expense, as well as valuation of real estate owned. Management reviews the allowance for loan losses for adequacy on a monthly basis and establishes a provision for loan losses that it believes is sufficient for the loan portfolio growth expected and the loan quality of the existing portfolio. The carrying value of the capitalized mortgage servicing rights are evaluated annually and the carrying value of real estate owned is assessed on a quarterly basis. Income tax expense and deferred income taxes are calculated using an estimated tax rate and are based on management’s understanding of our effective tax rate and the tax code.

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

Our methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits that meet the definition of impaired and a general allowance amount.  The specific allowance component is determined when management believes that the collectibility of a specifically identified large loan has been impaired and a loss is probable. The general allowance component relates to assets with no well-defined deficiency or weakness and takes into consideration loss that is inherent within the portfolio but has not been realized. The general allowance is determined by applying an expected loss percentage to various types of loans with similar characteristics and classified loans that are not analyzed specifically for impairment.  Because of the imprecision in calculating inherent and potential losses, the national and local economic conditions are also assessed to determine if the general allowance is adequate to cover losses.  We factored in an unallocated portion for market risk.

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability.  Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution’s income tax returns.  Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards.  After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance.  A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability.  Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law.  Based upon the available evidence, we recorded a valuation allowance of $6.4 million and $3.0 million at June 30, 2011 and 2010, respectively.  The deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available for sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from deferred loan fees and costs, mortgage servicing rights, loan loss reserves and dividends received from the FHLB of Seattle.  Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

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

Comparison of Financial Condition at June 30, 2011 and June 30, 2010

General. Total assets decreased $55.9 million, or 10.3%, to $488.9 million at June 30, 2011 from $544.8 million at June 30, 2010.  The decrease in assets during this period was primarily a result of a $63.9 million or 16.4% decrease in loans receivable.  Total real estate owned decreased $2.0 million, or 13.5%, to $12.6 million at June 30, 2011 from $14.6 million at June 30, 2010.  Total liabilities decreased $68.7 million or 13.7% to $431.5 million at June 30, 2011 compared to $500.2 million at June 30, 2010.  The decrease in our balance sheet facilitated our efforts to comply with the regulatory capital requirements under the Order.  Total deposits decreased $16.3 million, or 4.6%, to $339.5 million at June 30, 2011 from $355.8 million at June 30, 2010 primarily as a result of our elimination of $21.7 million in brokered deposits partially offset by an increase of $7.7 million or 10.9% in money market deposits.  Our total borrowings, which consisted of FHLB advances, decreased $51.0 million from June 30, 2010 to June 30, 2011. The average cost of advances decreased from 3.75% during the year ended June 30, 2010 to 2.08% during the year ended June 30, 2011.

Assets.  For the year ended June 30, 2011, total assets decreased $55.9 million. The following table details the increases and decreases in the composition of our assets from June 30, 2010 to June 30, 2011:

	Balance at June 30, 2011	Balance at June 30, 2010	Increase (Decrease)
			Amount	Percent
	(Dollars in Thousands)
Cash and due from banks	$ 63,757	$32,831	$ 30,926	94.2%
Mortgage-backed securities, available for sale	32,718	42,197	(9,479)	(22.5)
Mortgage-backed securities, held to maturity	7,438	9,880	(2,442))	(24.7)
Loans receivable, net of allowance for loan losses	325,464	389,411	(63,947))	(16.4)

From June 30, 2010 to June 30, 2011, cash and due from banks increased $30.9 million.  This increase was primarily a result of our public offering in January 2011 as well as funds received from normal operations.

Mortgage-backed securities decreased $11.9 million to $40.2 million at June 30, 2011 from $52.1 million at June 30, 2010. During the year ended June 30, 2010, we did not securitize any fixed rate mortgage-backed securities through Freddie Mac. We securitize and sell mortgage loans to manage interest rate sensitivity and capital requirements, supplement loan originations and provide liquidity.  During the year ended June 30, 2011, we sold $3.3 million in securities compared to $5.0 million in securities for the year ended June 30, 2010.

Loans receivable, net, decreased $63.9 million to $325.5 million at June 30, 2011 from $389.4 million at June 30, 2010 primarily as a result of lower loan demand from creditworthy borrowers, charge-offs, and transfers of nonperforming loans to real estate owned, as well as pay downs due to normal borrower activity.  During the year ended June 30, 2011, $11.6 million of non-performing loans were transferred to real estate owned. During the year ended June 30, 2011, we continued to reduce our exposure to construction and land loans. The total construction and land loan portfolios declined to $18.4 million or 5.5% of the total loan portfolio at June 30, 2011 compared to $44.7 million or 11.0 % of the total loan portfolio a year ago.  In addition to the significant decline in the construction and land loan portfolios, our commercial real estate loan portfolio decreased $12.5 million as a result of our continued focus on reducing the overall risk profile of our loan portfolio. One- to- four family residential loans decreased $15.7 million primarily due to repayments and lower loan demand. Consumer loans decreased $11.5 million primarily due to a $6.7 million decrease in home equity loans and a $3.3 million reduction in automobile loans.

Deposits.  Deposits decreased $16.3 million, or 4.6%, to $339.5 million at June 30, 2011 from $355.8 million at June 30, 2010.  We reduced brokered deposits $21.7 million in order to comply with the Order and as part of our strategy to reduce outstanding brokered deposits.  The increase in money market deposits was due in part to our ongoing marketing strategy to focus on core deposits, as well as customer preference between demand deposits and money market accounts.

The following table details the changes in deposit accounts:

	Balance at June 30, 2011	Balance at June 30, 2010	Increase (Decrease)
			Amount	Percent
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$ 30,288	$28,718	$ 1,570	5.5%
Interest-bearing demand deposits	17,387	25,483	(8,096)	(31.8)
Money market accounts	78,017	70,367	7,650	10.9
Savings deposits	32,263	29,756	2,507	8.4
Certificates of deposit
Retail certificates	181,519	179,739	1,780	1.0
Brokered certificates	--	21,725	(21,725)	(100.0)
Total deposit accounts	$339,474	$355,788	$(16,314)	(4.6)

Borrowings. FHLB advances decreased $51.0 million, or 37.3%, to $85.9 million at June 30, 2011 from $136.9 million at June 30, 2010.  The decrease in borrowing was related to our continuing focus on reducing wholesale funds.

Equity.  Total equity increased $12.8 million, or 28.6%, to $57.5 million at June 30, 2011 from $44.7 million at June 30, 2010.  The increase was due to our public offering which increased equity by $22.2 million, an $8.8 million net loss and an $600,000 decrease in other comprehensive income.

Comparison of Operating Results for the Years Ended June 30, 2011 and June 30, 2010

General.  Net loss for the year ended June 30, 2011 was $8.8 million compared to net income of $420,000 for the year ended June 30, 2010.

Net Interest Income.  Net interest income increased $114,000, or 0.64%, to $18.0 million for the year ended June 30, 2011, from $17.9 million for the year ended June 30, 2010. The increase in net interest income was primarily attributable to the increase in our net interest margin.

Our net interest margin increased 56 basis points to 3.78% for the year ended June 30, 2011, from 3.22% for the same period of the prior year.  Over the last year, our net interest margin has improved as a result of the decrease in our non-performing loans and the decline in our cost of funds exceeding the reduction in yield on interest-earning asses.  Our yield on earnings assets decreased to 5.46% for the year ended June 30, 2011 from 5.87% for the year ended June 30, 2010.  Our funding costs have decreased from 2.87% during the year ended June 30, 2010 to 1.89% during the year ended June 30, 2011.  The decline was related to the repricing of our FHLB borrowings certificates of deposit to lower current rates and a $21.7 million decline in brokered certificates of deposit during the year ended June 30, 2011.  Our net interest rate spread increased to 3.57% for the year ended June 30, 2011 as compared to 3.00% for the year ended June 30, 2010.

The cost of borrowed funds from the FHLB decreased to 2.08% during the year ended June 30, 2011 from 3.75% for the same period of the prior year.  The following table sets forth the results of balance sheet growth and changes in interest rates to our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Year Ended June 30, 2011 Compared to June 30, 2010
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In Thousands)
Interest-earning assets:
Loans receivable, net	$(695)	$(4,949)	$(5,644)
Mortgage-backed securities	(133)	(713)	(846)
Investment securities, FHLB and cash and due from banks	(155)	171	(44)
Total net change in income on interest-earning assets	(983)	(5,551)	(6,534)

Interest-bearing liabilities:
Savings deposits	(12)	15	3
Interest bearing demand deposits	(54)	(25)	(79)
Money market accounts	(385)	(135)	(520)
Certificates of deposit	(1,657)	(1,465)	(3,122)
FHLB advances	(1,746)	(1,184)	(2,930)
Total net change in expense on interest-bearing liabilities	(3,854)	(2,794)	(6,648)

Net change in net interest income	$2,871	$(2,757)	$114

Interest Income. Total interest income for the year ended June 30, 2011 decreased $6.5 million, or 20.1%, to $26.0 million, from $32.5 million for the year ended June 30, 2010. The decrease during the period was primarily attributable to the decline in net loans receivable over the last year.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest income for the years ended June 30, 2011 and 2010:

	Year Ended June 30,
	2011		2010		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest Income from 2010
	(Dollars in Thousands)

Loans receivable, net	$373,099	6.29%	$449,527	6.48%	$(5,644)
Mortgage-backed securities	45,271	4.74	59,436	5.03	(846)
Investment securities	6,259	4.25	7,966	4.27	(74)
FHLB stock	6,510	--	6,510	--	--
Cash and due from banks	44,602	0.21	30,492	0.20	30
Total interest-earning assets	$475,741	5.46%	$553,931	5.87%	$(6,534)

Interest Expense.  Interest expense decreased $6.6 million, or 45.4%, to $8.0 million for the year ended June 30, 2011 from $14.7 million for the year ended June 30, 2010 primarily due to a decline in our cost of funds.  In addition, the average balance of total interest-bearing liabilities decreased $87.0 million, or 17.0%, to $423.7 million for the year ended June 30, 2011 from $510.7 million for the year ended June 30, 2010. The decrease was primarily a result of a decline in FHLB advances of $51.0 million and $21.7 million in brokered certificates of deposit.

As a result of general market rate decreases along with the reduction in outstanding brokered certificates of deposits, the average cost of funds for total interest-bearing liabilities decreased 98 basis points to 1.89% for the year ended June 30, 2011 compared to 2.87% for the year ended June 30, 2010.

The following table details average balances, cost of funds and the change in interest expense for the years  ended June 30, 2011 and 2010:

	Year Ended June 30,
	2011		2010		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest Expense from 2010
	(Dollars in Thousands)

Savings deposits	$30,864	0.72%	$28,954	0.76%	$3
Interest-bearing demand deposits	20,423	0.29	25,033	0.55	(79)
Money market accounts	75,661	0.95	84,933	1.46	(520)
Certificates of deposit	192,334	2.51	235,785	3.37	(3,122)
FHLB advances	104,408	2.08	135,975	3.75%	(2,930)
Total interest-bearing liabilities	$423,695	1.89%	$510,680	2.87%	$(6,648)

Provision for Loan Losses.  In connection with our analysis of the loan portfolio for the year ended June 30, 2011, management determined that a provision for loan losses of $8.1 million was required for the year ended June 30, 2011, compared to a provision for loan losses of $2.6 million established for the year ended June 30, 2010. The $5.5 million increase in the provision primarily reflects an increase in charge-offs to $18.6 million for year ended June 30, 2011 as compared to $10.6 million for the last fiscal year.  The $18.6 million of loans charged off during the fiscal year included $8.9 million of construction loans, $3.0 million of one-four family residential mortgage loans, $4.2 million of commercial business loans, $584,000 of commercial real estate loans, $465,000 of consumer home equity loans, and

$1.4 million of direct consumer loans, including credit cards.  Non-performing assets were $26.9 million or 5.5% of total assets at June 30, 2011, compared to $35.2 million, or 6.5% of total assets at June 30, 2010.  Management considers the allowance for loan losses at June 30, 2011 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the year ended June 30, 2011 and 2010:

	At or For the Year
	Ended June 30,
	2011	2010
	(Dollars in Thousands)

Provision for loan losses	$8,078	$2,615
Net charge-offs	17,627	10,290
Allowance for loan losses	7,239	16,788
Allowance for losses as a percentage of total loans receivable at the end of this period	2.2%	4.1%
Nonaccrual and 90 days or more past due loans	14,169	20,642
Allowance for loan losses as a percentage of non-performing loans at end of period	51.1%	81.3%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	4.3%	5.1%
Total loans	$333,351	$407,116

Noninterest Income.  Noninterest income decreased $1.1 million, or 15.5%, to $5.8 million for the year ended June 30, 2011 from $6.8 million for the year ended June 30, 2010.  The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended June 30		Increase (Decrease)
	2011	2010	Amount	Percent
	(Dollars in Thousands)

Deposit services fees	$2,288	$2,719	$(431)	(15.9)%
Other deposit fees	860	816	44	5.4
Loan fees	971	913	58	6.4
Gain (loss) on sale of investments	135	956	(821)	(85.9)
Gain on sale of loans	174	--	174
Other income	1,324	1,403	(79)	(5.6)
Total noninterest income	$5,752	$6,807	$1,055	(15.5)

Noninterest income decreased during the year ended June 30, 2011, primarily as a result of reduced gains on sale of investments and a decline in deposit service fees.  Deposit service fees decreased as a result of the six branch closures as well as reductions in overdraft fees.

Noninterest Expense.  Noninterest expense decreased $122,000, or 0.5%, to $24.5 million for the year ended June 30, 2011 from $24.6 million for the year ended June 30, 2010.  The following table provides an analysis of the changes in the components of noninterest expense:

	At or For the Year Ended June 30,		Increase (Decrease)
	2011	2010	Amount	Percent
	(Dollars in Thousands)

Compensation and benefits	$8,365	$8,973	$(608)	(6.8)%
General and administrative expenses	4,827	5,036	(209)	(4.2)
Real estate owned reserve	4,624	3,143	1,481	47.1
FDIC insurance premium	1,164	1,414	(250)	(17.7)
Information technology	2,049	1,952	97	5.0
Occupancy and equipment	2,337	2,581	(244)	(9.5)
Deposit services	708	885	(177)	(20.0)
Marketing	543	474	69	14.6
Net (gain) loss on sale of REO	(324)	10	(334)	(3,340.0)
Loss on sale of property, premises and
equipment	168	115	53	46.1
Total noninterest expense	$24,461	$24,583	$122	(0.5)%

Major components of the increase in noninterest expense include:

Compensation and benefits decreased $608,000, or 6.8%, to $8.4 million for the year ended June 30, 2011 from $9.0 million for the same period a year ago as a result of the closure of one branch in June 2010 and one in January 2011 which resulted in a reduction of employees as well as a $244,000 reduction in occupancy and equipment expense.  At June 30, 2011 we employed 138 full-time equivalent employees compared to 157 at June 30, 2010.  In addition, we realized a $324,000 gain on sale of real estate owned during fiscal 2011.  These reductions in non-interest expenses were partially offset by a $1.5 million increase in our real estate owned reserve for the year ended June 30, 2011 as a result of the decline in real estate owned values.

Our efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 103.1% for the year ended June 30, 2011 compared to 99.7% for the year ended June 30, 2010. The increase in efficiency ratio was primarily attributable to the decrease in noninterest income. By definition, a lower efficiency ratio would be an indication that we are more efficiently utilizing resources to generate net interest income and other fee income.

Provision (benefit) for Income Tax.  The benefit for income tax for the year ended June 30, 2011 as compared to a benefit for income tax of $(3.0 million) for the same period a year ago as a result of the net operating loss for the year ended June 30, 2010. Our combined federal and state effective income tax rate for the current period was a tax benefit of (0%), as compared to (116.5%) for the same period a year ago.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards.  After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance.  A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability.  Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law.  Based upon the available evidence, we recorded a valuation allowance of $6.4 million, $3.0 million and $5.2 million at June 30, 2011, June 30, 2010 and 2009, respectively.

Comparison of Operating Results for the Years Ended June 30, 2010 and June 30, 2009

General.  Net income for the year ended June 30, 2010 was $420,000 compared to a net loss of $(20.3 million) for the year ended June 30, 2009.

Net Interest Income.  Net interest income increased $1.6 million, or 9.5%, to $17.9 million for the year ended June 30, 2010, from $16.3 million for the year ended June 30, 2009. The increase in net interest income was primarily attributable to the increase of our net interest margin.

Our net interest margin increased 64 basis points to 3.22% for the year ended June 30, 2010, from 2.58% for the same period of the prior year. The cost of interest-bearing liabilities decreased 83 basis points to 2.87% for the year ended June 30, 2010 compared to 3.70% for the  same period of the prior year primarily due to a lower cost of funds.  The decline was related to the repricing of our FHLB borrowings, money market accounts and certificates of deposit to lower current rates and a $63.0 million decline in brokered certificates of deposit during the year ended June 30, 2010.

The cost of borrowed funds from the FHLB decreased to 3.75% during the year ended June 30, 2010 from 4.92% for the same period of the prior year.  The following table sets forth the results of balance sheet growth and changes in interest rates to our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Year Ended June 30, 2010 Compared to June 30, 2009
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In Thousands)
Interest-earning assets:
Loans receivable, net	$532	$(4,546)	$(4,014)
Mortgage-backed securities	(125)	219	94
Investment securities, FHLB stock and cash and due from banks	(446)	(181)	(627)
Total net change in income on interest-earning assets	$(39)	$(4,508)	$(4,547)

Interest-bearing liabilities:
Savings deposits	$(52)	$(9)	$(61)
Interest bearing demand deposits	(12)	55	43
Money market accounts	(998)	(26)	(1,024)
Certificates of deposit	(1,112)	(1606)	(2,718)
FHLB advances	(1,589)	(749)	(2,338)
Total net change in expense on interest-bearing liabilities	(3,763)	(2,335)	(6,098)

Net change in net interest income	$3,724	$(2,173)	$1,551

Interest Income. Total interest income for the year ended June 30, 2010 decreased $4.5 million, or 12.3%, to $32.5 million, from $37.1 million for the year ended June 30, 2009. The decrease during the period was primarily attributable to the decline in net loans receivable over the last year.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest income for the years ended June 30, 2010 and 2009:

	Year Ended June 30,
	2010		2009		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest Income from 2009
	(Dollars in Thousands)

Loans receivable, net	$449,527	6.48%	$520,915	6.36%	$(4,014)
Mortgage-backed securities	59,436	5.03	55,258	5.24	94
Investment securities	7,966	4.27	19,405	4.98	(626)
FHLB stock	6,510	--	6,531	0.32	(21)
Cash and due from banks	30,492	0.20	28,655	0.15	20
Total interest-earning assets	$553,931	5.87%	$630,674	5.87%	$(4,547)

Interest Expense.  Interest expense decreased $6.1 million, or 29.4%, to $14.7 million for the year ended June 30, 2010 from $20.7 million for the year ended June 30, 2009 primarily due to a decline in our cost of funds.  The average balance of total interest-bearing liabilities decreased $49.8 million, or 8.9%, to $510.7 million for the year ended June 30, 2010 from $560.5 million for the year ended June 30, 2009. The decrease was primarily a result of a decline in brokered certificates of deposits of $63.0 million.

As a result of general market rate decreases along with the reduction in outstanding brokered certificates of deposits, the average cost of funds for total interest-bearing liabilities decreased 83 basis points to 2.87% for the year ended June 30, 2010 compared to 3.70% for the year ended June 30, 2009.

The following table details average balances, cost of funds and the change in interest expense for the year  ended June 30, 2010 and 2009:

	Year Ended June 30,
	2010		2009		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest Expense from 2009
	(Dollars in Thousands)

Savings deposits	$28,954	0.76%	$29,940	0.94%	$(61)
Interest-bearing demand deposits	25,033	0.55	15,905	0.60	43
Money market accounts	84,933	1.46	85,914	2.64	(1,024)
Certificates of deposit	235,785	3.37	277,571	3.84	(2,718)
FHLB advances	135,975	3.75%	151,193	4.92%	(2,338)
Total interest-bearing liabilities	$510,680	2.87%	$560,523	3.70%	$(6,098)

Provision for Loan Losses.  In connection with its analysis of the loan portfolio for the year ended June 30, 2010, management determined that a provision for loan losses of $2.6 million was required for the year ended June 30, 2010, compared to a provision for loan losses of $20.3 million established for the year ended June 30, 2009. The $17.6 million decrease in the provision primarily reflected the decrease in our non-performing assets.  Non-performing assets were $35.2 million or 6.5% of total assets at June 30, 2010, compared to $63.7 million, or 9.8% of total assets at June 30, 2009.

The following table details activity and information related to the allowance for loan losses for the year ended June 30, 2010 and 2009:

	At or For the Year
	Ended June 30,
	2010	2009
	(Dollars in Thousands)

Provision for loan losses	$2,615	$20,263
Net charge-offs	10,290	3,285
Allowance for loan losses	16,788	24,463
Allowance for losses as a percentage of total loans
receivable at the end of this period	4.1%	4.9%
Nonaccrual and 90 days or more past due loans	20,642	60,649
Allowance for loan losses as a percentage of
non-performing loans at end of period	81.3%	40.3%
Nonaccrual and 90 days or more past due loans as a
percentage of loans receivable at the end of the period	5.1%	12.1%
Total loans	$407,116	$500,735

Noninterest Income.  Noninterest income increased $1.0 million, or 17.8%, to $6.8 million for the year ended June 30, 2010 from $5.8 million for the year ended June 30, 2009.  The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended June 30		Increase (Decrease)
	2010	2009	Amount	Percent
	(Dollars in Thousands)

Deposit services fees	$2,719	$2,945	$(226)	(7.7)%
Other deposit fees	816	778	38	4.9
Loan fees	913	1,158	(245)	(21.2)
Profit (loss) on sale of loans	956	443	513	115.8
Other-than temporary impairment on FNMA preferred stock	--	(635)	635	(100.0)
Other income	1,403	1,088	315	29.0
Total noninterest income	$6,807	$5,777	$1,030	17.8%

Noninterest income increased during the year ended June 30, 2010, primarily as a result of no additional impairments related to our investments.

Noninterest Expense.  Noninterest expense decreased $409,000, or 1.6%, to $24.6 million for the year ended June 30, 2010 from $25.0 million for the year ended June 30, 2009.  The following table provides an analysis of the changes in the components of noninterest expense:

	At or For the Year Ended June, 30		Increase (Decrease)
	2010	2009	Amount	Percent
	(Dollars in Thousands)

Compensation and benefits	$8,973	$10,178	$(1,205)	(11.8)%
General and administrative expenses	5,036	4,669	367	7.9
Real estate owned reserve	3,143	723	2,420	334.7
FDIC insurance premium	1,414	1,447	(33)	(2.3)
Information technology	1,952	2,090	(138)	(6.6)
Occupancy and equipment	2,581	3,147	(566)	(18.0)
Deposit services	885	889	(4)	(0.4)
Marketing	474	796	(322)	(40.5)
Net loss on sale of REO	10	322	(312)	(96.9)
Loss on sale of property, premises and
equipment	115	731	(616)	(84.3)
Total noninterest expense	$24,583	$24,992	$(409)	(1.6)%

Major components of the increase in noninterest expense include:

Compensation and benefits decreased $1.2 million, or 11.8%, to $9.0 million for the year ended June 30, 2010 from $10.2 million for the same period a year ago as a result of the closure of four branches in June 2009 which resulted in a reduction of employees.  At June 30, 2010 we employed 157 full-time equivalent employees compared to 173 at June 30, 2009.  Our real estate owned reserve increased $2.4 million for the year ended June 30, 2010 as a result of the decline in real estate owned values.

Our efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 99.7% for the year ended June 30, 2010 compared to 113.2% for the year ended June 30, 2009. The decrease in efficiency ratio was primarily attributable to the increase in fee income and the decrease in expenses.

Provision (benefit) for Income Tax.  The benefit for income tax for the year ended June 30, 2010 was ($3.0 million) compared to a benefit for income tax of $(2.9 million) for the same period a year ago as a result of the net operating loss for the year ended June 30, 2009. Our loss before income tax benefit declined $20.6 million, or 89.0%, to $(2.5 million) for the year ended June 30, 2010 compared to $(23.2 million) for the year ended June 30, 2009. Our combined federal and state effective income tax rate for the current period was a tax benefit of (116.5%), as compared to (12.6%) for the same period a year ago.  Based upon the available evidence, we recorded a valuation allowance of $3.0 million, $5.2 million, and $0 at June 30, 2010, 2009 and 2008, respectively.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and the ratio of average interest-earning assets to average interest-bearing liabilities. Average balances have been calculated using the average of weekly interest-earning assets and interest-bearing liabilities.  Noninterest-earning assets and noninterest-bearing liabilities have been computed on a monthly basis.

	Year Ended June 30,
	2011			2010			2009
	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost
				(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net (1)	$373,099	$23,465	6.29%	$449,527	$29,109	6.48%	$520,915	$33,123	6.36%
Mortgage-backed securities	45,271	2,146	4.74	59,436	2,992	5.03	55,258	2,898	5.24
Investment securities	6,259	266	4.25	7,966	340	4.27	19,405	966	4.98
FHLB stock	6,510	--	--	6,510	--	--	6,531	21	0.32
Cash and due from banks	44,602	92	0.21	30,492	62	0.20	28,655	42	0.15
Total interest- earning assets	475,741	25,969	5.46	553,931	32,503	5.87	630,764	37,050	5.87

Noninterest earning assets	37,014			50,024			38,790

Total average assets	$512,755			$603,955			$669,554

Interest-bearing liabilities:
Savings deposits	$30,864	223	0.72	$28,954	220	0.76	$29,940	281	0.94
Interest-bearing demand deposits	20,428	59	0.29	25,033	138	0.55	15,905	95	0.60
Money market accounts	75,661	720	0.95	84,933	1,240	1.46	85,914	2,264	2.64
Certificates of deposit	192,334	4,828	2.51	235,785	7,950	3.37	277,571	10,668	3.84
Total deposits	319,287	5,830	1.83	374,705	9,548	2.55	409,330	13,308	3.25

FHLB advances	104,408	2,172	2.08	135,975	5,101	3.75	151,193	7,440	4.92

Total interest-bearing liabilities	423,695	8,002	1.89	510,680	14,650	2.87	560,523	20,748	3.70

Noninterest-bearing liabilities	36,121			44,557			50,662

Total average liabilities	459,816			555,237			611,185

Average equity	52,939			48,718			58,369

Total liabilities and equity	$512,755			$603,955			$669,554

Net interest income			$17,967			$17,853			$16,302
Interest rate spread			3.57%			3.00%			2.17%
Net interest margin			3.78%			3.22%			2.58%
Ratio of average interest-
earning assets to average
interest-bearing liabilities			112.3%			108.5%			112.5%
___________________
(1)      Average loans receivable includes non-performing loans and does not include net deferred loan fees.  Interest income does not include non-accrual loans.

Yields Earned and Rates Paid

The following table sets forth (on a consolidated basis) for the periods and at the dates indicated, the  weighted average yields earned on our assets, the weighted average interest rates paid on our liabilities, together with the net yield on interest-earning assets.

	At
	June 30,	Year Ended June 30,
	2011	2011	2010	2009
Weighted average yield on:
Loans receivable, net	6.82%	6.29%	6.48%	6.36%
Mortgage-backed securities	5.09	4.74	5.03	5.24
Investment securities	4.47	4.25	4.27	4.98
FHLB stock	--	--	--	0.32
Cash and due from banks	0.14	0.21	0.20	0.15
Total interest-earning assets	5.67	5.46	5.87	5.87

Weighted average rate paid on:
Savings accounts	0.69	0.72	0.76	0.94
Interest-bearing demand deposits	0.35	0.29	0.55	0.60
Money market accounts	0.85	0.95	1.46	2.64
Certificates of deposit	2.29	2.51	3.37	3.84
Total average deposits	1.66	1.83	2.55	3.25
FHLB advances	1.75	2.08	3.75	4.92
Total interest-bearing liabilities	1.54	1.89	2.87	3.70

Interest rate spread (spread between
weighted average rate on all
interest-earning assets and all
interest-bearing liabilities)	4.13	3.57	3.00	2.17

Net interest margin (net interest
income (expense) as a percentage
of average interest-earning assets)	N/A	3.78	3.22	2.58

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to: (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Year Ended June 30, 2011 Compared to June 30, 2010 Increase (Decrease) Due to			Year Ended June 30, 2010 Compared to June 30, 2009 Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(In Thousands)
Interest-earning assets:
Loans receivable, net	$(695)	$(4,949)	$(5,644)	$532	$(4,546)	$(4,014)
Mortgage-backed securities	(133)	(713)	(846)	(125)	219	94
Investment securities, Federal Home Loan Bank stock and cash due from banks	(155)	111	(44)	(446)	(181)	(627)

Total net change in income on
interest-earning assets	(983)	(5,551)	(6,534)	$(39)	$(4,508)	$(4,547)

Interest-bearing liabilities:
Savings accounts	(12)	15	3	(52)	(9)	$(61)
Interest-bearing demand deposits	(54)	(25)	(79)	(12)	55	43
Money market accounts	(385)	(135)	(520)	(998)	(26)	(1,024)
Certificates of deposit	(1,657)	(1,465)	(3,122)	(1,112)	(1606)	(2,718)
FHLB advances	(1,746)	(1,184)	(2,930)	(1,589)	(749)	(2,338)

Total net change in expense on
interest-bearing liabilities	$(3,854)	$(2,794)	$(6,648)	$(3,763)	$(2,335)	$(6,098)

Net change in net interest income	$2,871	$(2,757)	$114	$3,724	$(2,173)	$1,551

Asset and Liability Management and Market Risk

General.  Our Board of Directors has established an asset and liability management policy to guide management in maximizing net interest rate spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, changes in net interest income, credit risk and profitability. The policy includes the use of an Asset Liability Management Committee whose members include certain members of senior management. The Committee’s purpose is to communicate, coordinate and manage our asset/liability positions consistent with our business plan and Board-approved policies. The Asset Liability Management Committee meets monthly to review various areas including:

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

Our Risk When Interest Rates Change.  The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Our loans generally have longer maturities than our deposits. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.

In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:

•	we have increased our originations of shorter term loans and particularly, home equity loans and commercial business loans;

•	we have structured certain borrowings with maturities that match fund our loan portfolios; and

•
we have securitized our single family loans to available for sale investments which generates cash flow as well as allows the flexibility of managing interest rate risk as well as selling the investment when appropriate.

How We Measure the Risk of Interest Rate Changes.  We measure our interest rate sensitivity on a quarterly basis utilizing an internal model. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from such assumptions. The assumptions we use are based upon proprietary and market data and reflect historical results and current market conditions. These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios. An independent service was used to provide market rates of interest and certain interest rate assumptions to determine prepayments and maturities of loans, investments and borrowings and decay rates on deposits. Time deposits are modeled to reprice to market rates upon their stated maturities. We assumed that non-maturity deposits can be maintained with rate adjustments not directly proportionate to the change in market interest rates.

In the past, we have demonstrated that the tiering structure of our deposit accounts during changing rate environments results in relatively low volatility and less than market rate changes in our interest expense for deposits. Our deposit accounts are tiered by balance and rate, whereby higher balances within an account earn higher rates of interest. Therefore, deposits that are not very rate sensitive (generally, lower balance tiers) are separated from deposits that are rate sensitive (generally, higher balance tiers).

We generally have found that a number of our deposit accounts are less rate sensitive than others.  Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them.  These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at June 30, 2011that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

Basis Point				Net Portfolio as % of
Change in	Net Portfolio Value(1)			Portfolio Value of Assets		Market Value
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	of Assets(5)
	(Dollars in Thousands)

300	$74,208	$20,997	(22.05)%	15.43%	(2.73)%	$480,902
200	80,205	14,920	(15.67)	16.26	(1.93)	493,907
100	87,164	8,041	(8.45)	17.16	(1.02)	508,032
--	95,205	--	--	18.18	BASE	523,656
(100)	104,612	9,407	9.88	19.36	1.18	540,381
(200)	116,244	21,039	22.10	20.80	2.62	558,825
(300)	131,591	36,386	38.22	22.70	4.52	579,612
__________
(1)
The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities.  The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario.  Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios.  Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

(2)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(3)	Calculated as the net portfolio value divided by the market value of assets (“net portfolio value ratio”).
(4)
Calculated as the increase (decrease) in the net portfolio value ratio assuming the indicated change in interest rates over the estimated net portfolio value ratio assuming no change in interest rates.

(5)
Calculated based on the present value of the discounted cash flows from assets.  The market value of assets represents the value of assets under the various interest rate scenarios and reflects the sensitivity of those assets to interest rate changes.

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at June 30, 2011, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point	Net Interest Income
Change in Rates (1)	Amount	$ Change (2)	% Change
	(Dollars in Thousands)

300	$17,407	(257)	(1.5)%
200	17,436	(228)	(1.3)
100	17,521	(143)	(0.8)
Base	17,664	--	--
(100)	18,166	502	2.8
(200)	17,975	311	1.8
__________
(1)	We did not include the 300 basis point decrease in rates at June 30, 2011, because such a decrease in rates would not be possible given the interest rate levels on that date.
(2)	Represents the increase (decrease) of the estimated net interest income at the indicated change in interest rates compared to net interest income assuming no change in interest rates.

We use certain assumptions in assessing our interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others.

As with any method of measuring interest rate risk, shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in the market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the table.

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2011.  These amounts are based on daily averages.

	Within Six Months	Over Six Months to One Year	Over 1 - 3 Years	Over 3 - 5 Years	Over 5 - 10 Years	Over 10 Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Loans	$93,264	$28,647	$86,606	$42,824	$36,060	$54,883	$243,284
Investments and other interest bearing deposits	4,417	18,593	4,644	3,937	14,103	21,995	67,689
Life insurance investment, net	--	17,618	--	--	--	--	17,618
Total rate sensitive assets	97,681	64,858	91,250	46,761	50,163	76,878	427,591

Interest-bearing liabilities:
Deposits	160,525	35,387	57,913	24,577	62,165	--	340,567
Borrowings	11,000	10,000	47,400	17,500	--	--	85,900
Total rate sensitive liabilities	171,525	45,387	105,313	42,077	62,165	--	426,467

Excess (deficiency) of interest
sensitivity assets over interest
sensitivity liabilities	(73,844)	19,471	(14,063)	4,684	(12,022)	76,878	1,124

Cumulative excess (deficiency) of
interest sensitivity assets	(78,844)	(54,373)	(68,436)	(63,752)	(75,754)	1,124

As a percentage of total
interest-earning assets	(17.17)%	(12.72)%	(16.01)%	(14.91)%	(17.71)%	0.26%

Anchor Bank currently runs an internal model to simulate interest rate risk; the model in use is an IPS-Sendero model which calculates interest-earning assets and liabilities using a monthly average.

Liquidity

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments.  At June 30, 2011, the total approved loan origination commitments outstanding amounted to $639,000. At the same date, unused lines of credit were $29.9 million.

For purposes of determining our liquidity position, we use a concept of basic surplus, which is derived from the total of available for sale investments, as well as other liquid assets, less short-term liabilities.  Our Board of Directors has established a target range for basic surplus of 5% to 7%.  During the year ended June 30, 2011, our average basic surplus was 11.15%. The relatively high level of liquidity is consistent with the our strategy to mitigate liquidity risk during the current economic uncertainty and difficult banking environment as well as for potential lending opportunities in the future.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or mortgage-backed securities. On a longer-term basis, we maintain a strategy of investing in various lending products as described in greater detail under Item 1.  “Business  – Lending Activities.”

We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities.

Certificates of deposit scheduled to mature in one year or less at June 30, 2011 totaled $72.2 million, with $0 million of that amount in brokered deposits. Management’s policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with Anchor Bank. In addition, we had the ability at June 30, 2011 to borrow an additional $38.0 million from the FHLB of Seattle.

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

Contractual Obligations

Through the normal course of operations, we have entered into certain contractual obligations. Our obligations generally relate to funding of operations through deposits and borrowings as well as leases for premises. Lease terms generally cover a five-year period, with options to extend, and are non-cancelable.

At June 30, 2011, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In Thousands)

Certificates of deposit	$72,211	$44,096	$10,224	$54,988	$181,519
FHLB advances	21,000	47,400	17,500	--	85,900
Operating leases	219	165	--	--	384
Borrower tax and insurance	1,389	--	--	--	1,389
Total contractual obligations	$94,819	$91,661	$27,724	$54,988	$269,192

Commitments and Off-Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of our customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Our maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Collateral is not required to support commitments.

Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed to, home equity, commercial and consumer lines of credit.

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of  June 30, 2011:

	Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Due in One Year
	(In Thousands)

Commitments to originate loans	$639	$639
Undisbursed balance of loans closed	$29,882	$29,882

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards and the Order. Anchor Bank’s total regulatory capital was $57.8 million at June 30, 2011, or 11.8%, of total assets on that date. As of June 30, 2011, we exceeded all regulatory capital requirements to be considered well capitalized as of that date. Our regulatory capital ratios at June 30, 2011 were as follows: Tier 1 capital 10.7%; Tier 1 (core) risk-based capital 15.8%; and total risk-based capital 17.1%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. See Item 1., “Business – How We Are Regulated – Regulation and Supervision of Anchor Bank – Capital Requirements.”  Although we were “well capitalized” at June 30, 2011 based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, we are no longer regarded as “well capitalized” for federal regulatory purposes as a result of the deficiencies cited in the Order.  As a result of this reclassification, and terms from the Federal Reserve Board and the FHLB, as well as our FDIC deposit insurance premiums increased.

Impact of Inflation

The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. The primary impact of inflation is reflected in the increased cost of our operations. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. In a period of rapidly rising interest rates, the liquidity and maturity structures of our assets and liabilities are critical to the maintenance of acceptable performance levels.

The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of noninterest expense. Expense items such as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in dollar value of the collateral securing loans that we have made. Our management is unable to determine the extent, if any, to which properties securing loans have appreciated in dollar value due to inflation.

Recent Accounting Pronouncements

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance.  The Company adopted this ASU during the quarter ended March 31, 2011, adoption of this ASU has significantly expanded the disclosures within our Consolidated Financial Statements.

In January 2011, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (“ASU”) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities.  The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  The guidance is effective for interim and annual periods ending after September 15, 2011.  The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  The update provides additional guidance relating to when creditors should classify loan modifications as troubled debt restructurings.  The ASU also ends the deferral issued in January 2010 of the disclosures about troubled debt restructurings required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 and the disclosure requirements of ASU No. 2010-20 are effective for the Company’s interim reporting period ending September 30, 2011.  The guidance applies retrospectively to restructurings occurring on or after January 1, 2011.  The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  The update amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion.  ASU No. 2011-03 is effective for the Company’s reporting period beginning on or after December 15, 2011.  The guidance applies prospectively to transactions or modification of existing transactions that occur on or after the effective date and early adoption is not permitted.  The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The update amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets.  The Update also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position.  Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurements, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well as disclosure of the level of the fair value of items that are not measure at fair value in the financial statements but disclosure of fair value is required.  The provisions of ASU No. 2011-04 are effective for the Company’s reporting period beginning after December 15, 2011 and should be applied prospectively.  The Company is currently evaluating the impact of this ASU and does not expect it to have a material impact on the Company’s Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  The update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuos statement of comprehensive income or in two separate but consecutive statements.  The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must to reclassified to net income.  The amendments do not change the option for a company to present components of other comprehensive income either net or related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items.  The amendments do not affect how earnings per share is calculated or presented.  The provisions of ASU No. 2011-05 are effective for the Company’s reporting periods beginning after December 15, 2011 and should be applied retrospectively.  Early adoption is permitted, although the Company has not yet adopted this ASU, and there are no required transition disclosures.  The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises principally from interest rate risk inherent in our lending, investing, deposit and borrowings activities.  Management actively monitors and manages its interest rate risk exposure.  In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could have a potentially have a material effect on our financial condition and result of operations. The information contained in Section 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in this Form 10-K is incorporated herein by reference.

Item 8.            Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Anchor Bancorp
Lacey, WA

We have audited the accompanying consolidated statement of financial condition of Anchor Bancorp (the Company) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anchor Bancorp as of June 30, 2011and 2010, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/Moss Adams LLP

Spokane, Washington
September 12, 2011

ANCHOR BANCORP

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(Dollars in thousands, except share data)
	June 30,
	2011	2010
ASSETS
Cash and due from banks	$63,757	$32,831
Securities available for sale, at fair value, amortized cost of $35,814 and $45,811	38,163	48,779
Securities held to maturity, at amortized cost, fair value of $8,157 and $10,710	7,587	10,035
Loans held for sale	225	3,947
Loans receivable, net of allowance for loan losses of $7,239
and $16,788	325,464	389,411
Life insurance investment, net of surrender charges	17,612	16,920
Accrued interest receivable	1,810	2,158
Real estate owned, net	12,597	14,570
Federal Home Loan Bank (FHLB) stock, at cost	6,510	6,510
Property, premises, and equipment, at cost, less accumulated depreciation of $15,234 and $14,489	13,076	14,435
Federal income tax receivable	-	2,336
Deferred tax asset, net	551	373
Prepaid expenses and other assets	1,583	2,524
Total assets	$488,935	$544,829

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$30,288	$28,718
Interest-bearing	309,186	327,070
Total deposits	339,474	355,788

FHLB advances	85,900	136,900
Advance payments by borrowers for taxes and insurance	1,389	1,423
Supplemental Executive Retirement Plan liability	1,838	1,939
Accounts payable and other liabilities	2,882	4,109
Total liabilities	431,483	500,159
Commitments and Contingencies (Note 16)

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	-	-
Common stock, $.01 par value per share; authorized 45,000,000 shares; 2,550,000 issued and 2,450,833 outstanding
at June 30, 2011 and 0 outstanding at June 30, 2010	25	-
Additional paid-in capital	23,187	-
Retained earnings, substantially restricted	33,458	42,278
Unearned Employee Stock Ownership Plan (ESOP) shares	(992)	-
Accumulated other comprehensive income, net of tax	1,774	2,392
Total stockholders’ equity	57,452	44,670
Total liabilities and stockholders’ equity	$488,935	$544,829

See accompanying summary of significant accounting policies and notes to consolidated financial statements

ANCHOR BANCORP

CONSOLIDATED STATEMENT OF OPERATIONS
Years ended June 30, 2011, 2010, and 2009
(Dollars in thousands, except share data)

	Years ended June 30,
	2011	2010	2009
Interest income:
Loans receivable, including fees	$23,465	$29,109	$33,123
Securities	358	402	1,029
Mortgage-backed securities	2,146	2,992	2,898
Total interest income	25,969	32,503	37,050
Interest expense:
Deposits	5,830	9,548	13,308
FHLB advances	2,172	5,102	7,440
Total interest expense	8,002	14,650	20,748
Net interest income before provision for loan losses	17,967	17,853	16,302
Provision for loan losses	8,078	2,615	20,263

Net interest income (loss) after provision for loan losses	9,889	15,238	(3,961)

Noninterest income
Deposit service fees	2,288	2,719	2,945
Other deposit fees	860	816	778
Gain on sale of investments	135	-	5
Loan fees	971	913	1,158
Gain on sale of loans	174	956	443
Other income	1,324	1,403	1,083
Other-than-temporary impairment on Fannie Mae preferred stock	-	-	(635)
Total noninterest income	5,752	6,807	5,777

Noninterest expense
Compensation and benefits	8,365	8,973	10,178
General and administrative expenses	4,827	5,036	4,669
Real estate owned impairment	4,624	3,143	723
Federal Deposit Insurance Corporation (FDIC) insurance premiums	1,164	1,414	1,447
Information technology	2,049	1,952	2,090
Occupancy and equipment	2,337	2,581	3,147
Deposit services	708	885	889
Marketing	543	474	796
Loss on sale of property, premises, and equipment	168	115	731
(Gain) loss on sale of real estate owned	(324)	10	322
Total noninterest expense	24,461	24,583	24,992
Loss before benefit for income tax	(8,820)	(2,538)	(23,176)
Benefit for income tax	-	(2,958)	(2,923)
Net income (loss)	$(8,820)	$420	$(20,253)
Basic loss per share	$(3.28)	N/A	N/A
Diluted loss per share	$(3.28)	N/A	N/A

See accompanying summary of significant accounting policies and notes to consolidated financial statements

ANCHOR BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Years Ended June 30, 2011
(Dollars in thousands, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings, Substantially Restricted	Unearned ESOP Shares	Accumulated Other Comprehensive Income, Net of Tax	Total Stockholders’ Equity

Balance at June 30, 2008	-	$ -	$ -	$ 62,111	$ -	$ 251	$ 62,362

Comprehensive loss
Net loss				(20,253)			$ (20,253)
Change in fair value of securities
available for sale, net						805	805
Total comprehensive loss							$ (19,448)

Balance at June 30, 2009	-	-	-	41,858	-	1,056	42,914

Comprehensive income
Net income				420			$ 420
Change in fair value of securities
available for sale, net						1,336	1,336
Total comprehensive income							$ 1,756

Balance at June 30, 2010	-	-	-	42,278	-	2,392	44,670

Comprehensive loss
Net loss				(8,820)			$ (8,820)
Change in fair value of securities
available for sale, net						(618)	(618)
Total comprehensive loss							$ (9,438)

Proceeds from public offering, net of expenses	2,550,000	25	23,187				23,212
ESOP shares purchased					(1,020)		(1,020)
Allocation of ESOP shares					28		28

Balance at June 30, 2011	2,550,000	$ 25	$ 23,187	$ 33,458	$ (992)	$ 1,774	$ 57,452

See accompanying summary of significant accounting policies and notes to consolidated financial statements

ANCHOR BANCORP

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Years ended June 30, 2011, 2010, and 2009
(Dollars in thousands, except share data)

	Year Ended June 30,
	2011	2010	2009

NET INCOME (LOSS)	$(8,820)	$420	$(20,253)

OTHER COMPREHENSIVE INCOME, net of
income tax
Unrealized holding gain (losses) on available-for-sale
securities during the period, net of income tax (benefit)
expense of ($365), $688 and $200, respectively	(483)	1,393	389

Adjustment for realized gains (losses) included in
net income, net of income tax (provision)
benefit of $0, ($30), and $214, respectively	(135)	(57)	416

Other comprehensive income (loss), net of
income tax	(618)	1,336	805

COMPREHENSIVE INCOME (LOSS)	$(9,438)	$1,756	$(19,448)

See accompanying summary of significant accounting policies and notes to consolidated financial statements

ANCHOR BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS
Years ended June 30, 2011, 2010, and 2009
(In thousands)

	Year ended June 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,820)	$420	$(20,253)
Adjustments to reconcile net income (loss) to
net cash from operating activities
Depreciation and amortization	1,111	1,349	1,533
Net amortization of premiums on securities	92	378	447
Provision for loan losses	8,078	2,615	20,263
ESOP expense	28	-	-
Real estate owned impairments	4,624	3,142	755
Deferred income taxes, net of valuation allowance	(177)	278	944
Income from life insurance investment	(692)	(703)	(680)
Gain on sale of loans	(174)	(956)	(443)
Gain on sale of investments	(135)	(87)	(5)
Originations of loans held for sale	(11,605)	(37,581)	(67,833)
Proceeds from sale of loans held for sale	15,503	43,096	33,916
Loss on sale of property, premises, and equipment	168	115	731
(Gain) loss on sale of real estate owned	(324)	10	322
Other-than-temporary impairment on FNMA preferred stock	-	-	635
(Decrease) Increase in operating assets and liabilities:
Accrued interest receivable	348	(464)	(410)
Prepaid expenses, other assets, and federal income tax receivable	1,738	(25)	(3,131)
Supplemental Executive Retirement Plan	(101)	62	18
Accounts payable and other liabilities	(1,227)	504	803

Net cash provided by (used by) operating activities	8,435	12,153	(32,388)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available for sale securities	4,395	18,537	16,750
Principal payments on mortgage-backed securities available for sale	5,825	6,399	9,515
Principal payments on mortgage-backed securities held to maturity	2,431	2,504	2,266
Loan originations, net of undisbursed loan proceeds and principal repayments	44,607	51,952	(12,112)
Proceeds from sale of real estate owned	9,608	8,032	3,574
Capital improvements on real estate owned	(319)	(365)	(12)
Proceeds from sale of disposal of property, premises, and equipment	-	-	124
Purchase of fixed assets, net of transfers	80	(256)	(2,271)

Net cash provided by investing activities	66,627	86,803	17,834

See accompanying summary of significant accounting policies and notes to consolidated financial statements

ANCHOR BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
Years ended June 30, 2011, 2010, and 2009
(In thousands)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)	Year ending June 30,
(dollars in thousands, except share data)	2011	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(16,314)	(115,925)	81,764
Net change in advance payments by borrowers for taxes and insurance	(34)	12	(160)
Proceeds from FHLB advances	47,543	60,900	140,020
Repayment on FHLB advances	(98,543)	(53,500)	(175,685)
Proceeds from stock offering, net of costs	23,212	-	-

Net cash (used by) provided from financing activities	(44,136)	(108,513)	45,939

NET CHANGE IN CASH AND DUE FROM BANKS	30,926	(9,557)	31,385

Beginning of period	32,831	42,388	11,003

End of period	$63,757	$32,831	$42,388

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities
Net loans transferred to real estate owned	$11,615	$22,389	$5,793

Portfolio loans transferred to loans held for sale	$-	$3,374	$-

Loans held-for-sale transferred to portfolio	$-	$139	$-

Originations of mortgage servicing rights	$43	$319	$549

Loans securitized into mortgage-backed securities	$-	$5,016	$30,269

Cash paid during the period for
Interest	$8,240	$14,833	$20,847

Income taxes	-	665	325

See accompanying summary of significant accounting policies and notes to consolidated financial statements

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

Note 1 - Organization and Summary of Significant Accounting Policies

Conversion and Change in Corporate Form - On January 25, 2011, in accordance with a Plan of Conversion (Plan) adopted by its Board of Directors and as approved by its depositors and borrower members,  Anchor Mutual Savings Bank (the Bank) (i) converted from a mutual savings bank to a stock savings bank, (ii) changed its name to “Anchor Bank”,  and (iii) became the wholly-owned subsidiary of Anchor Bancorp (the Company), a bank holding company registered with the Board of Governors of the Federal Reserve System. In connection with the conversion, the Company issued an aggregate of 2,550,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $25.5 million. The cost of conversion and the issuance of capital stock was approximately $2.3 million, which was deducted from the proceeds of the offering.

Pursuant to the Plan, the Bank’s Board of Directors adopted an employee stock ownership plan (“ESOP”), which subscribed for 4% of the common stock sold in the offering or 102,000 shares. As provided for in the Plan, the Bank also established a liquidation account in the amount of retained earnings as of June 30, 2010. The liquidation account will be maintained for the benefits of eligible savings account holders as of June 30, 2007 and supplemental eligible account holders as of September 30, 2010 who maintain deposit accounts in the Bank after conversion. The conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities, and equity unchanged as a result.

General – The “Company” was incorporated in September 2008 as the proposed holding company for Anchor Bank in connection with the Bank’s conversion from the mutual to stock form of ownership, which was completed on January 25, 2011.

Anchor Bank is a community-based savings bank primarily serving Western Washington through its 14 full-service banking offices (including four Wal-Mart in-store locations) and one loan production office located within Grays Harbor, Thurston, Lewis, Mason and Pierce counties, Washington. Anchor Bank’s business consists of attracting deposits from the public and utilizing those deposits to originate loans.

Lines of business - The Bank’s operations include commercial banking services, such as lending activities, deposit products, and other cash management services. The performance of the Bank is reviewed by the Board of Directors and Senior Management Committee. The Senior Management Committee, which is the senior decision-making group of the Bank, is composed of five members, including the President/Chief Executive Officer. The Company’s activities are considered to be a single industry segment for financial reporting purposes.

Financial statement presentation and use of estimates - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reporting practices applicable to the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as of the date of the consolidated balance sheet, and revenues and expenses for the period. Actual results could differ from estimated amounts. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate owned, and deferred tax assets. In the ordinary course of business, the Bank enters into commitments to extend credit, including commitments under lines of credit, bank cards, letters of credit, standby letters of credit, and guarantees. Such financial instruments are recorded when they are funded.

Principles of consolidation - The consolidated financial statements include the accounts of Anchor Bancorp and its wholly owned subsidiary, Anchor Bank. All material intercompany accounts have been eliminated in consolidation.

Cash and due from banks - For purposes of the consolidated statement of cash flows, the Bank considers all deposits and funds in interest-bearing accounts with an original term to maturity of three months or less to be cash equivalents. The Bank maintains its cash in bank deposit accounts that, at times, may exceed the federally insured limits. The Bank has not experienced any losses in such accounts and evaluates the credit quality of these banks and financial institutions to mitigate its credit risk.

Restricted assets - Federal Reserve Board regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank. The amount required to be on deposit was $1,140 and $1,328 at June 30,

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

2011 and 2010, respectively. The Bank was in compliance with this requirement at June 30, 2011 and 2010.

The Bank formerly posted cash collateral for retail Visa activity with third-party financial institutions. At June 30, 2011 and 2010, cash collateral totaled $0 and $654, respectively.

Investment securities - Securities are classified as held-to-maturity when the Bank has the ability and positive intent to hold them to maturity. Securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Securities bought and held principally for the purpose of sale in the near term are classified as trading securities and are carried at fair value. There were no trading securities at June 30, 2011 and 2010. Securities not classified as trading or held-to-maturity are classified as available-for-sale. Unrealized holding gains and losses on securities available-for-sale are excluded from earnings and are reported net of tax as a separate component of equity until realized. These unrealized holding gains and losses, net of tax, are also included as a component of comprehensive income. The Bank evaluates securities for other-than-temporary impairment on a periodic basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and that whether the Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. In analyzing an issuer’s financial condition, the Bank may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

Realized gains and losses are recorded on the trade date and are determined using the specific identification method.

Federal Home Loan Bank stock - The Bank’s investment in FHLB stock is carried at cost, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At June 30, 2011 and 2010, the Bank’s minimum investment requirement was $3,816 and $5,793, respectively. The Bank was in compliance with the FHLB minimum investment requirement at June 30, 2011 and 2010.

Management evaluates FHLB stock for impairment as needed. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB.

Securitizations - The Bank securitizes, sells, and services interests in residential home loans. The Bank securitizes and sells through the Federal Home Loan Mortgage Corporation and Branch Banking and Trust Company. Of the total serviced loan portfolio at June 30, 2011 and 2010, $63,652 and $75,189, respectively, represent securitized loans; the remaining balance of serviced loans is composed of direct loan sales and participations. The loans have been sold without recourse, servicing retained. All principal, interest, late fees, and escrow payments are collected and remitted to the investor daily.

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of unamortized nonrefundable loan fees and related direct loan origination costs. Deferred net fees and costs are recognized in interest income over the loan term using a method that generally produces a level yield on the unpaid loan balance. Interest is accrued primarily on a simple interest basis.

Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or because such loans have become contractually past due 90 days with respect to principal or interest. When a loan is placed on nonaccrual, all previously accrued but uncollected interest is reversed against current-period interest income. All subsequent

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

payments received are first applied to unpaid principal and then to unpaid interest. Interest income is accrued at such time as the loan is brought fully current as to both principal and interest, and, in management’s judgment, such loans are considered to be fully collectible.

Loans are considered impaired when, based on current information, management determines it is probable that the Bank will be unable to collect all amounts due according to the terms of the loan agreement, including scheduled interest payments. Impaired loans are carried at the lower of the recorded investment in the loan, the estimated present value of expected future cash flows discounted at the loan’s effective date, or the fair value of the collateral if the loan is collateral-dependent. Excluded from impairment analysis are large groups of smaller balance homogeneous loans, such as consumer and residential mortgage loans.

Allowance for loan losses - Key elements of the allowance for loan loss methodology include the specific loan loss reserve, the general loan loss reserve, and the unallocated reserve, individually described below.

The specific loan loss reserve is established for individually impaired loans when the discounted cash flow or collateral value of the impaired loan is lower than the carrying value of that loan.

The general loan loss reserve is calculated by applying by a specific loss percentage factor to the various groups of loans by loan type, based upon historic loss experience, and adjusted based upon the risk grade attached to any loan or group of loans. This portion of the allowance may be further adjusted for qualitative and environmental conditions such as changes in lending policies and procedures; experience and ability of lending staff; concentrations of credit; national, regional, and local economic conditions; and other factors including levels and trends of delinquency.

The unallocated reserve recognizes the estimation risk associated with the mathematical calculations applied in both specific and general portions of the allowance for loan loss, together with the assumption risk relative to management’s assessment of the variables included in the qualitative and environmental factors.

The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current-period operating results and decreased by the amount of chargeoffs, net of recoveries. Various regulatory agencies, as part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require management to make adjustments to the allowance using judgments available to them at the time of their examination.

Loans held-for-sale - Loans originated as held-for-sale are carried at the lower of cost or market value on an aggregate basis. Net unrealized losses, if any, are recognized through a valuation allowance by a charge to income. Nonrefundable fees and direct loan origination costs related to loans held-for-sale are deferred and recognized when the loans are sold.

Real estate owned - Real estate owned (REO) and other repossessed items consist of properties or assets acquired through or in lieu of foreclosure in full satisfaction of a loan receivable, and are recorded initially at the lower of cost or fair value of the REO properties less estimated costs of disposal with any initial losses charged to the allowance for loan losses. Costs relating to development and improvement of the properties or assets are capitalized, while costs relating to holding the properties or assets are expensed. Valuations are periodically performed by management, and a charge to earnings is recorded if the recorded value of a property exceeds its estimated net realizable value.

Gains or losses at the time the property is sold are charged or credited to noninterest expense in the period in which they are realized. The amounts the Bank will ultimately recover from real estate owned may differ substantially from the carrying value of the assets because of future market factors beyond the control of the Bank or because of changes in the Bank’s strategy for recovering its investments.

Life insurance investment - The Bank is the sole beneficiary of life insurance policies that are recorded at their cash surrender value, net of any surrender charges, and cover certain key executives of the Bank. The $692, $703,

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

and $680 of income for the years ended June 30, 2011, 2010, and 2009, respectively, is tax-exempt and included in other income.

Transfers of financial assets - Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Mortgage servicing rights - Mortgage servicing rights are recorded as separate assets at fair value when mortgage loans are originated and subsequently sold or securitized (and held as available-for-sale securities) with servicing rights retained. Annually, the Bank estimates the fair value of its mortgage servicing rights based upon observed market prices.

Mortgage servicing rights are amortized in proportion to, and over, the estimated period that net servicing income will be collected. The carrying value of mortgage servicing rights is periodically evaluated in relation to estimated future cash flows to be received, and such carrying value is adjusted for indicated impairments based on management’s best estimate of the remaining cash flows. The Bank has stratified its mortgage servicing rights based on whether the loan was sold or securitized and the interest rate of the underlying loans. The Bank uses the direct write-down method for mortgage servicing rights where the serviced loan has been paid off.  The mortgage servicing asset was $677 and $924 at June 30, 2011 and 2010, respectively, and is included in prepaid expenses and other assets in the consolidated statement of financial condition.

Property, premises, and equipment - Property, premises, and equipment are stated at cost less accumulated depreciation. The depreciation charged is computed on the straight-line method over estimated useful lives as follows:

Buildings	40 years
Furniture and equipment	5 - 10 years
Improvements	10 years
Computer equipment	3 years

Income taxes - The Bank accounts for income taxes using the asset and liability method, and deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities. These deferred taxes are measured by the provisions of currently enacted tax laws. When circumstances warrant, the Bank assesses the likelihood that the net deferred tax assets will more likely than not be recovered from future projected taxable income.

Advertising costs - The Bank expenses advertising costs as they are incurred. Total advertising expenses were  $543, $474, and $796 for the years ended June 30, 2011, 2010, and 2009, respectively.

Financial instruments - In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Contingencies - The Bank is a defendant in various legal proceedings arising in connection with its business. It is the opinion of management that the financial position and the results of operations of the Bank will not be materially adversely affected by the final outcome of the legal proceedings and that adequate provision has been made in the accompanying consolidated financial statements.

At periodic intervals, the Washington State Department of Financial Institutions (DFI) and the FDIC routinely examine the Bank’s financial statements as part of their legally prescribed oversight of the banking industry. Based on these examinations, the regulators can direct that the Bank’s financial statements be adjusted in accordance with their findings.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

Employee Stock Ownership Plan (ESOP) – The costs of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Earnings (Loss) Per Share (EPS) – Basic EPS is computed by dividing net income or (loss) by the weighted-average number of common shares outstanding during the period. As ESOP shares are committed to be released they become outstanding for EPS calculation purposes. ESOP shares not committed to be released are not considered outstanding. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted earnings (loss) per share reflects the weighted-average potential dilution that could occur if all potentially dilutive securities or other commitments to issue common stock were exercised or converted into common stock using the treasury stock method.

Comprehensive income - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income (loss). Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale investments, are reported as a separate component of equity.

Fair value - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Bank determined the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair values. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank’s estimates for market assumptions.

Valuation inputs refer to the assumptions market participants would use in pricing a given asset or liability using one of the three valuation techniques. Inputs can be observable or unobservable. Observable inputs are those assumptions that market participants would use in pricing the particular asset or liability. These inputs are based on market data and are obtained from an independent source. Unobservable inputs are assumptions based on the Bank’s own information or estimate of assumptions used by market participants in pricing the asset or liability. Unobservable inputs are based on the best and most current information available on the measurement date.

All inputs, whether observable or unobservable, are ranked in accordance with a prescribed fair value hierarchy:

•	Level 1 - Quoted prices for identical instrument in active markets.

•
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-driven valuations whose inputs are observable.

•	Level 3 - Instruments whose significant value drivers are unobservable.

Recently issued accounting pronouncements - On July 21, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables, and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact, and the segment information of troubled debt restructurings will also be required (the troubled debt restructure segment was delayed until September 30, 2011). The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. The Company adopted this ASU during the quarter ended March 31, 2011. Adoption of this ASU has significantly expanded the disclosures within the consolidated financial statements.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

In January 2011, FASB issued ASU No. 2011-01,  Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance is effective for interim and annual periods ending after September 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The update provides additional guidance relating to when creditors should classify loan modifications as troubled debt restructurings. This ASU also ends the deferral issued in January 2010 of the disclosures about troubled debt restructurings required by ASU No. 2010-20. The provisions of ASU No. 2011-02 and the disclosure requirements of ASU No. 2010-20 are effective for the Company’s interim reporting period ending September 30, 2011. The guidance applies retrospectively to restructurings occurring on or after January 1, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The update amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion. ASU No. 2011-03 is effective for the Company’s reporting period beginning on or after December 15, 2011. The guidance applies prospectively to transactions or modification of existing transactions that occur on or after the effective date and early adoption is not permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The update amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The update also clarifies that the fair value measurement of financial assets and financial liabilities, which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs, as well as disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The provisions of ASU No. 2011-04 are effective for the Company’s reporting period beginning after December 15, 2011 and should be applied prospectively. The Company is currently evaluating the impact of this ASU and does not expect it to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must to reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU No. 2011-05 are effective for the Company’s reporting periods beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted although the Company has not yet adopted this ASU and there are no required transition disclosures. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

Note 2 – Regulatory Order, Economic Environment, and Management’s Plans

On August 12, 2009, the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Order”) with the FDIC and the DFI. The FDIC and DFI determined that the Bank had engaged in unsafe or unsound banking practices. Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the DFI. Other material provisions of the Order require the Bank to: (i) maintain specified capital and liquidity ratios and (ii) prepare and submit progress reports to the FDIC and DFI. The Order will remain in effect until modified or terminated by the FDIC and the DFI. The Bank has been actively engaged in responding to the concerns raised by the Order.

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

The Bank’s first priority is to maintain liquidity sufficient to continue to meet all obligations as they come due. The Bank’s second priority is to reduce nonperforming assets. The Bank’s third priority is to increase capital levels in order to offset net losses incurred. The Bank completed a public offering in January 2011, which increased the Bank’s capital levels. The Bank intends to use this additional capital raised in its recent public offering for future lending and investment activities and for general and other corporate purposes pursuant to regulatory limitations included in the Order.

Although the Bank is “well capitalized” at June 30, 2011 based on consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, because of the deficiencies cited in the Order, the Bank is not regarded as “well capitalized” for federal regulatory purposes.

Management believes the Bank is taking appropriate steps to comply with the Order.

Note 3 - Securities

The amortized cost and estimated fair market values of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2011	Cost	Gains	Losses	Value
Securities available-for-sale

Municipal bonds	$2,355	$45	$-	$2,400
U.S. government agency securities	3,000	45	-	3,045
FHLMC mortgage-backed securities	30,459	2,259	-	32,718
	$35,814	$2,349	$-	$38,163

Securities held-to-maturity
FHLMC mortgage-backed securities	$7,438	$570	$-	$8,008
Municipal bonds	149	-	-	149
	$7,587	$570	$-	$8,157

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value
Securities available-for-sale

Municipal bonds	$3,372	$67	$(8)	$3,431
U.S. government agency securities	2,999	152	-	3,151
FHLMC mortgage-backed securities	39,440	2,757	-	42,197
	$45,811	$2,976	$(8)	$48,779

Securities held-to-maturity
FHLMC mortgage-backed securities	$9,880	$675	$-	$10,555
Municipal bonds	155	-	-	155
	$10,035	$675	$-	$10,710

At June 30, 2011, there were no securities in an unrealized loss position. At June 30, 2010, there was one security in an unrealized loss position for less than 12 months. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of June 30, 2011 and June 30, 2010, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2011
Securities available-for-sale
Municipal bonds	$-	$-	$-	$-	$-	$-

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2010
Securities available-for-sale
Municipal bonds	$636	$8	$-	$-	$636	$ (8)

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

Contractual maturities of securities at June 30, 2011 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	Amortized
June 30, 2011	Cost	Fair Value
Securities available-for-sale
Due within one year	$3,520	$3,573
Due one to five years	1,415	1,452
Due five years to ten years	205	205
Due after ten years	215	215

Mortgage-backed securities	30,459	32,718
	$35,814	$38,163

	Amortized
	Cost	Fair Value
Securities held to maturity
Due after ten years	$149	$149

Mortgage-backed securities	7,438	8,008
	$7,587	$8,157

Sales of securities are summarized as follows:

	Year Ended
	June 30,
	2011	2010	2009

Proceeds from sales	$3,393	$18,537	$16,750
Gross realized gains	$135	$120	$5
Gross realized losses	$--	$33	$--

At June 30, 2011 and 2010, respectively, securities with total par values of $ 4,280 and $6,697, and total fair values of $4,659 and $6,783 were pledged to secure certain public deposits. Securities with total par values of $930 and $702 and total fair values of $981 and $756, respectively, were pledged to secure certificates of deposit in excess of FDIC-insured limits. Securities with total par values of $8,384 and $2,927 and total fair values of $8,940 and $2,971, respectively, were pledged to secure FHLB borrowings. At June 30, 2011 and 2010, respectively, securities with total par values of $0 and $949 and a total fair value of $0 and $942 were pledged to secure a line of credit with the Federal Reserve Bank of San Francisco.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

Note 4 – Loans Receivable

Loans receivable consisted of the following:

	June 30,
	2011	2010
Real estate
One to four family residential	$97,133	$112,835
Multi-family residential	42,608	45,983
Commercial	105,997	118,492
Construction	11,650	36,812
Land loans	6,723	7,843

Total real estate	264,111	321,965

Consumer
Home equity	35,729	42,446
Credit cards	7,101	7,943
Automobile	5,547	8,884
Other consumer loans	3,595	4,160

Total consumer	51,972	63,433

Commercial business loans	17,268	21,718

Total loans	333,351	407,116

Less
Deferred loan fees and unamortized
discount on purchased loans	648	917
Allowance for loan losses	7,239	16,788

	$325,464	$389,411

A summary of activity in the allowance for loan losses follows:

	June 30,
	2011	2010	2009

Beginning balance	$16,788	$24,463	$7,485
Provision for losses	8,078	2,615	20,263
Charge-offs	(18,571)	(10,626)	(3,389)
Recoveries	944	336	104

	$7,239	$16,788	$24,463

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

The following table presents the activity in the allowance for loan losses and impairment method by segment for the 12 months ended June 30, 2011.

	One- to four- family	Multi- family residential	Commercial real estate	Construction	Land	Consumer (1)	Commercial Business	Unallocated	Total

Allowance for loan losses:
Beginning balance	$3,694	$363	$1,000	$7,676	$296	$2,330	$1,429	$-	$16,788
Provision for loan losses	1,051	(275)	(248)	1,900	(105)	1,497	4,258	-	8,078
Charge-offs	(3,003)	-	(584)	(8,915)	-	(1,888)	(4,181)	-	(18,571)
Recoveries	238	-	5	502	-	196	3	-	944

Ending balance	$1,980	$88	$173	$1,163	$191	$2,135	$1,509	$-	$7,239

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only type of consumer loans with an impairment are home equity loans.

The following table presents the activity in the allowance for loan losses and impairment method by segment for the twelve months ended June 30, 2010.

	One- to four- family	Multi- family residential	Commercial real estate	Construction	Land	Consumer (1)	Commercial Business	Unallocated	Total

Allowance for loan losses:
Beginning balance	$861	$632	$1,487	$16,558	$184	$2 ,035	$206	2,500	$24,463
Provision for loan losses	3,434	(269)	(456)	(3,912)	2,948	2,147	1,223	(2,500)	2,615
Charge-offs	(747)	-	(31)	(4,970)	(2,836)	(2,042)	-	-	(10,626)
Recoveries	146	-	-	-	-	190	-	-	336

Ending balance	$3,694	$363	$1,000	$7,676	$296	$2,330	$1,429	$-	$16,788

A loan is considered impaired when the Company has determined that it may be unable to collect payments of principal or interest when due under the terms of the loan. In the process of identifying loans as impaired, management takes into consideration factors which include payment history and status, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case by case basis, after taking into consideration the totality of circumstances surrounding the loans and the borrowers, including payment history and amounts of any payment shortfall, length and reason for delay, and likelihood of return to stable performance. Impairment is measured on a loan by loan basis for all loans in the portfolio except for the smaller groups of homogeneous consumer loans in the portfolio.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011:

	Recorded Investments (Loan Balance Less Charge off)	Unpaid Principal Balance	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized
With no Allowance recorded

One-to-four family	$13,481	$15,012	$-	$9,695	$700
Multi Family residential	437	442	-	221	25
Commercial Real Estate	7,153	7,203	-	3,602	324
Construction	5,256	7,458	-	5,096	108
Land	139	139	-	187	9
Home Equity	332	341	-	229	18
Credit Cards	-	-	-	-	-
Automobile	-	-	-	-	-
Other Consumer	-	-	-	-	-
Commercial business	2,692	5,630	-	2,961	189

With an Allowance recorded
One-to-four family	$1,331	$1,340	$326	$5,139	$69
Multi Family residential	-	-	-	243	-
Commercial Real Estate	380	380	6	406	7
Construction	2,845	2,845	649	7,517	198
Land	-	-	-	-	-
Home Equity	41	41	41	147	4
Credit Cards	-	-	-	-	-
Automobile	-	-	-	-	-
Other Consumer	-	-	-	-	-
Commercial business	390	390	133	1,190	25

Total
One-to-four family	$14,812	$16,352	$326	$14,834	$769
Multi Family residential	437	442	-	464	25
Commercial Real Estate	7,533	7,583	6	4,008	331
Construction	8,101	10,303	649	12,613	306
Land	139	139	-	187	9
Home Equity	373	382	41	376	22
Credit Cards	-	-	-	-	-
Automobile	-	-	-	-	-
Other Consumer	-	-	-	-	-
Commercial Business	3,082	6,020	133	4,151	214
Total	$34,477	$41,221	$1,155	$36,633	$1,676

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2010.

	Recorded Investments	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no Allowance recorded

One-to-four family	$4,379	$4,379	$-	$164
Multi Family residential	-	-	-	-
Commercial Real Estate	-	-	-	-
Construction	2,699	2,733	-	109
Land	235	235	-	9
Home Equity	117	117	-	5
Credit Cards	-	-	-	-
Automobile	-	-	-	-
Other Consumer	-	-	-	-
Commercial business	291	291	-	12

With an Allowance recorded
One-to-four family	$8,938	$8,938	$1,146	$356
Multi Family residential	487	487	6	19
Commercial Real Estate	433	433	64	17
Construction	12,189	12,189	6,168	486
Land	-	-	-	-
Home Equity	253	253	33	10
Credit Cards	-	-	-	-
Automobile	-	-	-	-
Other Consumer	-	-	-	-
Commercial business	1,991	1,991	1,073	79

Total
One-to-four family	$13,317	$13,317	$1,146	$520
Multi Family residential	487	487	6	19
Commercial Real Estate	433	433	64	17
Construction	14,888	14,922	6,168	595
Land	235	235	-	9
Home Equity	370	370	33	15
Credit Cards	-	-	-	-
Automobile	-	-	-	-
Other Consumer	-	-	-	-
Commercial Business	2,282	2,282	1,073	91
Total	$32,012	$32,046	$8,490	$1,266

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011.

	One- to four- family	Multi- family residential	Commercial real estate	Construction	Land	Consumer (1)	Commercial Business	Unallocated	Total

Allowance for loan losses:
Ending balance	$ 1,980	$88	$ 173	$ 1,163	$ 191	$ 2,135	$1,509	$ -	$7,239
Ending balance: individually evaluated for impairment	326	-	6	649	-	41	133	-	1,155
Ending balance: collectively evaluated for impairment	1,654	88	167	514	191	2,094	1,376	-	6,084

Loans receivable:
Ending balance	$ 97,133	$ 42,608	$105,997	$11,650	$6,723	$ 51,972	$17,268	$ -	$333,351
Ending balance: individually evaluated for impairment	14,812	437	7,533	8,101	139	373	3,082	-	34,477
Ending balance: collectively evaluated for impairment	82,321	42,171	98,464	3,549	6,584	51,599	14,186	-	298,874
(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only type of consumer loans with an impairment are home equity loans.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2010.

	One- to four- family	Multi- family residential	Commercial real estate	Construction	Land	Consumer (1)	Commercial Business	Unallocated	Total

Allowance for loan losses:
Ending balance	$ 3,694	$ 363	$ 1,000	$ 7,676	$ 296	$ 2,330	$ 1,429	$ -	$ 16,788
Ending balance: individually evaluated for impairment	1,146	6	64	6,169	-	33	1,073	-	8,491
Ending balance: collectively evaluated for impairment	2,548	357	936	1,507	296	2,297	356	-	8,297
									-
Loans receivable:
Ending balance	$ 112,835	$ 45,983	$118,492	$ 36,812	$7,843	$ 63,433	$ 21,718	$ -	$407,116
Ending balance: individually evaluated for impairment	13,049	487	433	14,888	235	370	2,282	-	31,744
Ending balance: collectively evaluated for impairment	99,786	45,496	118,059	21,924	7,608	63,063	19,436	-	375,372
(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only type of consumer loans with an impairment are home equity loans.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

The following table presents the recorded investment in nonaccrual and loans past 90 days still on accrual by type of loans.

	June 30,
	2011	2010
One- to four-family residential	$3,157	$3,855
Multi-family residential	-	-
Commercial	2,280	1,255
Construction	6,900	13,964
Land loans	90	-
Home equity	122	70
Automobile	63	63
Credit cards	137	-
Other	51	111
Commercial business loans	1,369	1,324
Total	$14,169	$20,642

The table above includes $10,976 nonaccrual and $3,193 in past due 90 days or more and still accruing, net of partial loan charge offs, for the year ending June 30, 2011. There were $19,756 in nonaccrual and $886 in past due 90 days or more and still accruing at June 30, 2010.

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

The following table presents past due loans, net of partial loan charge offs, by type as of June 30, 2011.

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Loans

One- to four-family	$3,220	$2,310	$3,157	$8,687	$88,446	$97,133
Multi-family residential	329	-	-	329	42,279	42,608
Commercial	2,934	716	2,280	5,930	100,067	105,997
Construction	-	910	6,900	7,810	3,840	11,650
Land	33	-	90	123	6,600	6,723
Home equity	321	164	122	607	35,122	35,729
Credit cards	84	194	137	415	6,686	7,101
Automobile	102	76	63	241	5,306	5,547
Other	48	-	51	99	3,496	3,595
Commercial business loan	47	390	1,369	1,806	15,462	17,268

Total	$7,118	$4,760	$14,169	$26,047	$307,304	$333,351

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

The following table presents past due loans by type as of June 30, 2010.

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Loans

One- to four-family	$2,892	$-	$3,855	$6,747	$106,088	$112,835
Multi-family residential	-	-	-	-	45,983	45,983
Commercial	978	-	1,255	2,233	116,259	118,492
Construction	2,441	-	13,964	16,405	20,407	36,812
Land	39	-	-	39	7,804	7,843
Home equity	493	157	70	720	41,726	42,446
Credit cards	231	-	-	231	7,712	7,943
Automobile	273	34	63	370	8,514	8,884
Other	34	3	111	148	4,012	4,160
Commercial business loan	297	-	1,324	1,621	20,097	21,718

Total	$7,678	$194	$20,642	$28,514	$378,602	$407,116

Credit Quality Indicator. Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful, or loss. An asset is considered substandard if it is inadequately protected by the current net worth and pay capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When the Bank classifies problem assets as either substandard or doubtful, it may establish a specific allowance to address the risk specifically or the Bank may allow the loss to be addressed in the general allowance. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose the Bank to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are designated as either watch or special mention assets.  At June 30, 2011, the Bank had no loans classified as doubtful or loss.

Additionally, the Bank categorizes loans as performing or nonperforming based on payment activity.  Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

The following table represents the internally assigned grade as of June 30, 2011, by type of loans.

Credit Risk Profile by Internally Assigned Grade
	One-to- four family	Multi- family	Commercial Real Estate	Construction	Land	Home Equity	Credit Card	Auto- mobile	Other Con- sumer	Commercial Business	Total
Grade:

Pass	$ 78,374	$32,775	$ 76,529	$ 2,164	$ 5,493	$ 33,750	$ 6,686	$5,247	$3,505	$ 8,967	$ 253,490
Watch	1,240	3,382	15,972	1,076	43	645	278	135	21	1,659	24,451
Special Mention	495	4,797	985	-	-	74	-	76	-	611	7,038
											-
Substandard	17,024	1,654	12,511	8,410	1,187	1,260	137	89	69	6,031	48,372

Total	$ 97,133	$ 42,608	$ 105,997	$ 11,650	$ 6,723	$ 35,729	$7,101	$5,547	$3,595	$ 17,268	$ 333,351

Credit Risk Profile based on Payment Activity

	One-to- four family	Multi- family	Commercial Real Estate	Construction	Land	Home Equity	Credit Cards	Auto- mobile	Other Con- sumer	Commercial Business	Total
Performing	$ 93,976	$ 42,608	$ 103,717	$ 4,750	$ 6,633	$ 35,607	$ 6,964	$ 5,484	$3,544	$ 15,899	$ 319,182

Nonperforming	3,157	-	2,280	6,900	90	122	137	63	51	1,369	14,169

Total	$ 97,133	$ 42,608	$ 105,997	$ 11,650	$ 6,723	$ 35,729	$ 7,101	$ 5,547	$ 3,595	$ 17,268	$ 333,351

Internally assigned credit risk grades were as of June 30, 2010 are as follow:

Pass	$ 321,539
Watch	$ 25,739
Special mention	$ 19,484
Substandard	$ 40,354

Performing loans were $386,474 and nonperforming loans were $20,642 as of June 30, 2010.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

The Bank originates both adjustable and fixed-interest-rate loans.  Adjustable rate loans have interest rate adjustment limitations and are generally indexed to either the one-year Treasury bill or the monthly weighted-average cost of funds for as published by the FHLB of Seattle. At June 30, 2011, the composition of these loans, less undisbursed amounts, was as follows:

	Fixed	Adjustable
	Rate	Rate	Total

Less than one year	$17,260	$15,679	$32,939
After one through five years	82,860	37,622	120,482
After five through ten years	39,706	23,489	63,195
After ten years	99,886	16,849	116,735

	$239,712	$93,639	$333,351

Troubled Debt Restructure. Troubled debt restructured loans, included in impaired loans, totaled $15,000 and $7,400, with $2,700 and zero currently in non-accrual for June 30, 2011 and 2010, respectively.  Restructuring loans is an option that the Bank uses to minimize risk of loss. The modifications have included items such as lowering the interest on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank’s best interest. At June 30, 2011, there were no commitments to lend additional funds to borrowers whose loans have been modified in troubled debt restructurings.

Note 5 - Real Estate Owned, Net

The following table presents activity related to REO for the periods shown:

	June 30,
	2011	2010

Beginning balance	$14,570	$2,990
Loans Transferred to REO	11,615	22,389
Capitalized Improvements	319	365
Sales	(9,283)	(8,032)
Impairments	(4,624)	(3,142)
	$12,597	$14,570

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

Note 6 - Property, Premises, and Equipment

Property, premises, and equipment owned by the Bank are summarized as follows:

	June 30,
	2011	2010

Land	$2,414	$2,414
Building and improvements	17,480	18,348
Furniture and fixtures	6,905	6,436
Automobiles	286	311
Software	1,202	1,197
Leasehold improvements	22	218

	28,309	28,924
Less accumulated depreciation and amortization	(15,233)	(14,489)

Property, premises, and equipment, net of
depreciation and amortization	$13,076	$14,435

Depreciation and amortization expense for the years ended June 30, 2011, 2010, and 2009, was $1,111, $1,349, and $1,533, respectively.

Note 7 - Deposits

Deposits consist of the following:

	June 30,
	2011		2010
	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$30,288	8.9%	$28,718	8.1%
Interest-bearing demand deposits,
weighted-average rate of .29%
and .52% in 2011 and 2010,
respectively	17,387	5.1%	25,483	7.2%
Savings deposits, weighted-average rate
of .72% in 2011 and .76% in 2010	32,263	9.5%	29,756	8.4%
Money market accounts, weighted-
average rate of . 95% and 1.46% in
2011 and 2010, respectively	78,017	23.0%	70,367	19.8%
Certificates of deposit
0.00 to 3.49%	144,044	42.5%	114,657	32.1%
3.50 to 5.49%	37,475	11.0%	86,807	24.4%

Total certificates of deposit	181,519	53.5%	201,464	56.5%

Total deposits	$339,474	100.0%	$355,788	100.0%

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

Certificates of deposits in denominations of $100 or more were $77,735 and $86,862 at June 30, 2011 and 2010, respectively. Interest on certificates of deposits in denominations of $100 or more totaled $2,285, $4,239, and $7,099 for the years ended June 30, 2011, 2010, and 2009, respectively. Included in deposits at June 30, 2011 and 2010, were $8,024 and $10,833, respectively, of public funds. Brokered deposit balances were $0 and $21,765 at June 30, 2011 and 2010, respectively.

As of June 30, 2011, certificates mature as follows:

	June 30,
	2011	2010

One year or less	$72,211	$124,596
After one year through three years	44,096	41,450
More than three years	65,212	35,418

	$181,519	$201,464

Note 8 - Borrowings

The Bank is a member of the FHLB of Seattle. Based on eligible collateral, consisting of loans at June 30, 2011 and 2010, the total amount available under this line of credit was $123,935 and $142,888, respectively. Total advances outstanding at June 30, 2011 and 2010 were $85,900 and $136,900, respectively. The net remaining amounts available as of June 30, 2011 and 2010 were $38,035 and $5,988, respectively. Borrowings generally provide for interest at the then-current published rates. FHLB advances (at weighted-average interest rates of 1.75% and 3.07% at June 30, 2011 and 2010, respectively) and lines of credit are scheduled to mature as follows:

	June 30,
	2011	2010

One year or less	$21,000	$98,400
After one year through three years	47,400	21,000
More than three years	17,500	17,500

	$85,900	$136,900

Advances from FHLB are collateralized by all FHLB stock owned by the Bank, deposits with the FHLB, certain investments, and all loans as described in the Advances, Pledge, and Security Agreement with the FHLB. The maximum and average outstanding advances and lines of credit from the FHLB are as follows:

	June 30,
	2011	2010
Highest outstanding advances at month-end
for the previous 12 months	$121,900	$136,900

Average outstanding	$104,408	$135,975

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

The Bank established a line of credit with the Federal Reserve Bank of San Francisco, subject to collateralization requirements. In 2011 the Bank closed the line of credit with the Federal Reserve Bank and collateral was released. Based on eligible collateral at June 30, 2010, the Bank had an available line of credit of $875. At June 30, 2010, there was no outstanding balance.

Note 9 – Employee Benefit Plans

The Bank maintains a savings and investment plan under Section 401(k) of the Internal Revenue Code for all salaried employees with three consecutive months of service. Employees with one year of service are eligible to receive employer matching contributions. The employer match remains at one year of service. The plan is funded by both voluntary employee salary deferrals of up to 50% of annual compensation and employer matching contributions as specified by the plan. Employer contributions to this plan totaled $170, $160, and $180 for the years ended June 30, 2011, 2010, and 2009, respectively.

Employee Stock Ownership Plan
On January 25, 2011, the Bank established an ESOP for the benefit of substantially all employees. The ESOP borrowed $1,020 from the Company and used those funds to acquire 102,000 shares of the Company’s stock in the initial public offering at a price of $10.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments on the loan are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on June 30, the Company’s fiscal year end.

As shares are committed to be released from collateral, compensation expense is recorded equal to the daily average market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued throughout the year.

Shares held by the ESOP are as follows:

June 30, 2011

Allocated shares	2,833
Unallocated shares	99,167
Total ESOP shares	102,000

Fair value of unallocated shares	$912

Note 10 - Supplemental Executive Retirement Plan (SERP)

On July 1, 2002, the Bank implemented a nonqualified SERP for the benefit of senior officers and trustees of the Bank. The SERP entitles these individuals to receive defined benefits upon their retirement or death based on the appreciation in Bank value. The Bank appreciation will be the difference between the most recent Bank valuation at the time of redemption and the Bank value established at the date of admission to the SERP. On January 1, 2004, the SERP was amended to provide that a participant’s SERP unit valuation shall be valued at no less than 90%, and no more than 125%, of the participant’s SERP unit as of the preceding valuation date. The value of the participant’s SERP unit is based upon the overall value of the Bank. The accrual for the deferred compensation owed under the SERP is based upon the net present value of the vested benefits expected to be paid under the SERP. The Bank recognized $(53), $(24), and $18 in compensation cost (benefit) related to the SERP for the years ended June 30, 2011, 2010, and 2009, respectively. The SERP liability totaled $1,838 and $1,939 at June 30, 2011 and 2010, respectively.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

Note 11 – Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table presents a reconciliation of the components used to compute basic and diluted loss per share. The Company completed its stock offering on January 25, 2011.

Net loss January 25, 2011 through June 30, 2011	$(8,024)

Weighted-average common shares outstanding	2,448,675

Basic loss per share	$ (3.28)

Diluted loss per share	$ (3.28)

There were no dilutive or antidilutive options at or for the period ended June 30, 2011.

Note 12 - Related Party Transactions

During the normal course of business, the Bank originates loans to trustees, committee members, and senior management. Such loans are granted with interest rates, terms, and collateral requirements substantially the same as those for all other customers.

Loans to directors, executive officers, and their affiliates are subject to regulatory limitations. Such loans had aggregate balances are as follows and were within regulatory limitations:

	June 30,
	2011	2010

Total loans	$267	$1,128

Total deposits	$2,557	$2,106

Note 13 - Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

Although the Bank was “well capitalized” at June 30, 2011, based on consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, the Bank is not regarded as “well capitalized” for federal regulatory purposes, as a result of the deficiencies cited in the FDIC order. As a result of this reclassification, the Bank’s borrowing costs and terms from the FRB and FHLB, as well as the Bank’s premiums to the Deposit Insurance Fund administered by the FDIC, increased.

The Bank’s actual capital accounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Total capital
(to risk-weighted assets)
	$57,812	17.1%	$27,085	8.0%	$33,856	10.0%
Tier I capital
(to risk-weighted assets)
	$53,543	15.8%	$13,543	4.0%	$20,314	6.0%
Tier I leverage capital
(to average assets)	$53,543	10.7%	$20,093	4.0%	$25,116	5.0%

As of June 30, 2010
Total capital
(to risk-weighted assets)
	$47,232	11.8%	$32,050	8.0%	$40,062	10.0%
Tier I capital
(to risk-weighted assets)
	$42,184	10.5%	$16,025	4.0%	$24,037	6.0%
Tier I leverage capital
(to average assets)	$42,184	7.6%	$22,200	4.0%	$27,750	5.0%

Note 14 – Income Taxes

Provision (benefit) for income tax includes the following components:

	Year Ended June 30,
	2011	2010	2009

Current	$178	$(3,236)	$(3,867)
Deferred	(178)	278	944

Total	$-	$(2,958)	$(2,923)

Retained earnings at June 30, 2011 and 2010, include $5,500 in tax-basis bad debt reserves for which no income tax liability has been recorded. In the future, if this tax-basis bad debt reserve is used for purposes other than to absorb bad debts, or if legislation is enacted requiring recapture of all tax-basis bad debt reserves, the Bank will incur a federal tax liability at the then-prevailing corporate tax rate.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

A reconciliation of the provision (benefit) for income tax based on statutory corporate tax rates on pre-tax income and the provision shown in the accompanying consolidated statement of operations is summarized as follows:

		Percent of
		Pre-Tax
	Amount	Income
June 30, 2011
Income taxes computed at statutory rates	$(2,999)	(34.0%)
Tax-exempt income	(283)	(3.2%)
Deferred tax asset valuation allowance	3,259	37.0%
Other, net	23	0.2%

Benefit for income tax	$-	0%

June 30, 2010
Income taxes computed at statutory rates	$(863)	(34.0%)
Tax-exempt income	(294)	(11.6%)
Deferred tax asset valuation allowance	(2,257)	(88.9%)
Other, net	456	18.0%

Benefit for income tax	$(2,958)	(116.5%)

June 30, 2009
Income taxes computed at statutory rates	$(7,880)	(34.0%)
Tax-exempt income	(291)	(1.3%)
Deferred tax asset valuation allowance	5,227	22.6%
Other, net	21	0.1%

Benefit for income tax	$(2,923)	(12.6%)

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

The components of net deferred tax assets and liabilities are summarized as follows:

	June 30,
	2011	2010
Deferred tax assets
Allowance for loan losses	$4,335	$4,525
AMT credit carryforward	198	-
Deferred compensation - SERP	625	659
Securities impairment charge	340	340
Net operating loss carryforward	2,273	-
Real estate owned	2,091	1,089
Accumulated depreciation	89	-
Other common, net	-	-

Total deferred tax assets	9,951	6,613

Deferred tax liabilities
Deferred loan fees and costs	710	827
FHLB stock dividends	1,073	1,073
Mortgage servicing rights	230	314
Unrealized gain on securities available-for-sale	799	1,009
Accumulated depreciation	-	25
Other common, net	147	21

Total deferred tax liabilities	2,959	3,269

Net deferred tax asset, before valuation
Allowance	6,992	3,344

Valuation allowance	6,441	2,971

Net deferred tax asset, after valuation
allowance	$551	$373

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, the Bank recorded a valuation allowance of $6,441 and $2,971 at June 30, 2011 and 2010, respectively.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

As of June 30, 2011, the Bank had a net operating loss carryforward totaling $6,687, which can be used to offset future taxable income.  The net operating loss carryforward expires in 2031. The Bank’s net operating loss carryforwards may be subject to limitations on utilization due to prior changes in control, as defined by Internal Revenue Code Section 382. The Bank has not completed a study to assess whether the change or control has occurred due to the complexity associated with such study.  Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

The Bank had no unrecognized tax benefits at June 30, 2011, 2010, and 2009. The Bank recognizes interest accrued on and penalties related to unrecognized tax benefits in tax expense. During the years ended June 30, 2011, 2010, and 2009, the Bank recognized no interest and penalties.

The Bank files income tax returns in the U.S. federal jurisdiction. With few exceptions, the Bank is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2010.

Note 15 – Parent Company Financials

Presented below are the condensed statement of financial condition, statement of operations, and statement of cash flows for Anchor Bancorp.

CONDENSED STATEMENT OF FINANCIAL CONDITION

June 30, 2011
ASSETS
Cash	$ 1,075
ESOP loan	992
Investment in bank subsidiary	55,385
Total assets	57,452

LIABILITIES
Total liabilities	$ -

STOCKHOLDERS' EQUITY
Common stock	25
Additional paid-in-capital	23,187
Retained earnings, substantially restricted	33,458
Unearned ESOP shares	(992)
Accumulated other comprehensive income, net of tax	1,774
Total stockholders' equity	57,452

Total liabilities and stockholders' equity	$ 57,452

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

ANCHOR BANCORP CONDENSED STATEMENT OF OPERATIONS

For the period of January 25 to June 30, 2011
Operating income

Interest income ESOP loan	$14
Total operating income	14

Operating expenses
Legal expense	48
Accounting expense	10
Professional fee	35
Management fee	25
Total operating expenses	118

Loss before income tax benefit and equity in
undistributed loss of subsidiary	(104)

Income tax expense (benefit)	-
Loss before equity in undistributed
loss of subsidiary	(104)

Equity in undistributed loss in subsidiary	(8,716)

Net loss	$(8,820)

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

ANCHOR BANCORP CONDENSED STATEMENT OF CASH FLOWS
For the year period January 25 to June 30, 2011
For the period from January 25 to June 30, 2011

Cash flows from operating activities
Net loss	$(104)
Cash flows from investing activities	-

Cash flows from financing activities
Issuance of common stock net of offering costs	23,212
Dividend paid to bank subsidiary	(22,033)

Net change in cash and cash equivalents	1,075

Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of period	$1,075

Note 16 - Loan Commitments and Contingent Liabilities

Credit-related financial instruments - The Bank is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such commitments involve, to a varying degree, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

The following financial instruments were outstanding whose contract amounts represent credit risk:

	June 30,
	2011	2010

Commitments to grant loans	$639	$579

Unfunded commitments under lines of credit	$29,882	$36,664

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the borrower.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent that the Bank is committed.

Contingent liabilities for sold loans - In the ordinary course of business, the Bank sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Bank may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Bank has no commitment to repurchase the loan. The Bank has recorded no reserve to cover loss exposure related to these guarantees. The principal balance of loans sold without recourse as of June 30, 2011 and 2010, was $141,400 and $160,159, respectively. The Bank repurchased two loans for the year ended June 30, 2011, one loan for year ended June 30, 2010, and no loans during the year ended June 30, 2009.

Operating lease commitment - The Bank leases space for branches and operations located in Olympia, Hoquiam, Shelton, Chehalis, Puyallup, and Yelm, Washington. These leases run for periods ranging from three to 10 years. All leases require the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitments for the next five years are as follows:

Year Ended
June 30,	Amount

2012	$ 219
2013	$ 152
2014	$ 12

Rental expense charged to operations was $302, $356, and $663 for the years ended June 30, 2011, 2010, and 2009, respectively.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

Note 17 – Fair Value

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly. The following table shows the Bank’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2011
	Level 1	Level 2	Level 3	Total

Municipal bonds	$-	$2,400	$-	$2,400
U.S. government agency securities	$-	$3,045	$-	$3,045
FHMLC mortgage-backed securities	$-	$32,718	$-	$32,718

	June 30, 2010
	Level 1	Level 2	Level 3	Total

Municipal bonds	$-	$3,431	$-	$3,431
U.S. government agency securities	$-	$3,151	$-	$3,151
FHMLC mortgage-backed securities	$-	$42,197	$-	$42,197

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

    The following table presents the Bank’s assets measured at fair value on a nonrecurring basis:

	June 30, 2011
					Total Gains
	Level 1	Level 2	Level 3	Total	(Losses)
			(In thousands)
Impaired loans (1)	$-	$-	$16,758	$16,758	$ (6,673)
Real estate owned	$-	$-	$12,597	$12,597	$(12,404)
Loans held-for-sale (2)	$225	$-	$-	$225	$-
(1) The balance disclosed for impaired loans represents the impaired loans where fair value is less than unpaid principal prior to impairment at June 30, 2011.
(2) The fair value is based on quoted market prices obtained from Federal Home Loan Mortgage Corporation (FHLMC) or from direct sales to other third parties. FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

	June 30, 2010
					Total Gains
	Level 1	Level 2	Level 3	Total	(Losses)
	(In thousands)
Impaired loans (1)	$-	$-	$16,473	$16,473	$(8,187)
Real estate owned	$-	$-	$14,570	$14,570	$(8,047)
Loans held-for-sale (2)	$3,391	$-	$-	$3,391	$(52)
(1) The balance disclosed for impaired loans represents the impaired loans where fair value is below cost at June 30,
2010. The amount disclosed as a loss represents the specific reserve against these loans at June 30, 2010.
(2) The Fair Value is based on quoted market prices obtained from FHLMC or from direct sales to other third parties. FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

The estimated fair value of financial instruments are as follows:

	June 30,
	2011		2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and due from banks	$63,757	$63,757	$32,831	$32,831
Securities available-for-sale	$38,163	$38,163	$48,779	$48,779
Securities held-to-maturity	$7,587	$8,157	$10,035	$10,710
Loans held-for-sale	$225	$225	$3,947	$3,961
Loans receivable	$325,464	$308,053	$389,411	$360,697
Life insurance investment	$17,612	$17,612	$16,920	$16,920
Accrued interest receivable	$1,810	$1,810	$2,158	$2,158
FHLB stock	$6,510	$6,510	$6,510	$6,510

Liabilities
Demand deposits, savings,
and money market	$157,955	$157,955	$154,324	$154,324
Certificates of deposit	$181,519	$179,526	$201,464	$200,976
FHLB advances	$85,900	$86,375	$136,900	$138,312
Advance payments by borrowers
for taxes and insurance	$1,389	$1,389	$1,423	$1,423

Commitments to extend credit represent the principal categories of off-balance-sheet financial instruments. The fair values of these commitments are not material since they are for a short period of time and are subject to customary credit terms.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and due from banks - For cash, the carrying amount approximates itsfair value.

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

Loans receivable – Fair value was determined by using comparable market statistics. The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each category. For impaired loans the fair value was based on the collateral less estimated selling costs.

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)      Report of Management on Internal Control over Financial Reporting:  The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2011 was effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)      Changes in Internal Controls:  There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.      Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained under the section captioned “ Proposal 1 – Election of Directors” in the Company’s proxy statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Company’s year end (the “Proxy Statement”) is incorporated herein by reference.

For information regarding the executive officers of the Company and the Bank, see the information contained herein under the section captioned “Item 1.  Business – Employees – Executive Officers.”

Audit Committee Financial Expert.  The Audit Committee of the Company is composed of Directors Kay (Chairperson), Ruecker and Morrisette. Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market listing standards.  The Board of Directors has determined that Mr. Kay meets the definition of “audit committee financial expert,” as defined by the SEC.

Code of Ethics.  The Board of Directors has adopted a Code of Ethics for the Company’s officers (including its senior financial officers), directors and employees.  The Code is applicable to the Company’s principal executive officer and senior financial officers.  The Company’s Code of Ethics is posted on its website at www.anchornetbank.com.

Compliance with Section 16(a) of the Exchange Act.  The information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is included in the Company’s Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained in the section captioned “Executive Compensation” in the Proxy Statement  is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners.

The information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement  is incorporated herein by reference.

(b)	Security Ownership of Management.

The information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement  is incorporated herein by reference.

(c)           Changes In Control

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)           Equity Compensation Plan Information

The following table sets forth certain information with respect to securities to be issued under the Company’s equity compensation plans as of June 30, 2011.

(c)
Number of securities
	(a)	(b)	remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price	under equity
	exercise of	of outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column (a))

Equity compensation plans approved
by security holders:	--	--	--
Equity compensation plans not
approved by security holders	--	--	--
Total	--	--	--

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Related Transactions.  The information contained in the section captioned “Meetings and Committees of the Board of Directors and Corporate Governance Matters – Corporate Governance – Transactions with Related Persons” in the Proxy Statement is incorporated herein by reference.

Director Independence.  The information contained in the section captioned “Meetings and Committees of the Board of Directors and Corporate Governance Matters – Corporate Governance – Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

The information contained under the section captioned “Proposal 2 – Ratification of Appointment of Independent Auditor” is included in the Company’s Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements.

For a list of the financial statements filed as part of this report see Part II – Item  8.

2.      Financial Statement Schedules.

All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report filed as an exhibit hereto.

3.	Exhibits:

Exhibits are available from the Company by written request.

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (1)
10.1	Form of Anchor Bank Employee Severance Compensation Plan (1)
10.2	Anchor Bank Phantom Stock Plan (1)
10.3	Form of 401(k) Retirement Plan (1)
14	Code of Ethics (2)
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
___________
(1)	Filed on October 24, 2008, as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-154734) and incorporated herein by reference.
(2)	The Company elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.anchornetbank.com.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR BANCORP

Date: September 16, 2011	By:	/s/ Jerald L. Shaw
Jerald L. Shaw
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Jerald L. Shaw	September 16, 2011
Jerald L. Shaw
 President, Chief Executive Officer and Director
 (Principal Executive Officer)

By:	/s/Terri L. Degner	September 16, 2011
Terri L. Degner
Chief  Financial Officer and Director
(Principal Financial and Accounting Officer)

By:	/s/Robert D. Ruecker	September 16, 2011
Robert D. Ruecker
Chairman of the Board and Director

By:	/s/Douglas A. Kay	September 16, 2011
           Douglas A. Kay
Director

By:	/s/George W. Donovan	September 16, 2011
George W. Donovan
Director

By:	/s/William Foster	September 16, 2011
William Foster
Director

By:	/s/Dennis C. Morrisette	September 16, 2011
Dennis C. Morrisette
Director

By:	/s/James A. Boora	September 16, 2011
James A. Boora
Director

INDEX TO EXHIBITS

Exhibit Number

21                             Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer of Anchor Bancorp Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Anchor Bancorp Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer of Anchor Bancorp Pursuant to Section 906 of the Sarbanes-Oxley Act