Form 10-Q
period 2011-09-30
Anchor Bancorp
filed 2011-11-10
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-34965

ANCHOR BANCORP

(Exact name of registrant as specified in its charter)

Washington	26-3356075
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	I.D. Number)

601 Woodland Square Loop SE, Lacey, Washington	98503
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	360-491-2250

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

Large accelerated filer [ ]	Accelerated filer[ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 10, 2011, there were 2,550,000, shares of common stock, $.01 par value per share, outstanding.

ANCHOR BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiaries, unless the context indicates otherwise.  When we refer to the “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, a wholly owned subsidiary of Anchor Bancorp.

Item 1. Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share data) (Unaudited)	September 30, 2011	June 30, 2011
ASSETS
Cash and due from banks	$79,665	$63,757
Securities available for sale, at fair value, amortized cost of $31,589 and $35,814, respectively	33,906	38,163
Securities held-to-maturity, at amortized cost, fair value of $7,663 and $8,157, respectively	7,100	7,587
Loans held for sale	977	225
Loans receivable, net of allowance for loan losses of $7,366 and $7,239, respectively	315,381	325,464
Life insurance investment, net of surrender charges	17,792	17,612
Accrued interest receivable	1,779	1,810
Real estate owned, net	11,234	12,597
Federal Home Loan Bank (FHLB) stock, at cost	6,510	6,510
Property, premises, and equipment, at cost, less accumulated depreciation of $15,331 and $15,234, respectively	12,765	13,076
Deferred tax asset, net	562	551
Prepaid expenses and other assets	1,829	1,583
Total assets	$489,500	$488,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:

Noninterest-bearing	$31,669	$30,288
Interest-bearing	319,943	309,186
Total deposits	351,612	339,474

FHLB advances	74,900	85,900
Advance payments by borrowers for taxes and insurance	2,197	1,389
Supplemental Executive Retirement Plan liability	1,798	1,838
Accounts payable and other liabilities	3,264	2,882
Total liabilities	433,771	431,483

Commitments and Contingencies

STOCKHOLDERS’ EQUITY Preferred stock, $.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	-	-
Common stock, $.01 par value per share, authorized 45,000,0000 shares; 2,550,000 issued and 2,452,533 outstanding at
September 30, 2011 and 2,550,000 shares issued and 2,450,833 outstanding at June 30, 2011	25	25
Additional paid-in capital	23,184	23,187
Retained earnings, substantially restricted	31,742	33,458
Unearned Employee Stock Ownership Plan (ESOP) shares	(975)	(992)
Accumulated other comprehensive income, net of tax	1,753	1,774
Total stockholders’ equity	55,729	57,452
Total liabilities and stockholders’ equity	$489,500	$488,935

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,
	2011	2010
Interest income:
Loans receivable, including fees	$5,247	$6,435
Securities	94	88
Mortgage-backed securities	463	606
Total interest income	5,804	7,129
Interest expense:
Deposits	1,267	1,761
FHLB advances	357	905
Total interest expense	1,624	2,666
Net interest income before provision for loan losses	4,180	4,463
Provision for loan losses	525	1,180
Net interest income after provision for loan losses	3,655	3,283
Noninterest income
Deposit service fees	529	670
Other deposit fees	217	219
Gain on sale of investments	193	54
Loan fees	229	231
Gain (loss) on sale of loans	(12)	93
Gain on sale of property, premises and equipment	51	-
Other income	293	330
Total noninterest income	1,500	1,597
Noninterest expense
Compensation and benefits	2,128	2,168
General and administrative expenses	1,366	1,204
Real estate owned impairment	1,119	493
Federal Deposit Insurance Corporation (FDIC) insurance premiums	250	313
Information technology	1,280	487
Occupancy and equipment	527	573
Deposit services	107	181
Marketing	152	129
Gain on sale of real estate owned	(59)	(20)
Total noninterest expense	6,870	5,528
Loss before benefit for income tax	(1,715)	(648)
Benefit for income tax	-	-
Net loss	$(1,715)	$(648)
Basic loss per share	$(.70)	N/A
Diluted loss per share	$(.70)	N/A

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,715)	$(648)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	240	308
Net amortization of premiums on securities	20	48
Provision for loan losses	525	1,180
ESOP expense	(17)	-
Real estate owned impairment	1,119	493
Deferred income taxes, net of valuation allowance	(11)	18
Income from life insurance investment	(180)	(175)
Loss (gain) on sale of loans	12	(93)
Gain on sale of investments	(193)	(54)
Originations of loans held for sale	(3,543)	(1,364)
Proceeds from sale of loans held for sale	2,777	3,524
Gain on sale of property, premises, and equipment	(51)	-
Gain on sale of real estate owned	(59)	(20)
(Decrease) Increase in operating assets and liabilities:
Accrued interest receivable	31	70
Prepaid expenses, other assets, and income tax receivable	246	(272)
Supplemental Executive Retirement Plan	(40)	9
Accounts payable and other liabilities	382	227

Net cash provided by (used by) operating activities	(457)	3,251
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	3,235	1,191
Principal payments on mortgage-backed securities available-for-sale	1,202	1,130
Principal payments on mortgage-backed securities held-to-maturity	485	570
Loan originations, net of undisbursed loan proceeds and principal repayments	6,589	10,356
Proceeds from sale of real estate owned	2,790	2,490
Capital improvements on real estate owned	(46)	(129)
Proceeds from sale of disposal of property, premises, and equipment	143	-
Purchase of fixed assets, net of transfers	21	(19)

Net cash provided by investing activities	14,419	15,589

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	12,138	3,721
Net change in advance payments by borrowers for taxes and insurance	808	824
Proceeds from FHLB advances	-	47,400
Repayment on FHLB advances	(11,000)	(73,400)

Net cash (used by) provided from financing activities	1,946	(21,455)

(Continued)

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued) (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,
	2011	2010

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	15,908	(2,615)

Beginning of period	63,757	32,831

End of period	$79,665	$30,216

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities
Net loans transferred to real estate owned	$2,441	$5,964

Originations of mortgage servicing rights	$3	$23

Cash paid during the period for
Interest	$1,647	$2,858

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Nature of Business

Anchor Bancorp (the “Company”), a Washington corporation, was formed in connection with the conversion of Anchor Mutual Savings Bank (the “Bank”) from the mutual to the stock form of organization. On January 25, 2011, the Bank completed its conversion from mutual to stock form, changed its name to “Anchor Bank” and became the wholly owned subsidiary of the Company. Since the Bank’s conversion and the Company’s stock offering were consummated on January 25, 2011, the information contained in this document before that date, pertain to the operations of the Bank. (See Note 3 of these Selected Notes to Consolidated Financial Statements), which was completed on January 25, 2011.

Anchor Bank is a community-based savings bank primarily serving Western Washington through its 14 full-service bank offices (including four Wal-Mart store locations) and one loan production office located within Grays Harbor, Thurston, Lewis, Pierce and Mason counties, Washington. Anchor Bank’s business consists of attracting deposits from the public and utilizing those deposits to originate loans.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 (“2011 Form 10-K”).  The results of operations for the quarter ended September 30, 2011 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2012. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on net income (loss) or equity.

Note 3 - Conversion and Change in Corporate Form

On January 25, 2011, in accordance with a Plan of Conversion (“Plan”) adopted by its Board of Directors and as approved by its depositors and borrower members, Anchor Mutual Savings Bank (i) converted from a mutual savings bank to a stock savings bank, (ii) changed its name to “Anchor Bank”, and (iii) became the wholly-owned subsidiary of Anchor Bancorp, a bank holding company registered with the Board of Governors of the Federal Reserve System. In connection with the conversion, the Company issued an aggregate of 2,550,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $25.5 million. The cost of conversion and the issuance of capital stock was approximately $2.3 million, which was deducted from the proceeds of the offering.

Pursuant to the Plan, the Company formed an employee stock ownership plan (“ESOP”), which subscribed for 4% of the common stock sold in the offering or 102,000 shares. As provided for in the Plan, the Bank established a liquidation account in the amount of retained earnings as of June 30, 2010. The liquidation account is maintained for the benefits of eligible savings account holders as of June 30, 2007 and supplemental eligible account holders as of September 30, 2010 who maintain deposit accounts in the Bank after conversion. The conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities, and equity unchanged as a result.

Note 4 - Recently Issued Accounting Pronouncements

In  January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in update

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2010-20 for public entities. The delay is intended to allow FASB & ASU time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance is effective for interim and annual periods ending after September 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or results of operations.

In April 2011, FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This update provides additional guidance relating to when creditors should classify loan modifications as troubled debt restructurings. This ASU also ends the deferral issued in January 2010 of the disclosures about troubled debt restructurings required by ASU No. 2010-20. The provisions of ASU No. 2011-02 and the disclosure requirements of ASU No. 2010-20 are effective for the Company’s interim reporting period ended September 30, 2011. The guidance applies retrospectively to restructurings occurring on or after July 1, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or results of operations.

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. This update amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion. ASU No. 2011-03 is effective for the Company’s reporting period beginning on or after December 15, 2011. The guidance applies prospectively to transactions or modification of existing transactions that occur on or after the effective date and early adoption is not permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The update also clarifies that the fair value measurement of financial assets and financial liabilities, which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs, as well as disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required.

The provisions of ASU No. 2011-04 are effective for the Company’s reporting period beginning after December 15, 2011 and should be applied prospectively. The Company is currently evaluating the impact of this ASU and does not expect it to have a material impact on the Company’s consolidated financial statements or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must to reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU No. 2011-05 are effective for the Company’s reporting periods beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted although the Company has not yet adopted this ASU and there are no required transition disclosures. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In September 2011, FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 amends Topic 350, “Intangibles - Goodwill and Other”, to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2011, and must be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Note 5 -Regulatory Order, Economic Environment, and Management’s Plans

On August 12, 2009, the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Order”) with the FDIC and the Washington Department of Financial Institutions (“DFI”). The FDIC and DFI determined that the Bank had engaged in unsafe or unsound the banking practices. Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the DFI. Other material provisions of the Order require the Bank to: (i) maintain Tier 1 capital in an amount equal to or exceeding 10% of Anchor Bank's total assets and a liquidity ratio of 15% (ii) reduce the assets classified as substandard and/or doubtful as a percent of capital to not more than 30% and (iii) prepare and submit progress reports to the FDIC and DFI. The Order will remain in effect until modified or terminated by the FDIC and the DFI. The Bank has been actively engaged in responding to the concerns raised by the Order and was in compliance with the required capital, liquidity and classified assets ratios at September 30, 2011.   Management believes the Bank is taking appropriate steps to comply with the other requirements of the Order. For additional information regarding the Order, see Item 1A, Risk Factors, “We are subject to increased regulatory scrutiny and are subject to certain business limitations. Further, we may be subject to more severe future regulatory enforcement actions if our financial condition or performance weakens further.” in our 2011 Form 10-K.

The Order does not restrict the Bank from transacting its normal banking business. The Bank has continued to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits, and processing the Banking transactions. All customer deposits remain fully insured to the highest limits set by the FDIC. The FDIC and DFI did not impose any monetary penalties in connection with the Order.

Although the Bank was “well capitalized” at September 30, 2011, based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, because of the deficiencies cited in the Order,  the Bank is not regarded as “well capitalized” for federal regulatory purposes.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing income or loss, as applicable, available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table presents a reconciliation of the components used to compute basic and diluted loss per share. The Company completed its stock conversion on January 25, 2011.

For the quarter ended September 30, 2011
(Dollars in thousands, except share data)

Net loss	$(1,715)

Weighted-average common shares outstanding	2,451,683

Basic loss per share	$(.70)

Diluted loss per share	$(.70)

Basic and diluted income (loss) per share are the same amount at September 30, 2011 as the Company does not have any additional potential common shares issuable under stock options.

Note 7 - Investments

The amortized cost and estimated fair market values of investment securities, including mortgage-backed securities, available-for-sale, and held-to-maturity (classified by class) were at the dates indicated as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2011
Securities available-for-sale
Municipal bonds	$2,353	$47	$-	$2,400
U.S. government agency securities	3,000	13	-	3,013
FHLMC mortgage-backed securities	26,236	2,257	-	28,493
	$31,589	$2,317	$-	$33,906

Securities held-to-maturity
FHLMC mortgage-backed securities	$6,953	$563	$-	$7,516
Municipal bonds	147	-	-	147
	$7,100	$563	$-	$7,663

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2011
Securities available-for-sale
Municipal bonds	$2,355	$45	$-	$2,400
U.S. government agency securities	3,000	45	-	3,045
FHLMC mortgage-backed securities	30,459	2,259	-	32,718
	$35,814	$2,349	$-	$38,163

Securities held-to-maturity
FHLMC mortgage-backed securities	$7,438	$570	$-	$8,008
Municipal bonds	149	-	-	149
	$7,587	$570	$-	$8,157

At September 30, 2011 and June 30, 2011, there were no securities in an unrealized loss position.

Contractual maturities of securities at September 30, 2011 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore these securities are classified separately with no specific maturity date.

September 30, 2011	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Due within one year	$3,520	$3,537
Due one to five years	1,415	1,457
Due five years to ten years	205	206
Due after ten years	213	213

Mortgage-backed securities	26,236	28,493
	$31,589	$33,906

	Amortized Cost	Fair Value
	(In thousands)
Securities held-to-maturity
Due after ten years	$147	$147

Mortgage-backed securities	6,953	7,516
	$7,100	$7,663

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sales of securities for the quarters ended September 30, 2011 and 2010 are summarized as follows:

	Quarter ended September 30,
	2011	2010
	(In thousands)

Proceeds from sales	$3,235	$1,191
Gross realized gains	$193	$54
Gross realized losses	$-	$-

At September 30, 2011, securities with total par values of $4.0 million and total fair values of $4.4 million were pledged to secure certain public deposits. Securities with total par values of $962,000 and total fair values of $1.0 million were pledged to secure certificates of deposit in excess of FDIC-insured limits. Securities with total par values of $8.1 million and total fair values of $8.7 million were pledged to secure FHLB borrowings.

Note 8 - Loans Receivable, net

Loans receivable consisted of the following at the dates indicated:

	September 30, 2011	June 30, 2011
	(In thousands)
Real estate
One-to-four family residential	$93,336	$97,133
Multi-family residential	45,190	42,608
Commercial	104,399	105,997
Construction	8,230	11,650
Land loans	6,320	6,723
Total real estate	257,475	264,111

Consumer
Home equity	34,674	35,729
Credit cards	6,921	7,101
Automobile	4,887	5,547
Other consumer loans	3,319	3,595
Total consumer	49,801	51,972

Commercial business loans	16,064	17,268
Total loans	323,340	333,351

Less
Deferred loan fees and unamortized
discount on purchased loans	593	648
Allowance for loan losses	7,366	7,239
	$315,381	$325,464

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by segment for the three months ended September 30, 2011.

	One-to- four family	Multi- family residential	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	2011 Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,980	$ 88	$ 173	$ 1,163	$ 191	$2,135	$ 1,509	$ 7,239
Provision for loan losses	800	131	357	(756)	(40)	504	(471)	525
Charge-offs	(398)	-	(59)	(154)	-	(301)	-	(912)
Recoveries	253	-	2	136	-	38	85	514

Ending balance	$ 2,635	$ 219	$ 473	$ 389	$ 151	$ 2,376	$ 1,123	$ 7,366
(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only class of consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2010.

September 30, 2010
(In thousands)
Beginning balance	$16,788
Provision for losses	1,180
Charge-offs	(7,086)
Recoveries	115
$10,997

A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the loan. In the process of identifying loans as impaired, management takes into consideration factors which include payment history and status, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case by case basis, after taking into consideration the totality of circumstances surrounding the loans and the borrowers, including payment history and amounts of any payment shortfall, length and reason for delay, and likelihood of return to stable performance. Impairment is measured on a loan by loan basis for all loans in the portfolio except for credit cards, auto, and consumer loans.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011:
	Recorded Investments(1)	Unpaid Principal Balance (2)	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
With no Allowance recorded

One-to-four family	$12,286	$13,342	$-	$14,177	$130
Multi-Family residential	2,800	2,850	-	1,646	7
Commercial Real Estate	8,196	8,279	-	7,741	69
Construction	1,536	1,850	-	4,654	15
Land	77	77	-	108	2
Home Equity	584	593	-	467	3
Commercial business	1,838	1,871	-	3,751	21

With an Allowance recorded
One-to-four family	$1.079	$1,079	$147	$1,210	$13
Commercial Real Estate	268	268	27	324	2
Construction	3,352	3,355	70	3,100	-
Home Equity	41	41	41	41	1
Commercial business	102	102	5	246	1

Total
One-to-four family	$13,365	$14,421	$147	$15,387	$143
Multi-Family residential	2,800	2,850	-	1,646	7
Commercial Real Estate	8,464	8,547	27	8,065	71
Construction	4,888	5,205	70	7,754	15
Land	77	77	-	108	2
Home Equity	625	634	41	508	4
Commercial Business	1,940	1,973	5	3,997	22
Total	$32,159	$33,707	$290	$37,465	$264

(1)	Represents the loan balance less charge offs.
(2)	Contractual loan principal balance.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011.

	Recorded Investments (Loan Balance Less Charge off)	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no Allowance recorded

One-to-four family	$13,481	$15,012	$-
Multi-Family residential	437	442	-
Commercial Real Estate	7,153	7,203	-
Construction	5,256	7,458	-
Land	139	139	-
Home Equity	332	341	-
Commercial business	2,692	5,630	-

With an Allowance recorded
One-to-four family	$1,331	$1,340	$326
Commercial Real Estate	380	380	6
Construction	2,845	2,845	649
Home Equity	41	41	41
Commercial business	390	390	133

Total
One-to-four family	$14,812	$16,352	$326
Multi-Family residential	437	442	-
Commercial Real Estate	7,533	7,583	6
Construction	8,101	10,303	649
Land	139	139	-
Home Equity	373	382	41
Commercial Business	3,082	6,020	133
Total	$34,477	$41,221	$1,155

For the quarter ended September 30, 2010, average impaired loans were $26,524 and interest income recognized on impaired loans was $291.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011.

	One-to-four family	Multi- family residential	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$ 2,635	$ 219	$ 473	$ 389	$151	$2,376	$ 1,123	$ 7,366
Ending balance: individually evaluated for impairment	147	-	27	70	-	41	5	290
Ending balance: collectively evaluated for impairment	2,488	219	446	319	151	2,335	1,118	7,076

Loans receivable:
Ending balance	$ 93,336	$ 45,190	$ 104,399	$ 8,230	6,320	$ 49,801	$16,064	$323,340
Ending balance: individually evaluated for impairment	13,365	2,800	8,464	4,888	77	625	1,940	32,159
Ending balance: collectively evaluated for impairment	79,971	42,390	95,935	3,342	6,243	49,176	14,124	291,181
(1)	Consumer loans include home equity, credit cards, auto and other loans. The only class of consumer loans with impairment are home equity loans.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011.

	One-to-four family	Multi- family residential	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$ 1,980	$88	$ 173	$ 1,163	$ 191	$ 2,135	$1,509	$7,239
Ending balance: individually evaluated for impairment	326	-	6	649	-	41	133	1,155
Ending balance: collectively evaluated for impairment	1,654	88	167	514	191	2,094	1,376	6,084

Loans receivable:
Ending balance	$ 97,133	$ 42,608	$105,997	$11,650	$6,723	$ 51,972	$17,268	$333,351
Ending balance: individually evaluated for impairment	14,812	437	7,533	8,101	139	373	3,082	34,477
Ending balance: collectively evaluated for impairment	82,321	42,171	98,464	3,549	6,584	51,599	14,186	298,874
(1)	Consumer loans include home equity, credit cards, auto and other loans. The only class of consumer loans with impairments are home equity loans.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in nonaccrual and loans past due 90 days still on accrual by class of loans as of the dates indicated.

	Sept 30, 2011	June 30, 2011
	(In thousands)

One-to-four family residential	$2,680	$3,157
Commercial	2,978	2,280
Construction	4,316	6,900
Land loans	73	90
Home equity	322	122
Automobile	151	63
Credit cards	176	137
Other	10	51
Commercial business loans	518	1,369
Total	$11,224	$14,169

The table above includes $10.6 million in nonaccrual and $604,000 in past due 90 days or more and still accruing, net of partial loan charge-offs at September 30, 2011. There were $11.0 million nonaccrual and $3.2 million in past due 90 days or more and still accruing, net of partial loan charge-offs at June 30, 2011.

The following table presents past due loans, net of partial loan charge offs, by class, as of September 30, 2011.

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$3,926	$1,290	$2,680	$7,896	$85,440	$93,336
Multi-family residential	-	-	-	-	45,190	45,190
Commercial	418	3,175	2,978	6,571	97,828	104,399
Construction	429	-	4,316	4,745	3,485	8,230
Land	39	36	73	148	6,172	6,320
Home equity	326	227	322	875	33,799	34,674
Credit cards	73	-	176	249	6,672	6,921
Automobile	17	10	151	178	4,709	4,887
Other	46	42	10	98	3,221	3,319
Commercial business loans	178	-	518	696	15,368	16,064

Total	$5,452	$4,780	$11,224	$21,456	$301,884	$323,340

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge offs, by class as of June 30, 2011.

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)

One-to-four family	$3,220	$2,310	$3,157	$8,687	$88,446	$97,133
Multi-family residential	329	-	-	329	42,279	42,608
Commercial	2,934	716	2,280	5,930	100,067	105,997
Construction	-	910	6,900	7,810	3,840	11,650
Land	33	-	90	123	6,600	6,723
Home equity	321	164	122	607	35,122	35,729
Credit cards	84	194	137	415	6,686	7,101
Automobile	102	76	63	241	5,306	5,547
Other	48	-	51	99	3,496	3,595
Commercial business loan	47	390	1,369	1,806	15,462	17,268

Total	$7,118	$4,760	$14,169	$26,047	$307,304	$333,351

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the internally assigned grade as of September 30, 2011, by class of loans.

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other Consumer	Commercial business	Total
	(In thousands)
Grade:

Pass	$76,139	$31,801	$74,818	$2,238	$5,072	$32,544	$6,672	$4,674	$3,192	$8,702	$245,852
Watch	1,979	3,774	15,901	121	79	1,118	73	42	55	2,414	25,556
Special Mention	238	5,597	982	-	-	35	-	15	42	12	6,921
Substandard	14,980	4,018	12,698	5,871	1,096	956	176	156	30	4,936	44,917
Doubtful	-	-	-	-	73	21	-	-	-		94

Total	$93,336	$45,190	$104,399	$8,230	$6,320	$34,674	$6,921	$4,887	$3,319	$16,064	$323,340

The following table represents the credit risk profile based on payment activity as of September 30, 2011, by class of loans.

	One-to- four family	Multi-family	Commercial Real Estate	Construction	Land	Home Equity	Credit Cards	Automobile	Other Consumer	Commercial Business	Total
	(In thousands)
Performing	$90,656	$45,190	$101,421	$3,914	$6,247	$34,352	$6,745	$4,736	$3,309	$15,546	$312,116

Nonperforming(1)	2.680	-	2,978	4,316	73	322	176	151	10	518	11,224

Total	$93,336	$45,190	$104,399	$8,230	$6,320	$34,674	$6,921	$4,887	$3,319	$16,064	$323,340

(1)	Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the internally assigned grade as of June 30, 2011, by class of loans.

	One-to- four family	Multi- family	Commercial Real Estate	Construction	Land	Home Equity	Credit Card	Auto- mobile	Other Con- sumer	Commercial Business	Total
	(In thousands)
Grade:

Pass	$78,374	$32,775	$76,529	$2,164	$5,493	$33,750	$6,686	$5,247	$3,505	$8,967	$253,490
Watch	1,240	3,382	15,972	1,076	43	645	278	135	21	1,659	24,451
Special Mention	495	4,797	985	-	-	74	-	76	-	611	7,038
Substandard	17,024	1,654	12,511	8,410	1,187	1,260	137	89	69	6,031	48,372

Total	$97,133	$42,608	$105,997	$11,650	$6,723	$35,729	$7,101	$5,547	$3,595	$17,268	$333,351

The following table represents the credit risk profile based on payment activity as of June 30, 2011, by class of loans.

	One-to- four family	Multi- family	Commercial Real Estate	Construction	Land	Home Equity	Credit Cards	Auto- mobile	Other Con- sumer	Commercial Business	Total
	(In thousands)

Performing	$93,976	$42,608	$103,717	$4,750	$6,633	$35,607	$6,964	$5,484	$3,544	$15,899	$319,182

Nonperforming(1)	3,157	-	2,280	6,900	90	122	137	63	51	1,369	14,169

Total	$97,133	$42,608	$105,997	$11,650	$6,723	$35,729	$7,101	$5,547	$3,595	$17,268	$333,351

(1)	Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

Trouble Debt Restructure. At September 30, 2011, troubled debt restructured loans (“TDRs”), included in impaired loans above, totaled $17.3 million with $2.8 million currently in non-accrual. Restructured loans are an option that the Bank uses to minimize risk of loss. The modifications have included items such as lowering the interest on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank’s best interest. At September 30, 2011, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Bank has utilized a combination of rate and term modifications for its TDRs.

The following table reflects troubled debt restructurings completed during the quarter ended September 30, 2011 as well as loans subject to troubled debt restructurings during the past twelve months that defaulted during the quarter ended September 30, 2011.

Total TDRs				Subsequently Defaulted TDRs
September 30, 2011	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family	1	$ 207	$ 153	2	$ 1,133	$ 953
Multi Family Residential	-	-	-	0	-	-
Commercial Real Estate	-	-	-	2	309	294
Construction	-	-	-	0	-	-
Land	-	-	-	0	-	-
Home Equity	-	-	-	2	162	155
Automobile	-	-	-	0	-	-
Other Consumer	-	-	-	0	-	-
Commercial business	1	102	102	0	-	456
Total	2	$ 309	$ 255	6	$ 1,604	1,402

Note 9 - Real Estate Owned, net

The following table is a summary of real estate owned for the quarters ended September 30, 2011 and 2010.

	For the quarter ended
	September 30, 2011	September 30, 2010
	Amount	Amount
	(In thousands)

Balance at the beginning of the period	$12,597	$14,570
Loans transferred to REO	2,441	5,979
Capitalized improvements	46	129
Sales	(2,731)	(2,490)
Impairments	(1,119)	(493)
Balance at the end of the period	$11,234	$17,695

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 - Employee Benefit Plans

     Employee Stock Ownership Plan

On January 25, 2011, the Company established an ESOP for the benefit of substantially all employees. The ESOP borrowed $1.0 million from the Company and used those funds to acquire 102,000 shares of the Company’s stock at the time of the initial public offering at a price of $10.00 per share.

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

Shares held by the ESOP as of September 30, 2011 are as follows:

September 30, 2011

Allocated shares	4,533
Unallocated shares	97,467
Total ESOP shares	102,000

Fair value of unallocated shares	$605,000

Note 11 - Fair Value Measurements

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no transfers between Level 1 and Level 2 during the three months ended September 30, 2011.The following table shows the Company’s assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)

Municipal bonds	$-	$2,400	$-	$2,400
U.S. government agency securities	-	3,013	-	3,013
FHLMC mortgage-backed securities	-	28,493	-	28,493

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)

Municipal bonds	$-	$2,400	$-	$2,400
U.S. government agency securities	-	3,045	-	3,045
FHLMC mortgage-backed securities	-	32,718	-	32,718

Assets and liabilities measured at fair value on a nonrecurring basis - Assets and liabilities are considered to be fair valued on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements that require assets or liabilities to be assessed for impairment or recorded at the lower of cost or fair value. The following table presents the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	September 30, 2011
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)

Impaired loans (1)	$-	$-	$17,149	$17,149	$	(1,471)
Real estate owned	$-	$-	$11,234	$11,234		$(13,050)
Loans held for sale (2)	$977	$-	$-	$977		$-

(1) The balance disclosed for impaired loans represents the impaired loans where fair value is less than unpaid principal prior to impairment at September 30, 2011.
(2) The fair value is based on quoted market prices obtained from Federal Home Loan Mortgage Corporation (“FHLMC”) or from direct sales to other third parties. FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2011
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)

Impaired loans (3)	$-	$-	$16,758	$16,758	$(6,673)
Real estate owned	$-	$-	$12,597	$12,597	$(12,404)
Loans held for sale (4)	$225	$-	$-	$225	$-

(3)	The balance disclosed for impaired loans represents the impaired loans where fair value is less than unpaid principal prior to impairment at June 30, 2011.
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

The real estate owned amount above represents impaired real estate that has been adjusted to fair value. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents impairments on other real estate owned for fair value adjustments based on the fair value of the real estate. The fair value of impaired loans and real estate owned is estimated using the fair value of the collateral less estimated selling costs.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no transfers in or out of Level 3 during the three months ended September 30, 2011. The estimated fair values of financial instruments at the dates indicated are as follows:

	September 30, 2011		June 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets
Cash and due from banks	$79,665	$79,665	$63,757	$63,757
Securities available-for-sale	33,906	33,906	38,163	38,163
Securities held-to-maturity	7,100	7,663	7,587	8,157
Loans held for sale	977	977	225	225
Loans receivable	315,381	299,365	325,464	308,053
Life insurance investment	17,792	17,792	17,612	17,612
Accrued interest receivable	1,779	1,779	1,810	1,810
FHLB stock	6,510	6,510	6,510	6,510

Liabilities
Demand deposits, savings and money market	168,024	168,024	157,955	157,955
Certificates of deposit	183,588	181,355	181,519	179,526
FHLB advances	74,900	76,629	85,900	86,375
Advance payments by borrowers for taxes and insurance	2,197	2,197	1,389	1,389

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

Securities - The estimated fair values of securities are based on quoted market prices of similar securities.

Loans held for sale - The fair value of loans held-for-sale is based on quoted market prices from FHLMC. The FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market. For impaired loans, the fair value was based on the face amount of the collateral.

Loans receivable, net - The fair value of loans is estimated by using comparable market statistics. The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each category. For impaired loans, the fair value was based on the collateral less estimated selling costs.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
•
results of examinations of us by the FDIC, DFI or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change the Bank’s regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•
the Bank’s compliance with the Order or other regulatory enforcement actions and the possibility that the Bank will be unable to fully comply with the Order which could result in the imposition of additional requirements or restrictions;

•
legislative or regulatory changes that adversely affect our business including the effect of the Dodd-Frank Act, changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

•	the Bank’s ability to attract and retain deposits;
•	further increases in premiums for deposit insurance;
•	our ability to control operating costs and expenses;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	difficulties in reducing risks associated with the loans on the Bank’s balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	computer systems on which we depend could fail or experience a security breach;
•	our ability to retain key members of the Bank’s senior management team;
•	costs and effects of litigation, including settlements and judgments;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	adverse changes in the securities markets;
•	inability of key third-party providers to perform their obligations to us;
•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods including relating to fair value accounting and loan loss reserve requirements; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this report on Form 10-Q.

Some of these and other factors are discussed in the Bank’s 2011 Form10-K under the caption “Risk Factors.”  Such developments could have an adverse impact on the Bank’s financial position and the Bank’s results of operations.

Any of the forward-looking statements that we make in this quarterly report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  Because of these and other uncertainties, our actual results for fiscal year 2012 and beyond may differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

Background and Overview

Anchor Bancorp, a Washington corporation, was formed for the purpose of becoming the bank holding company for Anchor Bank in connection with the Bank’s conversion from mutual to stock form, which was completed on January 25, 2011.  At September 30, 2011, we had total assets of $489.5 million, total deposits of $351.6 million and total stockholders' equity of $55.7 million.  Anchor Bancorp’s business activities generally are limited to passive investment activities and oversight of its investment in Anchor Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to Anchor Bank.

Anchor Bank is a Washington chartered savings bank that was organized in 1907 as a Washington state chartered savings and loan association, converted to a federal mutual savings and loan association in 1935, and converted to a Washington state chartered mutual savings bank in 1990. Anchor Bank is a community-based savings bank primarily serving Western Washington through 14 full-service banking offices (including four Wal-Mart store locations) and one loan production office located within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers; however, most of our loans are collateralized by real estate. Historically, lending activities have been primarily directed toward the origination of one- to four-family residential construction, commercial real estate and consumer loans. Since 1990, we have also offered commercial real estate loans and multi-family loans primarily in Western Washington. To an increasing extent in recent years, lending activities have also included the origination of residential construction loans through brokers, in particular within the Portland, Oregon metropolitan area and increased reliance on non-core deposit sources of funds.

On August 12, 2009, Anchor Bank became subject to the Order, issued with its consent, by the FDIC and DFI. The Order is a formal corrective action pursuant to which Anchor Bank has agreed to take certain measures in the areas of capital, loan loss allowance determination, risk management, liquidity management, board oversight and monitoring of compliance, and imposes certain operating restrictions on Anchor Bank. Management and the Bank’s Board of Directors have been taking action and implementing programs to comply with the requirements of the Order. Information regarding Anchor Bank’s compliance with the Order is included in Note 5 to the Selected Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q and “Risk Factors - Cease and Desist Order” in the 2011 Form10-K.

Critical Accounting Estimates and Related Accounting Policies

We use estimates and assumptions in our consolidated financial statements in accordance with generally accepted accounting principles. Management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to the determination of the allowance for loan losses and the associated provision for loan losses, deferred income taxes and the associated income tax expense, as well as valuation of real estate owned. Management reviews the allowance for loan losses for adequacy on a monthly basis and establishes a provision for loan losses that it believes is sufficient for the loan portfolio growth expected and the loan quality of the existing portfolio. The carrying value of real estate owned is assessed on a quarterly basis. Income tax expense and deferred income taxes are calculated using an estimated tax rate and are based on management’s understanding of our effective tax rate and the tax code.

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our board of directors and management assesses the allowance for loan losses on a quarterly basis. The Executive Loan Committee analyzes several different factors including delinquency rates, charge-off rates and the changing risk profile of our loan portfolio, as well as local economic conditions such as unemployment rates, the bankruptcies and vacancy rates of business and residential properties.

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

Our methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits that meet the definition of impaired and a general allowance amount. The specific allowance component is determined when management believes that the collectability of a specifically identified large loan has been impaired and a loss is probable. The general allowance component relates to assets with no well-defined deficiency or weakness and takes into consideration loss that is inherent within the portfolio but has not been realized. The general allowance is determined by applying an expected loss percentage to various classes of loans with similar characteristics and classified loans that are not analyzed specifically for impairment. Because of the imprecision in calculating inherent and potential losses, the national and local economic conditions are also assessed to determine if the general allowance is adequate to cover losses. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution’s income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, we recorded a valuation allowance of $6.4 million at September 30, 2011. The deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to securities available for sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from deferred loan fees and costs, mortgage servicing rights, loan loss reserves and dividends received from the FHLB of Seattle. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

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

Comparison of Financial Condition at September 30, 2011 and June 30, 2011

General. Total assets remained relatively unchanged at $489.5 million at September 30, 2011 as compared to $488.9 million at June 30, 2011. The composition of assets shifted during this period, however, primarily as a result of a $15.9 million, or 25.0%, increase in cash and due from the banks, reflecting a $10.1 million or 3.1% decrease in net loans receivable and a $4.3 million, or 11.2% decrease in securities available for sale. Total liabilities increased $2.3 million during the period, primarily the result of a $12.1 million, or 3.6% increase in deposits partially offset by an $11.0 million or 12.7%, decrease in FHLB advances. These decreases were due to our continued focus on replacing borrowings with transaction account (“core”) deposits.

Assets. Total assets increased $565,000 at September 30, 2011 from June 30, 2011. The following table details the increases and decreases in the composition of the Bank’s assets from June 30, 2011 to September 30, 2011:

			Increase/(Decrease)

	Balance at September 30, 2011	Balance at June 30, 2011	Amount	Percent
	(Dollars in thousands)

Cash and due from banks	$79,665	$63,757	$15,908	25.0%
Mortgage-backed securities, available-for-sale	28,493	32,718	(4,225)	(12.9)
Mortgage-backed securities, held to maturity	6,953	7,438	(485)	(6.5)
Loans receivable, net of allowance for loan losses	315,381	325,464	(10,083)	(3.1)

Cash and due from banks increased $15.9 million or 25.0% at September 30, 2011 from June 30, 2011 as weak loan demand from credit-worthy borrowers combined with our focus on reducing non-performing assets resulted in loan originations of $6.6 million during the three months ended September 30, 2011 as compared to $10.4 million in the same period last year.  We are also maintaining a higher liquidity position as compared to historical levels for regulatory and asset-liability purposes.

Mortgage backed securities available for sale decreased $4.2 million or 12.9% to $28.5 million at September 30, 2011 from $32.7 million at June 30, 2011. The decrease in this portfolio was primarily the result of sale of three investments for $3.0 million and contractual repayments of $1.2 million. The sale was due to our asset/liability objective to shorten the duration of our mortgage backed securities from maturities of 30 years to 15 years to minimize interest rate risk. Mortgage backed securities held-to-maturity decreased $485,000 or 6.5% due to contractual repayments.

Loans receivable, net, decreased $10.1 million or 3.1% to $315.4 million at September 30, 2011 from $325.5 million at June 30, 2011 primarily as a result of lower loan demand from creditworthy borrowers, charge-offs, and transfers of nonperforming loans to real estate owned, as well as pay downs due to normal borrower activity.  During the quarter ended September 30, 2011, $2.4 million of non-performing loans were transferred to real estate owned and we also continued to reduce our exposure to construction and land loans. The total construction and land loan portfolios decreased $3.8 million to $14.6 million at September 30, 2011.  In addition, our commercial real estate and commercial business loan portfolios decreased $1.6 million and $1.2 million, respectively, during the current fiscal quarter as a result of our continued focus on reducing the overall risk profile of our loan portfolio. One- to- four family residential and consumer loans decreased $3.8 million and $2.2 million, respectively, during the current fiscal quarter primarily due to repayments and lower loan demand. Partially offsetting these declines was a $2.6 million increase in our multi-family loans during the current fiscal quarter.

Deposits. Deposits increased $12.1 million, or 3.6%, to $351.6 million at September 30, 2011 from $339.5 million at June 30, 2011. The increase in deposits was due in part to our ongoing marketing strategy to focus on core deposits.

The following table details the changes in deposit accounts at the dates indicated:

			Increase/(Decrease)

	Balance at September 30, 2011	Balance at June 30, 2011	Amount	Percent
	(Dollars in thousands)

Noninterest-bearing demand deposits	$31,669	$30,288	$1,381	4.6%
Interest-bearing demand deposits	19,951	17,387	2,564	14.7
Money market accounts	81,699	78,017	3,682	4.7
Savings deposits	34,705	32,263	2,442	7.6
Certificates of deposit
Retail certificates	183,588	181,519	2,069	1.1
Brokered certificates	-	-	-	-
Total deposit accounts	$351,612	$339,474	$12,138	3.6%

Borrowings. FHLB advances decreased $11.0 million, or 14.7%, to $74.9 million at September 30, 2011 from $85.9 million at June 30, 2011. The decrease was related to our continued focus on reducing wholesale funds.

Stockholders’ Equity. Total stockholders’ equity decreased $1.7 million or 3.0 % to $55.7 million at September 30, 2011 from $57.4 million at June 30, 2011. The decrease was due to the $1.7 million net loss for the three months ended September 30, 2011.

Comparison of Operating Results for the Three Months ended September 30, 2011 and 2010

General. Net loss for the three months ended September 30, 2011 was $1.7 million compared to a net loss of $648,000 for the three months ended September 30, 2010.

Net Interest Income. Net interest income before the provision for loan losses decreased $283,000, or 6.3%, to $4.2 million for the quarter ended September 30, 2011 from $4.5 million for the quarter ended September 30, 2010.

The Company’s net interest margin was relatively unchanged at 3.69% for the three months ended September 30, 2011, as compared to 3.66% for the comparable period in 2010. The increase was primarily due to the decline in the average cost of liabilities slightly outpacing the reduction in the yield of interest-earning assets by two basis points. Our yield on interest-earning assets decreased to 5.13% for the quarter ended September 30, 2011 from 5.85% for the same period last year. The decline in the yield of interest-earning assets was primarily attributable to the downward repricing of loans and investment securities, and a higher level of excess liquidity invested at a nominal yield.  The average cost of interest-bearing liabilities decreased 70 basis points to 1.66% for the three months ended September 30, 2011 compared to 2.36% for the same period in the prior year. This decrease was primarily due to a 114 basis point decrease in the average cost of FHLB borrowings as higher priced borrowings were repaid at normal maturity dates and a 63 basis point decrease in the average cost of certificates of deposit, due primarily to the elimination of brokered certificates of deposit since September 30, 2010.

The following table sets forth the results of balance sheet decreases and changes in interest rates to the Bank’s net interest income for the three months ended September 30, 2011 compared to the same period in 2010. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(233)	$(955)	$(1,188)
Mortgage-backed securities	(34)	(109)	(143)
Investment securities, FHLB stock and cash and due from banks	(57)	63	6
Total net change in income on interest-earning assets	$(324)	$(1,001)	$(1,325)
Interest-bearing liabilities:
Savings deposits	$(9)	$6	$(3)
Interest-bearing demand deposits	(3)	(2)	(5)
Money market accounts	(46)	18	(28)
Certificates of deposit	(286)	(173)	(459)
FHLB advances	(218)	(329)	(547)

Total net change in expense on interest-bearing liabilities	(562)	(480)	(1,042)
Total increase (decrease) in net interest income	$238	$(521)	$(283)

Interest Income. Total interest income for the three months ended September 30, 2011 decreased $1.3 million, or 18.6%, to $5.8 million, from $7.1 million for the three months ended September 30, 2010. The decrease during the period was primarily attributable to the decline in net loans receivable over the last year.

The following tables compare detailed average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011		2010		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2010
	(Dollars in thousands)

Loans receivable, net (1)	$335,698	6.25%	$394,221	6.53%	$(1,188)
Mortgage-backed securities	39,216	4.72	47,773	5.07	(143)
Investment securities	5,583	4.44	6,525	4.29	(8)
FHLB stock	6,510	-	6,510	-	-
Cash and due from banks	65,866	0.19	32,215	0.22	14
Total interest-earning assets	$452,873	5.13%	$487,344	5.85%	$(1,325)
(1)

Non-accruing loans have been included in the table as loans carrying a zero yield for the period that they have been on non-accrual. Calculated net of deferred loan fees, loan discounts, and loans in process.

Interest Expense. Interest expense decreased $1.0 million, or 39.1%, to $1.6 million for the three months ended September 30, 2011, from $2.7 million for the three months ended September 30, 2010. The average cost of interest-bearing liabilities decreased 70 basis points to 1.66% for the three months ended September 30, 2011 compared to 2.36% for the same period of the prior year. The decrease was primarily due to a 63 basis point decline in our average cost of certificates of deposit and a 114 basis point decline in the average cost of Federal Home Loan Bank advances combined with reductions of $43.8 million and $23.8 million in average FHLB advances and average certificates of deposit during the first fiscal quarter as compared to the same period last year. The average balance of total interest-bearing liabilities decreased $60.7 million, or 13.5%, to $390.3 million for the three months ended September 30, 2011 from $450.9 million for the three months ended September 30, 2010.

The following table details average balances cost of funds and the change in interest expense for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011		2010		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2010
	(In thousands)

Savings deposits	$33,369	0.66%	$30,264	0.77%	$(3)
Interest-bearing demand deposits	19,299	0.25	22,352	0.30	(5)
Money market deposits	78,819	0.83	71,895	1.07	(28)
Certificates of deposit	181,875	2.28	205,682	2.91	(459)
FHLB advances	76,889	1.86	120,733	3.00	(547)
Total interest-bearing liabilities	$390,251	1.66%	$450,926	2.36%	$(1,042)

Provision for Loan Losses. In connection with its analysis of the loan portfolio at September 30, 2011, management determined that a provision for loan losses of $525,000 was required for the three months ended September 30, 2011, compared to the $1.2 million provision for loan losses established for the three months ended September 30, 2010. The provision reflects the continued weakness in both the general economy and real estate market and reflects the decline in non-performing loans during the current fiscal quarter as well as net charge-offs of $398,000. Non-performing loans were $11.2 million or 2.3% of total assets at September 30, 2011, compared to $14.1 million or 2.9% as of June 30, 2011. In addition, the three months ended September 30, 2010 included a $1.3 million specific reserve on a loan secured by a construction mini storage facility due to declining market conditions. The specific allowance component is created when management believes that the collectability of a specific large loan, such as a real estate, multi-family or commercial real estate loan, has been impaired and a loss is probable. The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

Management considers the allowance for loan losses at September 30, 2011 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Bank’s financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by the Bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The provision for loan losses is impacted by the historical performance and current risk factors associated with each loan type in our portfolio.  As we increase the loan portfolio, we anticipate an increase in the allowance for loan losses based upon both portfolio growth and the risk characteristics associated with the respective portfolio type.

The following table details activity and information related to the allowance for loan losses at and for the 3 months ended September 30, 2011 and 2010.

	At or For the Three Months Ended September 30,
	2011	2010
	(In thousands)

Provision for loan losses	$525	$1,180
Net charge-offs	$398	$6,971
Allowance for loan losses	$7,366	$10,997
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	2.3%	2.9%
Nonaccrual and 90 days or more past due loans	$11,224	$8,924
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	65.6%	123.2%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	3.5%	2.3%
Total loans	$323,340	$383,459

Noninterest Income. Noninterest income decreased $89,000 or 5.6% to $1.5 million for the three months ended September 30, 2011 from $1.6 million for the same quarter in 2010. The following table provides a detailed analysis of the changes in the components of noninterest income for the three months ended September 30, 2011 compared to the same period in 2010:

	Three Months Ended September 30,		Increase (decrease)
	2011	2010	Amount	Percent
	(Dollars in thousands)

Deposit services fees	$529	$670	$(141)	(21.0)%
Other deposit fees	217	219	(2)	(0.9)
Loan fees	229	231	(2)	(0.9)
Gain (loss) on sale of loans	(12)	93	(105)	(112.9)
Gain on sale of investments	193	54	139	257.4
Other income	293	330	(37)	(11.2)
Gain on sale of property, premises and equipment	51	-	51	100.0
Total noninterest income	$1,500	$1,597	$(97)	(5.6)%

Noninterest income decreased during the quarter ended September 30, 2011, primarily as a result of a decline in deposit service fees and reduced gains on sale of loans partially offset by an increase in gain on sale of investments. The decrease in deposit services fees was related to the Bank’s two branch closures, and a decrease in ATM fee and overdraft fee income as a result of the new opt-in rules. The decrease in the amount of gain on the sale of loans was the result of a lower volume of loans sold into the secondary market during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to lower demand for one-to-four home loans and less refinancing activity. We recorded an increase in gain on sale of investments as we sold three investments for a gain in three months ended September 30, 2011 compared to one investment sold for a gain in the three months ended September 30, 2010. In addition, we sold an underutilized parking lot for a gain on sale of $51,000.

Noninterest Expense. The following tables provide an analysis of the changes in the components of noninterest expense for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Increase (decrease)
	2011	2010	Amount	Percent
	(Dollars in thousands)

Compensation and benefits	$2,128	$2,168	$(40)	(1.8)%
General and administrative expenses	1,366	1,204	162	13.5
Real estate owned impairment	1,119	493	626	127.0
FDIC Insurance premium	250	313	(63)	(20.1)
Information technology	1,280	487	793	162.8
Occupancy and equipment	527	573	(46)	(8.0)
Deposit services	107	181	(74)	(40.9)
Marketing	152	129	23	27.2
(Gain) on sale of real estate owned	(59)	(20)	(39)	195.0
Total noninterest expense	$6,870	$5,528	$1,342	24.4%

Noninterest expense increased $1.3 million, or 24.4%, to $6.9 million for the three months ended September 30, 2011 from $5.5 million for the three months ended September 30, 2010. During the quarter our information technology expense increased $793,000, of which $727,000 related to a core systems conversion scheduled for April, 2012. This conversion will increase operational efficiency, reduce expenses and add additional products and services such as mobile banking that we will offer our customers. Real estate owned impairment increased $626,000 or 127.0% to $1.1 million due to continued deterioration in the real estate market, including one single family residential property requiring a $697,000 impairment charge during the quarter. The Company’s efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 121.0% for the three months ended September 30, 2011 compared to 91.2% for the three months ended September 30, 2010.

Provision (benefit) for Income Tax.  As a result of uncertainties surrounding our realization of additional deferred tax assets, the Bank has not recorded a tax benefit for the three months ended September 30, 2011.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments. At September 30, 2011, the total approved loan origination commitments outstanding amounted to $903,000.   At the same date, unused lines of credit were $29.8 million.

For purposes of determining our liquidity position, we use a concept of basic surplus, which is derived from the total of available for sale securities, as well as other liquid assets, less short-term liabilities. Our Board of Directors has established a target range for basic surplus of 5% to 7%. For the three months ended September 30, 2011, our average basic surplus was 15.4%, which indicates we exceeded the liquidity standard set by the Board. The Order requires Anchor Bank to establish liquidity and funds management policy that includes specific provisions to maintain a liquidity ratio of at least 15%. As of September 30, 2011 the Bank’s liquidity ratio was 30.6%.

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

Certificates of deposit scheduled to mature in one year or less at September 30, 2011 totaled $79.7 million. We had no brokered deposits at September 30, 2011. Management’s policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with Anchor Bank. In addition, we had the ability to borrow an additional $43.1 million from the FHLB of Seattle.

We measure our liquidity based on our ability to fund assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices, or in a reasonable time frame, to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and liabilities to manage effectively our liquidity and funding requirements

Our primary source of funds is the Bank’s deposits. When deposits are not available to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: cash management from the FHLB of Seattle, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. Alternatively, we may also liquidate assets to meet our funding needs. On a monthly basis, we estimate our liquidity sources and needs for the coming three-month, nine-month, and one-year time periods. Also, we determine funding concentrations and our need for sources of funds other than deposits. This information is used by our Asset Liability Management Committee in forecasting funding needs and investing opportunities.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary sources of income are ESOP loan payments and ESOP loan interest income as there is no ability to receive dividends from the Bank in the near future. The Bank’s strategic business plan filed with the FDIC in connection with the Order contemplates no payment of dividends throughout the three-year period covered by the plan and we do not expect the Bank will be permitted to pay dividends as long as the Order remains in effect. In addition, the FDIC’s non-objection of the conversion restricts us from making any distributions to stockholders that represent a return of capital without the written non-objection of the FDIC Regional Director.

Commitments and Off-Balance Sheet Arrangements. We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of our customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated balance sheets. Our maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of September 30, 2011:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Due in One Year
	(In thousands)

Commitments to originate loans (1)	$903	$903
Lines of Credit (2)
Fixed rate (3)	9,708	9,708
Adjustable rate	20,114	20,114
Undisbursed balance of lines of credit	$29,822	$29,822

(1)	Interest rates on fixed rate loans range from 3.125% to 7.25%.
(2)	At September 30, 2011 there were no reserves for unfunded commitments.
(3)	Includes standby letters of credit.

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards and the Order. As of September 30, 2011 the Bank exceeded all regulatory capital requirements with Core Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 10.5%, 15.9%, and 17.2%, respectively. As of September 30, 2010 these ratios were

7.8%, 10.7%, and 12.0%, respectively. Although the Bank was “well capitalized” at September 30, 2011, based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, because of the deficiencies cited in the FDIC Cease and Desist Order, the Bank entered into with the Washington Department of Financial Institution and the Federal Deposit Insurance Corporation,  the Bank is not regarded as “well capitalized” for federal regulatory purposes.

Anchor Bancorp exceeded all regulatory capital requirements with Core Capital, Tier 1 Risk Based Capital and Total Risk-Based Capital ratios of 10.9%, 16.5, and 17.7% as of September 30, 2011.

 For additional information, see the discussion included in Note 5 to the Selected Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Anchor Bank					Minimum to be Well
			Minimum		Capitalized Under Prompt
	Actual		Capital Requirement		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of September 30, 2011
Total capital
(to risk-weighted
assets)	$ 56,125	17.2%	$ 26,178	8.0%	$ 32,722	10.0%
Tier I capital
(to risk-weighted
assets)	$ 51,995	15.9%	$ 13,089	4.0%	$ 19,633	6.0%
Tier I leverage capital
(to average assets)	$ 51,995	10.5%	$ 19,830	4.0%	$ 24,788	5.0%

The following table is the Anchor Bancorp’s capital tier ratios as of September 30, 2011.

Anchor Bancorp

	Actual
	Amount	Ratio
	(Dollars in thousands)

As of September 30, 2011
Total capital
(to risk-weighted
assets)	$ 58,045	17.7%
Tier I capital
(to risk-weighted
assets)	$ 53,915	16.5%
Tier I leverage capital
(to average assets)	$ 53,915	10.9%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has not been any material change in the market risk disclosures contained in the Company’s 10K for the year ended June 30, 2011.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank’s internal control testing. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent every error or instance of fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, the Company is engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Company’s financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Form 10-K for  the year ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2011, we did not sell any securities that were not registered under the Securities Act of 1933. We did not execute any open market repurchases of our common stock from July 1, 2011 through September 30, 2011.

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
101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter   ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Balance Sheets; (2) Condensed Consolidated Statement of Operations; (3) Condensed Consolidated Statements of Stockholders’ Equity; (4) Condensed Consolidated Statement of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-154734)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP

Date: November 10, 2011	/s/Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2011	/s/Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

 EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter   ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Balance Sheets; (2) Condensed Consolidated Statement of Operations; (3) Condensed Consolidated Statements of Stockholders’ Equity; (4) Condensed Consolidated Statement of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.

40