Form 10-Q
period 2011-12-31
Anchor Bancorp
filed 2012-02-06
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-34965

ANCHOR BANCORP

(Exact name of registrant as specified in its charter)

Washington	26-3356075
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	I.D. Number)

601 Woodland Square Loop, SE, Lacey, Washington	98503
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(360) 491-2250

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
Yes [X] No [   ]

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of February 6, 2012, there were 2,550,000, shares of common stock, $.01 par value per share, outstanding.

ANCHOR BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiaries, unless the context indicates otherwise.  When we refer to the “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, a wholly owned subsidiary of Anchor Bancorp.

Item 1. Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share data) (Unaudited)	December 31, 2011	June 30, 2011
ASSETS
Cash and due from banks	$76,341	$63,757
Securities available for sale, at fair value, amortized cost of $42,509 and $35,814, respectively	43,832	38,163
Securities held-to-maturity, at amortized cost, fair value of $8,632 and $8,157, respectively	8,115	7,587
Loans held for sale	1,174	225
Loans receivable, net of allowance for loan losses of $6,469 and $7,239, respectively	307,457	325,464
Life insurance investment, net of surrender charges	17,957	17,612
Accrued interest receivable	1,686	1,810
Real estate owned, net	8,177	12,597
Federal Home Loan Bank (FHLB) stock, at cost	6,510	6,510
Property, premises, and equipment, at cost, less accumulated depreciation of $15,292 and $15,234, respectively	12,413	13,076
Deferred tax asset, net	900	551
Prepaid expenses and other assets	1,542	1,583
Total assets	$486,104	$488,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$29,966	$30,288
Interest-bearing	319,512	309,186
Total deposits	349,478	339,474

FHLB advances	74,900	85,900
Advance payments by borrowers for taxes and insurance	1,425	1,389
Supplemental Executive Retirement Plan liability	1,757	1,838
Accounts payable and other liabilities	3,340	2,882
Total liabilities	430,900	431,483

Commitments and Contingencies

STOCKHOLDERS’ EQUITY Preferred stock, $.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	-	-
Common stock, $.01 par value per share, authorized 45,000,0000 shares; 2,550,000 issued and 2,454,233 outstanding at
December 31, 2011 and 2,550,000 shares issued and 2,450,833 outstanding at June 30, 2011	25	25
Additional paid-in capital	23,205	23,187
Retained earnings, substantially restricted	31,836	33,458
Unearned Employee Stock Ownership Plan (ESOP) shares	(958)	(992)
Accumulated other comprehensive income, net of tax	1,096	1,774
Total stockholders’ equity	55,204	57,452
Total liabilities and stockholders’ equity	$486,104	$488,935

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Dollars in thousands, except share data) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Interest income:
Loans receivable, including fees	$5,181	$5,915	$10,428	$12,350
Securities	84	86	178	174
Mortgage-backed securities	487	550	949	1,156
Total interest income	5,752	6,551	11,555	13,680
Interest expense:
Deposits	1,238	1,511	2,504	3,272
FHLB advances	352	473	709	1,378
Total interest expense	1,590	1,984	3,213	4,650
Net interest income before provision for loan losses	4,162	4,567	8,342	9,030
Provision for loan losses	475	330	1,000	1,510
Net interest income after provision for loan losses	3,687	4,237	7,342	7,520
Noninterest income
Deposit service fees	506	594	1,036	1,264
Other deposit fees	206	212	423	431
Gain on sale of investments	686	81	879	135
Loan fees	257	302	485	533
Gain (loss) on sale of loans	(21)	95	(33)	188
Other income	329	341	622	671
Total noninterest income	1,963	1,625	3,412	3,222
Noninterest expense
Compensation and benefits	2,067	2,161	4,196	4,329
General and administrative expenses	903	952	2,012	1,875
Real estate owned impairment	469	791	1,588	1,287
Real estate holding costs	198	317	455	595
Federal Deposit Insurance Corporation (FDIC) insurance premiums	252	312	503	625
Information technology	757	525	2,036	1,012
Occupancy and equipment	523	597	1,050	1,170
Deposit services	120	165	227	346
Marketing	172	146	324	275
Loss on sale of property, premises and equipment	159	168	107	168
(Gain) loss on sale of real estate owned	(63)	(146)	(122)	(166)
Total noninterest expense	5,557	5,988	12,376	11,516
Loss before benefit for income tax	93	(126)	(1,622)	(774)
Benefit for income tax	-	-	-	-
Net income (loss)	$93	$(126)	$(1,622)	$(774)
Basic earnings (loss) per share	$0.04	N/A	$(0.66)	N/A
Diluted earnings (loss) per share	$0.04	N/A	$(0.66)	N/A

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Six Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,622)	$(774)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	477	600
Net amortization of premiums on securities	35	50
Provision for loan losses	1,000	1,510
ESOP expense	(34)	-
Real estate owned impairment	1,588	1,287
Deferred income taxes, net of valuation allowance	(349)	105
Income from life insurance investment	(345)	(350)
Loss (gain) on sale of loans	33	(95)
Gain on sale of investments	(879)	(81)
Originations of loans held for sale	(8,902)	(5,739)
Proceeds from sale of loans held for sale	7,918	11,861
Loss on sale of property, premises, and equipment	107	168
Gain on sale of real estate owned	(122)	(166)
(Decrease) Increase in operating assets and liabilities:
Accrued interest receivable	124	228
Prepaid expenses, other assets, and income tax receivable	41	331
Supplemental Executive Retirement Plan	(81)	19
Accounts payable and other liabilities	458	(3,594)

Net cash provided by (used by) operating activities	(553)	5,360
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	18,163	4,035
Purchases of available-for-sale investments	(27,116)	-
Purchase of held-to-maturity investments	(1,537)	-
Principal repayments on mortgage-backed securities available-for-sale	3,164	3,258
Principal repayments on mortgage-backed securities held-to-maturity	1,003	1,339
Loan originations, net of undisbursed loan proceeds and principal repayments	13,780	27,946
Proceeds from sale of real estate owned	6,659	4,652
Capital improvements on real estate owned	(98)	(165)
Proceeds from sale of property, premises, and equipment	117	-
Purchase of fixed assets	(38)	(302)

Net cash provided by investing activities	14,097	40,763

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	10,004	(13,152)
Net change in advance payments by borrowers for taxes and insurance	36	34
Proceeds from FHLB advances	-	47,543
Repayment on FHLB advances	(11,000)	(86,043)

Net cash (used by) provided from financing activities	(960)	(51,618)

(Continued)

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued) (Dollars in thousands, except share data) (Unaudited)	Six Months Ended December 31,
	2011	2010

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	12,584	(5,495)

Beginning of period	63,757	32,831

End of period	$76,341	$27,336

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities
Net loans transferred to real estate owned	$3,608	$7,532

Originations of mortgage servicing rights	$4	$38

Cash paid during the period for
Interest	$3,231	$4,887

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Nature of Business

Anchor Bancorp (the “Company”), a Washington corporation, was formed in connection with the conversion of Anchor Mutual Savings Bank (the “Bank”) from the mutual to the stock form of organization. On January 25, 2011, the Bank completed its conversion from mutual to stock form, changed its name to “Anchor Bank” and became the wholly-owned subsidiary of the Company. Since the Bank’s conversion and the Company’s stock offering were consummated on January 25, 2011, the information contained in this document before that date, pertain to the operations of the Bank. (See Note 3 of these Selected Notes to Consolidated Financial Statements), which was completed on January 25, 2011.

Anchor Bank is a community-based savings bank primarily serving Western Washington through its 13 full-service bank offices (including three Wal-Mart store locations) and one loan production office located within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, Washington. Anchor Bank’s business consists of attracting deposits from the public and utilizing those deposits to originate loans.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 (“2011 Form 10-K”).  The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2012. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported net income (loss) or equity.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Recently Issued Accounting Pronouncements

In  January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in update 2010-20 for public entities. The delay is intended to allow FASB and ASU time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance is effective for interim and annual periods ending after September 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or results of operations.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In September 2011, FASB issued ASU 2011-09, “Compensation-Retirement Benefits-Multiemployer Plans”.  The current recognition and measurement guidance for an employer’s participation in a multiemployer plan requires that an employer recognize its required contribution to the plan as pension or other postretirement benefit cost for the period and recognize a liability for any contributions due at the reporting date.  That guidance is unchanged by these amendments.  Furthermore, the amendments do not change the requirement that an employer apply the recognition, measurement, and disclosure provisions for contingencies in Topic 450 if an obligation due to withdrawal from a multiemployer plan is either probable (accrue a liability and disclose the contingency) or reasonably possible (disclose the contingency).  For public entities, the amendments in this update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted.  The amendments should be applied retrospectively for all prior periods presented.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2011, FASB issued ASU 2011-10, Derecognition of in Substance Real Estate - a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). Under the ASU, a reporting entity that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt would apply FASB ASC Subtopic 360-20, Property, Plant, and Equipment - Real Estate Sales, to determine whether to derecognize assets and liabilities of that subsidiary. For a public entity, the ASU is effective prospectively for a deconsolidation event that takes place in fiscal years, and interim periods within those years, beginning on or after June 15, 2012.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2011, FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in conjunction with the International Accounting Standard Board’s (“IASB”) issuance of amendments to Disclosures - Offsetting Financial Assets and Financial Liabilities (Amendments to International Financial Reporting Standards (“IFRS”)7) . While the boards retained the existing offsetting models under U.S. GAAP and IFRS, the new standards require disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required.  The amendments in this update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this update.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 -Regulatory Order, Economic Environment, and Management’s Plans

On August 12, 2009, the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Order”) with the FDIC and the Washington Department of Financial Institutions (“DFI”). The FDIC and DFI determined that the Bank had engaged in unsafe or unsound the banking practices. Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the DFI. Other material provisions of the Order require the Bank to: (i) maintain Tier 1 capital in an amount equal to or exceeding 10% of Anchor Bank's total assets and a liquidity ratio of 15% (ii) reduce the assets classified as substandard and/or doubtful as a percent of capital to not more than 30% and (iii) prepare and submit progress reports to the FDIC and DFI. The Order will remain in effect until modified or terminated by the FDIC and the DFI. The Bank has been actively engaged in responding to the concerns raised by the Order and was in compliance with the required capital, liquidity and classified assets ratios at December 31, 2011.   Management believes the Bank is taking appropriate steps to comply with the other requirements of the Order. For additional information regarding the Order, see Item 1A, Risk Factors, “We are subject to increased regulatory scrutiny and are subject to certain business limitations. Further, we may be subject to more severe future regulatory enforcement actions if our financial condition or performance weakens further.” in our 2011 Form 10-K.

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

Although the Bank was “well capitalized” at December 31, 2011, based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, because of the deficiencies cited in the Order,  the Bank is not regarded as “well capitalized” for federal regulatory purposes.

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

	For quarter ended December 31, 2011	For six months ended December 31,2011
	(Dollars in thousands, except share data)

Net income (loss)	$93	$(1,622)

Weighted-average common shares outstanding	2,453,383	2,452,533

Basic earnings (loss) per share	$0.04	$(0.66)

Diluted earnings (loss) per share	$0.04	$(0.66)

Basic and diluted earnings (loss) per share are the same amount for the three and six months ended December 31, 2011 as the Company does not have any additional potential common shares issuable.

Note 7 - Investments

The amortized cost and estimated fair market values of investment securities, including mortgage-backed securities, available-for-sale, and held-to-maturity (classified by class) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2011
Securities available-for-sale
Municipal bonds	$1,967	$42	$-	$2,009
Mortgage-backed securities	40,542	1,327	(46)	41,823
	$42,509	$1,369	$(46)	$43,832

Securities held-to-maturity
Mortgage-backed securities	$7,969	$518	$(1)	$8,486
Municipal bonds	146	-	-	146
	$8,115	$518	$(1)	$8,632

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2011
Securities available-for-sale
Municipal bonds	$2,355	$45	$-	$2,400
U.S. government agency securities	3,000	45	-	3,045
Mortgage-backed securities	30,459	2,259	-	32,718
	$35,814	$2,349	$-	$38,163

Securities held-to-maturity
Mortgage-backed securities	$7,438	$570	$-	$8,008
Municipal bonds	149	-	-	149
	$7,587	$570	$-	$8,157

At December 31, 2011 there were ten securities in an unrealized loss position. At June 30, 2011, there were no securities in an unrealized loss position.  The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of December 31, 2011 were as follows (there were no securities in an unrealized loss position at June 30, 2011):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2011
Investments available for sale
Municipal bonds	$11,416	$(46)	$-	$-	$11,416	$(46)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual maturities of securities at December 31, 2011 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore these securities are classified separately with no specific maturity date.

December 31, 2011	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Due within one year	$305	$312
Due one to five years	1,345	1,380
Due after five years to ten years	105	105
Due after ten years	212	212

Mortgage-backed securities	40,542	41,823
	$42,509	$43,832

	Amortized Cost	Fair Value
	(In thousands)
Securities held-to-maturity
Due after ten years	$146	$146

Mortgage-backed securities	7,969	8,486
	$8,115	$8,632

Sales of securities and maturities for the three and six months ended December 31, 2011 and 2010 are summarized as follows:

	Three Months ended December 31,		Six Months ended December 31,
	2011	2010	2011	2010
	(In thousands)

Proceeds from sales and maturities	$14,965	$2,202	$18,163	$3,393
Gross realized gains	$686	$81	$879	$135
Gross realized losses	$-	$-	$-	$-

At December 31, 2011, securities with total book values of $4.4 million and total fair values of $4.8 million were pledged to secure certain public deposits. Securities with total book values of $962,000 and total fair values of $1.0 million were pledged to secure certificates of deposit in excess of FDIC-insured limits. Securities with total book values of $5.1 million and total fair values of $5.5 million were pledged to secure FHLB borrowings.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Loans Receivable, net

Loans receivable consisted of the following at the dates indicated:

	December 31,	June 30,
	2011	2011
	(In thousands)
Real estate
One-to-four family residential	$ 90,352	$97,133
Multi-family residential	46,004	42,608
Commercial	100,189	105,997
Construction	8,128	11,650
Land loans	6,131	6,723
Total real estate	250,804	264,111

Consumer
Home equity	33,402	35,729
Credit cards	6,653	7,101
Automobile	4,287	5,547
Other consumer loans	3,259	3,595
Total consumer	47,601	51,972

Commercial business loans	16,083	17,268
Total loans	314,488	333,351

Less
Deferred loan fees and unamortized
discount on purchased loans	562	648
Allowance for loan losses	6,469	7,239
	$ 307,457	$325,464

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the quarter ended December 31, 2011:

	One-to- four family	Multi- family residential	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	2011 Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$2,635	$219	$473	$389	$151	$2,376	$1,123	$7,366
Provision for loan losses	(202)	70	385	(74)	116	251	(71)	475
Charge-offs	(571)	-	(278)	(178)	-	(590)	(33)	(1,650)
Recoveries	113	-	4	99	-	37	25	278

Ending balance	$1,975	$289	$584	$236	$267	$2,074	$1,044	$6,469
(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only class of consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2011:

	One-to- four family	Multi- family residential	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	2011 Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,980	$88	$173	$1,163	$191	$2,135	$1,509	$7,239
Provision for loan losses	599	201	742	(830)	76	754	(542)	1,000
Charge-offs	(969)	-	(337)	(332)	-	(891)	(33)	(2,562)
Recoveries	365	-	6	235	-	76	110	792

Ending balance	$1,975	$289	$584	$236	$267	$2,074	$1,044	$6,469
(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only class of consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses for the three and six months ended December 31, 2010:

	Three months ended December 31, 2010	Six months ended December 31,2010
	(In thousands)

Beginning balance	$10,997	$16,788
Provision for losses	330	1,510
Charge-offs	(458)	(7,544)
Recoveries	33	148
	$10,902	$10,902

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table presents loans individually evaluated for impairment by class of loans for the quarter-to-date (“QTD”) and year-to-date (“YTD”) as of December 31, 2011:

	Recorded Investments (1)	Unpaid Principal Balance (2)	Related Allowance	QTD Average Recorded Investments	YTD Average Investment in Impaired Loans	QTD Interest Income Recognized	YTD Interest Income Recognized

With no Allowance recorded

One-to-four family	$12,737	$14,161	$-	$13,752	$14,587	$139	$263
Multi-family residential	2,699	2,848	-	2,849	1,645	37	44
Commercial real estate	8,015	8,157	-	8,218	7,680	117	186
Construction	4,706	4,925	-	3,388	6,192	3	21
Land	98	149	-	144	192	2	4
Home equity	430	521	-	557	431	8	10
Commercial business	1,835	1,902	-	1,887	3,766	25	38

With an Allowance recorded
One-to-four family	$-	$-	$-	$540	$670	$-	$13
Multi-family residential	-	-	-	-	-	-	2
Commercial real estate	-	-	-	134	190	-	-
Construction	-	-	-	1,678	1,423	-	-
Home equity	-	-	-	21	21	-	-
Other consumer	-	-	-	-	-	-	1
Commercial business	-	-	-	51	195	-	1

Total
One-to-four family	$12,737	$14,161	$-	$14,292	$15,257	$139	$276
Multi-family residential	2,699	2,848	-	2,849	1,645	37	46
Commercial real estate	8,015	8,157	-	8,352	7,870	117	186
Construction	4,706	4,925	-	5,066	7,615	3	21
Land	98	149	-	144	192	2	4
Home equity	430	521	-	578	452	8	10
Other consumer	-	-	-	-	-	-	1
Commercial business	1,835	1,902	-	1,938	3,961	25	39
Total	$30,520	$32,663	$-	$33,219	$36,992	$331	$583

(1)	Represents the loan balance less charge offs.
(2)	Contractual loan principal balance.

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

For the three and six months ended December 31, 2010, average impaired loans were $19.5 million and $19.8 million, respectively, with interest income recognized on impaired loans for the same periods of $319,000 and $627,000, respectively.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011:

	One-to-four family	Multi- family residential	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$1,975	$289	$584	$236	$267	$2,074	$1,044	$6,469
Ending balance: individually evaluated for impairment	-	-	-	-	-	-	-	-
Ending balance: collectively evaluated for impairment	$1,975	$289	$584	$236	$267	$2,074	$1,044	$6,469

Loans receivable:
Ending balance	$90,352	$46,004	$100,189	$8,128	$6,131	$47,601	$16,083	$314,488
Ending balance: individually evaluated for impairment	12,737	2,699	8,015	4,706	98	430	1,835	30,520
Ending balance: collectively evaluated for impairment	$77,615	$43,305	$92,174	$3,422	$6,033	$47,171	$14,248	283,968
(1)	Consumer loans include home equity, credit cards, auto and other loans. The only class of consumer loans with impairment are home equity loans.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011:

	One-to-four family	Multi- family residential	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$1,980	$88	$173	$1,163	$191	$2,135	$1,509	$7,239
Ending balance: individually evaluated for impairment	326	-	6	649	-	41	133	1,155
Ending balance: collectively evaluated for impairment	$1,654	$88	$167	$514	$191	$2,094	$1,376	$6,084

Loans receivable:
Ending balance	$97,133	$42,608	$105,997	$11,650	$6,723	$51,972	$17,268	$333,351
Ending balance: individually evaluated for impairment	14,812	437	7,533	8,101	139	373	3,082	34,477
Ending balance: collectively evaluated for impairment	$82,321	$42,171	$98,464	$3,549	$6,584	$51,599	$14,186	$298,874
(1)	Consumer loans include home equity, credit cards, auto and other loans. The only class of consumer loans with impairments are home equity loans.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in nonaccrual and loans past due 90 days still on accrual by class of loans as of the dates indicated:

	December 31, 2011	June 30, 2011
	(In thousands)

One-to-four family residential	$3,519	$3,157
Commercial	4,097	2,280
Construction	4,134	6,900
Land loans	23	90
Home equity	348	122
Automobile	119	63
Credit cards	166	137
Other	7	51
Commercial business loans	484	1,369
Total	$12,897	$14,169

The table above includes $12.7 million in nonaccrual and $208,000 in past due 90 days or more and still accruing, net of partial loan charge-offs at December 31, 2011. There were $11.0 million nonaccrual and $3.2 million in past due 90 days or more and still accruing, net of partial loan charge-offs at June 30, 2011.

The following table presents past due loans, net of partial loan charge offs, by class, as of December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$3,464	$906	$3,519	$7,889	$82,463	$90,352
Multi-family residential	1,014	-	-	1,014	44,900	46,004
Commercial	579	963	4,097	5,639	94,550	100,189
Construction	580	-	4,134	4,714	3,414	8,128
Land	-	149	23	172	5,959	6,131
Home equity	311	-	348	659	32,743	33,402
Credit cards	83	-	166	249	6,404	6,653
Automobile	62	2	119	183	4,104	4,287
Other	202	41	7	250	3,009	3,259
Commercial business loans	250	-	484	734	15,349	16,083

Total	$6,545	$2,061	$12,897	$21,503	$292,985	$314,488

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge offs, by class as of June 30, 2011:

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the internally assigned grade as of December 31, 2011, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:

Pass	$ 72,667	$32,763	$ 72,311	$ 2,318	$ 5,841	$ 31,290	$ 6,404	$ 4,063	$ 2,985	$ 8,805	$ 239,447
Watch	2,258	3,750	15,328	121	166	1,304	83	95	207	2,329	25,641
Special Mention	236	5,576	979	-	26	-	-	5	41	11	6,874
Substandard	15,191	3,915	11,571	5,689	98	808	166	124	26	4,938	42,526
Doubtful	-	-	-	-	-	-	-	-	-	-

Total	$90,352	$ 46,004	$100,189	$ 8,128	$ 6,131	$ 33,402	$ 6,653	$ 4,287	$ 3,259	$ 16,083	$ 314,488

The following table represents the credit risk profile based on payment activity as of December 31, 2011, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Performing	$ 86,833	$46,004	$ 96,092	$ 3,994	$ 6,108	$ 33,054	$ 6,487	$ 4,168	$ 3,252	$ 15,599	$ 301,591
Nonperforming(1)	3,519	-	4,097	4,134	23	348	166	119	7	484	12,897

Total	$ 90,352	$ 46,004	$100,189	$ 8,128	$ 6,131	$ 33,402	$ 6,653	$ 4,287	$ 3,259	$ 16,083	$314,488

(1)	Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the internally assigned grade as of June 30, 2011, by class of loans:

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

The following table represents the credit risk profile based on payment activity as of June 30, 2011, by class of loans:

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

Troubled Debt Restructure. At December 31, 2011, troubled debt restructured loans (“TDRs”), included in impaired loans above, totaled $17.2 million with $1.1 million currently in non-accrual. Restructured loans are an option that the Bank uses to minimize risk of loss. The modifications have included items such as lowering the interest on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank’s best interest. At December 31, 2011, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Bank has utilized a combination of rate and term modifications for its TDRs.

The following table reflects troubled debt restructurings completed during the quarter ended December 31, 2011:

December 31, 2011	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
(Dollars in thousands)
One-to-four family	2	$539	$476
Multi-family residential	-	-	-
Commercial real estate	-	-	-
Construction	-	-	-
Land	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Commercial business	-	-	-
Total	2	$539	$476

The following table reflects troubled debt restructurings during the past twelve months that defaulted during the quarter ended December 31, 2011:

	Subsequently Defaulted TDRs
December 31, 2011	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family	4	$2,069	$1,810
Multi-family residential	-	-	-
Commercial real estate	1	240	129
Construction	-	-	-
Land	-	-	-
Home equity	2	162	155
Automobile	-	-	-
Other consumer	-	-	-
Commercial business	1	382	382
Total	8	$2,853	$2,476

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents restructured loans by accrual versus nonaccrual status and by loan class as of December 31, 2011:

	December 31, 2011
	Accrual Status	Nonaccrual Status	Total Modifications
	(in thousands)
One-to-four family	$9,288	$965	$10,253
Multi-family residential	2,699	-	2,699
Commercial real estate	1,907	129	2,036
Construction	572	-	572
Land	76	-	76
Home equity	247	-	247
Automobile	-	-	-
Other consumer	-	-	-
Commercial business	1,323	-	1,323
Total	$16,112	$1,094	$17,206

The following table represents newly restructured loans by type of modification that occurred during the three months ended December 31, 2011:

	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
(Dollars in thousands)
One-to-four family	2	$ -	$ -	$ -	$ 476	$ 476
Multi-family residential	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Land	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Automobile	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Total	2	$ -	$ -	$ -	$ 476	$ 476

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents newly restructured loans by type of modification that occurred during the six months ended December 31, 2011:

	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(Dollars in thousands)
One-to-four family	5	$ -	$ -	$ -	$ 1,450	$ 1,450
Multi-family residential	1	-	-	-	2,265	2,265
Commercial real estate	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Land	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Automobile	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Commercial business	1	-	-	-	101	101
Total	7	$ -	$ -	$ -	$ 3,816	$ 3,816

Note 9 - Real Estate Owned, net

The following table is a summary or real estate owned for the quarter ended December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Balance at the beginning of the period	$11,234	$17,695
Loans transferred to REO	1,167	1,569
Capitalized improvements	52	37
Sales	(3,807)	(2,015)
Impairments	(469)	(791)
Balance at the end of the period	$8,177	$16,494

The following table is a summary of real estate owned for the six months ended December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Balance at the beginning of the period	$12,597	$14,570
Loans transferred to REO	3,608	7,532
Capitalized improvements	98	165
Sales	(6,538)	(4,486)
Impairments	(1,588)	(1,287)
Balance at the end of the period	$8,177	$16,494

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

As shares are committed to be released from collateral, the Company reports compensation expense equal to the daily average market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued throughout the year.

Shares held by the ESOP as of December 31, 2011 are as follows:

December 31, 2011

Allocated shares	6,233
Unallocated shares	95,767
Total ESOP shares	102,000

Fair value of unallocated shares	$599,000

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no transfers between Level 1 and Level 2 during the three or six months ended December 31, 2011.The following table shows the Company’s assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)

Municipal bonds	$-	$2,009	$-	$2,009
U.S. government agency securities	-	-	-	-
Mortgage-backed securities	-	41,823	-	41,823

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)

Municipal bonds	$-	$2,400	$-	$2,400
U.S. government agency securities	-	3,045	-	3,045
Mortgage-backed securities	-	32,718	-	32,718

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

	December 31, 2011
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)

Impaired loans (1)	$-	$-	$16,208	$16,208	$	(2,114)
Real estate owned	$-	$-	$8,177	$8,177		$(11,090)
Loans held for sale (2)	$1,174	$-	$-	$1,174		$-

(1) The balance disclosed for impaired loans represents the impaired loans where fair value is less than unpaid principal prior to impairment at December 31, 2011.
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
 (4) The fair value is based on quoted market prices obtained from FHLMC or from direct sales to other third parties. FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no transfers in or out of Level 3 during the six months ended December 31, 2011. The estimated fair values of financial instruments at the dates indicated are as follows:

	December 31, 2011		June 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets
Cash and due from banks	$76,341	$76,341	$63,757	$63,757
Securities available-for-sale	43,832	43,832	38,163	38,163
Securities held-to-maturity	8,115	8,632	7,587	8,157
Loans held for sale	1,174	1,174	225	225
Loans receivable	307,457	290,983	325,464	308,053
Life insurance investment	17,957	17,957	17,612	17,612
Accrued interest receivable	1,686	1,686	1,810	1,810
FHLB stock	6,510	6,510	6,510	6,510

Liabilities
Demand deposits, savings and money market	168,093	168,093	157,955	157,955
Certificates of deposit	181,385	178,985	181,519	179,526
FHLB advances	74,900	76,430	85,900	86,375
Advance payments by borrowers for taxes and insurance	1,425	1,425	1,389	1,389

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this Form 10-Q.

Some of these and other factors are discussed in our 2011 Form10-K under the caption “Risk Factors.”  Such developments could have an adverse impact on our financial position and results of operations.

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

Background and Overview

Anchor Bancorp, a Washington corporation, was formed for the purpose of becoming the bank holding company for Anchor Bank in connection with the Bank’s conversion from mutual to stock form, which was completed on January 25, 2011.  At December 31, 2011, we had total assets of $486.1 million, total deposits of $349.5 million and total stockholders' equity of $55.2 million.  Anchor Bancorp’s business activities generally are limited to passive investment activities and oversight of its investment in Anchor Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to Anchor Bank.

Anchor Bank is a Washington chartered savings bank that was organized in 1907 as a Washington state chartered savings and loan association, converted to a federal mutual savings and loan association in 1935, and converted to a Washington state chartered mutual savings bank in 1990. Anchor Bank is a community-based savings bank primarily serving Western Washington through 13 full-service banking offices (including three Wal-Mart store locations) located within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers; however, most of our loans are collateralized by real estate. Historically, lending activities have been primarily directed toward the origination of one- to four-family residential construction, commercial real estate and consumer loans. Since 1990, we have also offered commercial real estate loans and multi-family loans primarily in Western Washington. To an increasing extent in recent years, lending activities have also included the origination of residential construction loans through brokers, in particular within the Portland, Oregon metropolitan area and increased reliance on non-core deposit sources of funds.

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution’s income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, we recorded a valuation allowance of $7.1 million at December 31, 2011. The deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to securities available for sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from deferred loan fees and costs, mortgage servicing rights, loan loss reserves and dividends received from the FHLB of Seattle. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

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

Comparison of Financial Condition at December 31, 2011 and June 30, 2011

General. Total assets decreased by $2.8 million, or 0.6%, to $486.1 million at December 31, 2011, from $488.9 million at June 30, 2011. We increased our liquidity during this period as cash and due from banks increased $12.6 million, or 19.7%, loans receivable decreased $18.0 million, or 5.5%, and mortgage-backed securities available for sale increased, $9.1 million.  Total liabilities decreased $583,000 during the period, primarily attributable to a $10.0 million, or 2.9% increase in deposits offset by $11.0 million or 12.8% decrease in FHLB advances.  The decreases were due to our continued focus on replacing borrowings with transaction account (“core”) deposits.

Mortgage-backed securities available for sale increased $9.1 million or 27.8% to $41.8 million at December 31, 2011 from $32.7 million at June 30, 2011. The increase in this portfolio was primarily the result of purchases of 21 investments totaling $27.1 million, sales of 18 investments totaling $14.8 million, and contractual repayments of $3.2 million. The sale was due to rebalancing the investment portfolio to shorten the duration of the portfolio. Mortgage-backed securities held-to-maturity increased $677,000 or 9.1% to $8.1 million at December 31, 2011 from $7.4 million at June 30, 2011, as a result of one purchase of $1.5 million and principal reductions.

Assets. Total assets decreased $2.8 million at December 31, 2011 from June 30, 2011. The following table details the increases and decreases in the composition of the Bank’s assets from June 30, 2011 to December 31, 2011:

			Increase/(Decrease)
	Balance at December 31, 2011	Balance at June 30, 2011	Amount	Percent
	(Dollars in thousands)

Cash and due from banks	$76,341	$63,757	$12,584	19.7%
Mortgage-backed securities, available-for- sale	41,823	32,718	9,105	27.8
Mortgage-backed securities, held to maturity	8,115	7,438	677	9.1
Loans receivable, net of allowance for loan losses	307,457	325,464	(18,007)	(5.5)
Real estate owned (REO), net	8,177	12,597	(4,420)	(35.1)

Cash and due from banks increased $12.6 million or 19.7% at December 31, 2011 from June 30, 2011 as weak loan demand combined with our continued focus on reducing non-performing assets resulted in loan originations of $18.6 million during the six months ended December 31, 2011 as compared to $18.2 million in the same period last year.  We are also maintaining a higher liquidity position as compared to historical levels for regulatory and asset-liability purposes.

Loans receivable, net, decreased $18.0 million or 5.5% to $307.5 million at December 31, 2011 from $325.5 million at June 30, 2011 primarily as a result of lower loan demand from creditworthy borrowers, charge-offs, and transfers of nonperforming loans to real estate owned, as well as pay downs due to normal borrower activity.  During the six months ended December 31, 2011, $3.6 million of non- performing loans were transferred to real estate owned.  We also continued to reduce our exposure to construction and land loans, with our total construction and land loan portfolios decreasing $4.1 million for the six months ended December 31, 2011.  In addition, our commercial real estate and commercial business loan portfolios decreased $5.8 million and $1.2 million, respectively, during the six months ended December 31, 2011 as a result of our continued focus on reducing the overall risk profile of our loan portfolio.

Deposits. Deposits increased $10.0 million, or 2.9%, to $349.5 million at December 31, 2011 from $339.5 million at June 30, 2011. The increase in deposits was due in part to our ongoing marketing strategy to focus on core deposits.

The following table details the changes in deposit accounts at the dates indicated:

			Increase/(Decrease)
	Balance at December 31, 2011	Balance at June 30, 2011	Amount	Percent
	(Dollars in thousands)

Noninterest-bearing demand deposits	$29,966	$30,288	$(322)	(1.1)%
Interest-bearing demand deposits	18,321	17,387	934	5.4
Money market accounts	84,746	78,017	6,729	8.6
Savings deposits	35,060	32,263	2,797	8.7
Certificates of deposit
Retail certificates	181,385	181,519	(134)	(0.1)
Brokered certificates	-	-	-	-
Total deposit accounts	$349,478	$339,474	$10,004	2.9%

Borrowings. FHLB advances decreased $11.0 million, or 12.8%, to $74.9 million at December 31, 2011 from $85.9 million at June 30, 2011. The decrease reflected our continued focus on reducing wholesale funds.

Stockholders’ Equity. Total stockholders’ equity decreased $2.2 million or 3.9% to $55.2 million at December 31, 2011 from $57.5 million at June 30, 2011. The decrease was primarily due to the $1.6 million loss during the six months ended December 31, 2011.  Other comprehensive income decreased $678,000 which was a result of sales of investments during the period.

Comparison of Operating Results for the Three and Six Months ended December 31, 2011 and 2010

General. Net income for the three months ended December 31, 2011 was $93,000 compared to a net loss of $126,000 for the three months ended December 31, 2010.   For the six months ended December 31, 2011 the net loss was $1.6 million compared to net loss of $774,000 for the comparable period in 2010.

Net Interest Income. Net interest income before the provision for loan losses decreased $405,000, or 8.9%, to $4.2 million for the quarter ended December 31, 2011 from $4.6 million for the quarter ended December 31, 2010.  For the six month period ended December 31, 2011 net interest income before the provision for loan losses, decreased $688,000 or 7.6% to $8.3 million from $9.0 million for the six months ended December 31, 2010.

The Company’s net interest margin decreased 20 basis points to 3.69% for the three months ended December 31, 2011, from 3.89% for the comparable period in 2010.  The decrease was primarily due to the decline in the yield on interest-earning assets.  Our yield on interest-earning assets decreased to 5.09% for the quarter ended December 31, 2011 from 5.58% for the same period last year.

The decline in the yield of interest-earning assets was primarily attributable to the downward repricing of investment securities, and a higher level of excess liquidity invested at a nominal yield.  The average cost of interest-bearing liabilities decreased 23 basis points to 1.61% for the three months ended December 31, 2011 compared to 1.84% for the same period in the prior year. This decrease was primarily due to a 32 basis point decrease in the average cost of certificates of deposits.

The following table sets forth the results of balance sheet changes in interest rates to the Bank’s net interest income for the three months ended December 31, 2011 compared to the same period in 2010. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$126	$(860)		$(734)
Mortgage-backed securities	(25)	(38)		(63)
Investment securities, FHLB stock and cash and due from banks	(76)	74		(2)
Total net change in income on interest-earning assets	$25	$(824)	$	(799)
Interest-bearing liabilities:
Savings deposits	$(10)	$8		$(2)
Interest-bearing demand deposits	(3)	(1)		(4)
Money market accounts	(62)	18		(44)
Certificates of deposit	(134)	(89)		(223)
FHLB advances	16	(137)		(121)

Total net change in expense on interest-bearing liabilities	(193)	(201)		(394)
Total increase (decrease) in net interest income	$218	$(623)		$(405)

For the six months ended December 31, 2011, our net interest margin decreased four basis points to 3.69% compared to 3.73% for the same period in 2010.  The average cost of interest-bearing liabilities decreased 47 basis points to 1.64% for the six months ended December 31, 2011 compared to 2.11% for the same period of the prior year.  This decrease is primarily a result of a 57 basis point decrease in the average cost of FHLB borrowings due to the elimination of higher priced borrowings through payoff at normal maturity dates and a 46 basis point decrease in the average cost of certificates of deposit as a result of the decline in brokered certificates of deposit during the six months ended December 31, 2011.

The following table sets forth the results of balance sheet changes in interest rates to our net interest for the six months ended December 31, 2011 compared to the same period in 2010:

	Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(13)	$(1,909)	$(1,922)
Mortgage-backed securities	(28)	(179)	(207)
Investment securities, FHLB stock and cash and due from banks	(128)	132	4
Total net change in income on interest-earning assets	$(169)	$(1,956)	$(2,125)

Interest-bearing liabilities:
Savings deposits	$(19)	$14	$(5)
Interest-bearing demand deposits	(5)	(4)	(9)
Money market accounts	(109)	37	(72)
Certificates of deposit	(425)	(258)	(683)
FHLB advances	(216)	(452)	(668)
Total net change in expense on interest-bearing liabilities	(774)	(663)	(1,437)
Total increase in net interest income	$605	$(1,293)	$(688)

Interest Income. Total interest income for the three months ended December 31, 2011 decreased $799,000, or 12.2%, to $5.8 million, from $6.6 million for the three months ended December 31, 2010. The decrease during the period was primarily attributable to the decline in net loans receivable over the last year.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31,
	2011		2010		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2010
	(Dollars in thousands)

Loans receivable, net (1)	$321,612	6.44%	$376,306	6.29%	$(734)
Mortgage-backed securities	43,437	4.48	46,636	4.72	(63)
Investment securities	3,707	4.10	6,480	4.2	(30)
FHLB stock	6,510	-	6,510	-	-
Cash and due from banks	76,400	0.24	33,494	0.21	28
Total interest-earning assets	$451,666	5.09%	$469,426	5.58%	$(799)
(1)
Non-accruing loans have been included in the table as loans carrying a zero yield for the period that they have been on non-accrual. Calculated net of deferred loan fees, loan discounts, and loans in process.

For the six months ended December 31, 2011, total interest income decreased $2.1 million, or 15.5%, to $11.6 million, from $13.7 million for the six months ended December 31, 2010.  The decrease was primarily the result of a $60.1 million decrease in the average balance of loans receivable during the period.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the six months ended December 31, 2011 and 2010:

	Six Months Ended December 31,
	2011		2010		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2010
	(Dollars in thousands)

Loans receivable, net (1)	$328,655	6.35%	$388,751	6.35%	$(1,922)
Mortgage-backed securities	41,326	4.59	48,907	4.73	(207)
Investment securities	4,645	4.31	6,612	4.20	(39)
FHLB stock	6,510	-	6,510	-	-
Cash and due from banks	71,133	0.22	33,718	0.21	43
Total interest-earning assets	$452,269	5.11%	$484,498	5.65%	$(2,125)
(1)
Non-accruing loans have been included in the table as loans carrying a zero yield for the period that they have been on non-accrual.  Calculated net of deferred loan fees, loan discounts, and loans in process.

Interest Expense. Interest expense decreased $394,000, or 19.9%, to $1.6 million for the three months ended December 31, 2011, from $2.0 million for the three months ended December 31, 2010. The average cost of interest-bearing liabilities decreased 23 basis points to 1.61% for the three months ended December 31, 2011 compared to 1.84% for the same period of the prior year. The decrease was primarily due to a 29 basis point decline in our average cost of certificates of deposit and a nine basis point increase in the average cost of FHLB advances combined with decreases of $30.7 million and $14.2 million in average FHLB advances and average certificates of deposit, respectively, during the first fiscal quarter as compared to the same period last year. The average balance of total interest-bearing liabilities decreased $35.4 million, or 8.2%, to $395.6 million for the three months ended December 31, 2011 from $431.0 million for the three months ended December 31, 2010.

The following table details average balances cost of funds and the change in interest expense for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31,
	2011		2010		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2010
	(In thousands)

Savings deposits	$34,785	0.66%	$30,782	0.77%	$(2)
Interest-bearing demand deposits	19,465	0.25	21,192	0.30	(4)
Money market deposits	83,219	0.73	76,064	1.03	(44)
Certificates of deposit	183,241	2.22	197,433	2.51	(223)
FHLB advances	74,903	1.88	105,572	1.79	(121)
Total interest-bearing liabilities	$395,613	1.61%	$431,043	1.84%	$(394)

For the six months ended December 31, 2011 interest expense decreased $1.4 million, or 30.9%, to $3.2 million for the six months ended December 31, 2011 from $4.7 million for the six months ended December 31, 2010.  Average interest-bearing liabilities decreased $48.1 million or 10.9% to $392.9 million for the six months ended December 31, 2011 compared to $441.0 million for the same period in 2010. The average cost of interest-bearing liabilities decreased 47 basis points to 1.64% for the six months ended December 31, 2011 compared to 2.11% for the same period of the prior year.  The decrease was primarily a result of a 57 basis point decrease in the average cost of FHLB borrowings due to the elimination of higher priced borrowings through payoff at normal maturity dates and a 46 basis point decrease in the average cost of certificates of deposit due to the decline in brokered certificates of deposit during the six months ended December 31, 2011.

The following table details average balances, cost of funds and the change in interest expense for the six months ended December 31, 2011 and 2010:

	Six Months Ended December 31,
	2011		2010		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2010
	(Dollars in thousands)

Savings deposits	$34,077	0.66%	$30,532	0.77%	$(5)
Interest-bearing demand deposits	19,382	0.25	21,989	0.30	(9)
Money market deposits	81,019	0.78	73,999	1.05	(72)
Certificates of deposit	182,558	2.25	201,540	2.71	(683)
FHLB advances	75,896	1.87	112,981	2.44	(668)
Total interest-bearing liabilities	$392,932	1.64%	$441,041	2.11%	$(1,437)

Provision for Loan Losses. In connection with its analysis of the loan portfolio at December 31, 2011, management determined that a provision for loan losses of $475,000 was required for the three months ended December 31, 2011, compared to the $330,000 provision for loan losses established for the three months ended December 31, 2010. The provision reflects the continued weakness in the general economy and real estate market and reflects the decline in non-performing loans during the current fiscal quarter as well as net charge-offs of  $1.4 million. Non-performing loans were $12.9 million or 2.7% of total assets at December 31, 2011, compared to $14.2 million or 2.9% as of June 30, 2011.  The specific allowance component is created when management believes that the collectability of a specific large loan, such as a real estate, multi-family or commercial real estate loan, has been impaired and a loss is probable. The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

Management considers the allowance for loan losses at December 31, 2011 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Bank’s financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by the Bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The provision for loan losses is impacted by the historical performance and current risk factors associated with each loan type in our portfolio.  As we increase the loan portfolio, we anticipate an increase in the allowance for loan losses based upon both portfolio growth and the risk characteristics associated with the respective portfolio type.

The following table details activity and information related to the allowance for loan losses at and for the three months ended December 31, 2011 and 2010:

	At or For the Three Months Ended December 31,
	2011	2010
	(In thousands)

Provision for loan losses	$475	$330
Net charge-offs	$1,372	$425
Allowance for loan losses	$6,469	$10,902
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	2.1%	3.0%
Nonaccrual and 90 days or more past due loans	$12,897	$19,426
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	50.2%	56.1%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	4.1%	5.3%
Total loans	$314,488	$367,486

The following table details activity and information related to the allowance for loan losses at and for the six months ended December 31, 2011 and 2010:

	At or For the Six Months Ended December 31,
	2011	2010
	(In thousands)

Provision for loan losses	$1,000	$1,510
Net charge-offs	$1,770	$7,396
Allowance for loan losses	$6,469	$10,902
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	2.1%	3.0%
Nonaccrual and 90 days or more past due loans	$12,897	$19,426
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	50.2%	56.1%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	4.1%	5.3%
Total loans	$314,488	$367,486

Noninterest Income. Noninterest income increased $338,000 or 20.8% to $2.0 million for the three months ended December 31, 2011 from $1.6 million for the same quarter in 2010. The following table provides a detailed analysis of the changes in the components of noninterest income for the three months ended December 31, 2011 compared to the same period in 2010:

	Three Months Ended December 31,		Increase (decrease)
	2011	2010	Amount	Percent
	(Dollars in thousands)

Deposit services fees	$506	$594	$(88)	(14.8)%
Other deposit fees	206	212	(6)	(2.8)
Gain on sale of investments	686	81	605	746.9
Loan fees	257	302	(45)	(14.9)
Gain (loss) on sale of loans	(21)	95	(116)	(122.1)
Other income	329	341	(12)	(3.5)
Total noninterest income	$1,963	$1,625	$338	20.8%

Noninterest income increased during the quarter ended December 31, 2011, primarily as a result of gains on sale of investments offset by a decrease in deposit service fees, loans fees and reduced gain on sale of loans.  We recorded an increase in gain on sale of investments as we sold 18 investments for gains in the three months ended December 31, 2011 compared to one investment sold for a gain in the three months ended December 31, 2010.  The decrease in deposit services fees was related to the Bank’s two branch closures, and a decrease in ATM fee and overdraft fee income as a result of the new opt-in rules. The decrease in the amount of gain on the sale of loans was the result of a lower volume of loans sold into the secondary market during the three months ended December 31, 2011 compared to the three months ended December 31, 2010, which was attributable to lower demand for one-to-four family loans with refinancing activity.

The following table provides a detailed analysis of the changes in the components of noninterest income for the six months ended December 31, 2011 compared to the same period in 2010:

	Six Months Ended December 31,		Increase (decrease)
	2011	2010	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$1,036	$1,264	$(228)	(18.0)%
Other deposit fees	423	431	(8)	(1.9)
Gain on the sale of investments	879	135	744	551.1
Loan fees	485	533	(48)	(9.0)
Gain on sale of loans	(33)	188	(221)	(117.6)
Other income	622	671	(49)	(7.3)
Total noninterest income	$3,412	$3,222	$190	5.9%

 Noninterest income increased $190,000 during the six months ended December 31, 2011 from the same period in 2010.  The increase was primarily a result of a $744,000 increase in gains on the sales of investments offset by a decrease in deposit fees due to two Wal-Mart branch closures.  The decrease in the amount of gain on the sale of loans was the result of a lower volume of loans sold into the secondary market during the six months ended December 31, 2011 compared to the six months ended December 31, 2010, which was attributable to lower demand for one-to-four home loans and less refinancing activity.

Noninterest Expense. The following tables provide an analysis of the changes in the components of noninterest expense for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Increase (decrease)
	2011	2010	Amount	Percent
	(Dollars in thousands)

Compensation and benefits	$2,067	$2,161	$(94)	(4.3	) %
General and administrative expenses	903	952	(49)	(5.1)
Real estate owned impairment	469	791	(322)	(40.7)
Real estate holding costs	198	317	(119)	(37.5)
FDIC insurance premium	252	312	(60)	(19.2)
Information technology	757	525	232	44.2
Occupancy and equipment	523	597	(74)	(12.4)
Deposit services	120	165	(45)	(27.3)
Marketing	172	146	26	17.8
Loss on sale or premises and equipment	159	168	(9)	(5.4)
(Gain) on sale of real estate owned	(63)	(146)	83	(56.8)
Total noninterest expense	$5,557	$5,988	$(431)	(7.2)%

Noninterest expense decreased $431,000 or 7.2%, to $5.6 million for the three months ended December 31, 2011 from $6.0 million for the three months ended December 31, 2010. During the quarter our information technology expense increased $232,000, of which $197,000 related to a core systems conversion scheduled for April, 2012. This conversion will increase operational efficiency, reduce expenses and add additional products and services such as mobile banking that we will offer our customers. Real estate owned impairment decreased $322,000 or 40.7% to $469,000 due to incremental stabilization of real estate values.  The Company’s efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 90.7% for the three months ended December 31, 2011 compared to 96.7% for the three months ended December 31, 2010.

The following tables provide an analysis of the changes in the components of noninterest expense for the six months ended December 31, 2011 and 2010:

	Six Months Ended December 31,		Increase (decrease)
	2011	2010	Amount	Percent
	(Dollars in thousands)

Compensation and benefits	$4,196	$4,329	$(133)	(3.1)%
General and administrative expenses	2,012	1,875	137	7.3
Real estate owned impairment	1,588	1,287	301	23.4
Real estate holding costs	455	595	(140)	(23.5)
FDIC insurance premium	503	625	(122)	(19.5)
Information technology	2,036	1,012	1,024	101.2
Occupancy and equipment	1,050	1,170	(120)	(10.3)
Deposit services	227	346	(119)	(34.4)
Marketing	324	275	49	17.8
Loss on sale of premises, and equipment	107	168	(61)	(36.3)
(Gain) on sale of real estate owned	(122)	(166)	44	(26.5)
Total noninterest expense	$12,376	$11,516	$860	7.5%

For the six months ended December 31, 2011, noninterest expense increased $860,000 or 7.5%, to $12.4 million from $11.5 million for the six months ended December 31, 2010 primarily due to information technology expense.   The expense for information technology increased $1.0 million, of which $925,000 is related to core systems conversion scheduled for April, 2012.  FDIC insurance premiums expense decreased $122,000 due to lower balances in our deposit accounts as the Bank reduced its brokered certificate of deposits. Gain on sale of real estate owned also increased $44,000 during the period.  As a result of our branch closures occupancy expense decreased $120,000.  Compensation and benefits decreased as a result of two Wal-Mart branch closures.  REO impaired increased due to continued deterioration in the real estate market.  Our efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 105.3% for the six months ended December 31, 2011 compared to 94.0% for the six months ended December 31, 2010.

Provision (benefit) for Income Tax.  As a result of uncertainties surrounding our realization of additional deferred tax assets, the Bank has not recorded a tax benefit for the six months ended December 31, 2011.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments. At December 31, 2011, the total approved loan origination commitments outstanding amounted to $3.4 million.   At the same date, unused lines of credit were $23.0 million.

For purposes of determining our liquidity position, we use a concept of basic surplus, which is derived from the total of available for sale securities, as well as other liquid assets, less short-term liabilities. Our Board of Directors has established a target range for basic surplus of 5% to 7%. For the three months ended December 31, 2011, our average basic surplus was 17.7%, which indicates we exceeded the liquidity standard set by the Board. The Order requires Anchor Bank to establish liquidity and funds management policy that includes specific provisions to maintain a liquidity ratio of at least 15%. As of December 31, 2011 the Bank’s liquidity ratio was 33.5%.

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

Certificates of deposit scheduled to mature in one year or less at December 31, 2011 totaled $82.1 million. We had no brokered deposits at December 31, 2011. Management’s policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with Anchor Bank. In addition, we had the ability to borrow an additional $35 million from the FHLB of Seattle.

We measure our liquidity based on our ability to fund assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices, or in a reasonable time frame, to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and liabilities to manage effectively our liquidity and funding requirements.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of December 31, 2011:
	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Due in One Year
	(In thousands)

Commitments to originate loans (1)	$3,412	$3,412
Lines of Credit (2)
Fixed rate (3)	3,278	3,278
Adjustable rate	19,767	19,767
Undisbursed balance of lines of credit	$23,045	$23,045
      (1)  Interest rates on fixed rate loans range from 3.25% to 7.75%.
      (2) At December 31, 2011 there were no reserves for unfunded commitments.
      (3) Includes standby letters of credit.

Operating lease commitment - The Bank leases space for branches and operations located in Olympia, Hoquiam, Shelton, Chehalis, and Puyallup, Washington. These leases run for periods ranging from three to five years. All leases require the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitments for the next five years are as follows:

Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years

Operating lease obligations	$ 454	$ 104	$ 269	$ 81

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards and the Order. As of December 31, 2011 the Bank exceeded all regulatory capital requirements with Core Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 10.6%, 16.2%, and 17.5% respectively. As of December 31, 2010 these ratios were 8.1%, 11.1%, and 12.4%, respectively. Although the Bank was “well capitalized” at December 31, 2011, based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, because of the deficiencies cited in the FDIC Cease and Desist Order, the Bank entered into with the Washington Department of Financial Institution and the Federal Deposit Insurance Corporation,  the Bank is not regarded as “well capitalized” for federal regulatory purposes.

Anchor Bancorp exceeded all regulatory capital requirements with Core Capital, Tier 1 Risk Based Capital and Total Risk-Based Capital ratios of 11.0%, 16.8%, and 18.1% as of December 31, 2011.

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
	(Dollars in thousands)

As of December 31, 2011
Total capital
(to risk-weighted
assets)	$56,263	17.5%	$25,708	8.0%	$32,135	10.0%
Tier I capital
(to risk-weighted
assets)	$52,216	16.2%	$12,854	4.0%	$19,281	6.0%
Tier I leverage capital
(to average assets)	$52,216	10.6%	$19,714	4.0%	$26,643	5.0%

The following table is the Anchor Bancorp’s capital ratios as of December 31, 2011:

Anchor Bancorp

	Actual
	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2011
Total capital
(to risk-weighted
assets)	$ 58,110	18.1%
Tier I capital
(to risk-weighted
assets)	$ 54,053	16.8%
Tier I leverage capital
(to average assets)	$ 54,053	11.0%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has not been any material change in the market risk disclosures contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank’s internal control testing. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended December 31, 2011, we did not sell any securities that were not registered under the Securities Act of 1933. We did not execute any open market repurchases of our common stock from July 1, 2011 through December 31, 2011.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
10.1	Form of Anchor Bank Employee Severance Compensation Plan (1)
10.2	Anchor Mutual Savings Bank Phantom Stock Plan (1)
10.3	Form of 401(k) Retirement Plan (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter   ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statement of Operations; (3) Condensed Consolidated Statement of Stockholders’ Equity; (4) Condensed Consolidated Statement of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.*

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-154734)
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated December 13, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP

Date: February 3, 2012	/s/Jerald L. Shaw
Jerald L. Shaw President and Chief Executive Officer
(Principal Executive Officer)

Date: February 3, 2012	/s/Terri L. Degner
Terri L. Degner
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statement of Operations; (3) Condensed Consolidated Statement of Stockholders’ Equity; (4) Condensed Consolidated Statement of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements