Form 10-Q
period 2012-03-31
Anchor Bancorp
filed 2012-05-07
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 7, 2012, there were 2,550,000, shares of common stock, $.01 par value per share, outstanding.

ANCHOR BANCORP
FORM 10-Q
TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiaries, unless the context indicates otherwise.  When we refer to “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, a wholly owned subsidiary of Anchor Bancorp.

Item 1. Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share data) (Unaudited)	March 31, 2012	June 30, 2011
ASSETS
Cash and due from banks	$83,434	$63,757
Securities available for sale, at fair value, amortized cost of $51,747 and $35,814, respectively	52,349	38,163
Securities held-to-maturity, at amortized cost, fair value of $8,166 and $8,157, respectively	7,647	7,587
Loans held for sale	408	225
Loans receivable, net of allowance for loan losses of $5,803 and $7,239, respectively	295,703	325,464
Life insurance investment, net of surrender charges	18,107	17,612
Accrued interest receivable	1,658	1,810
Real estate owned, net	8,402	12,597
Federal Home Loan Bank (“FHLB”) stock, at cost	6,510	6,510
Property, premises, and equipment, at cost, less accumulated depreciation of $15,510 and $15,234, respectively	12,274	13,076
Deferred tax asset, net	555	551
Prepaid expenses and other assets	998	1,583
Total assets	$488,045	$488,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$33,939	$30,288
Interest-bearing	317,617	309,186
Total deposits	351,556	339,474

FHLB advances	74,900	85,900
Advance payments by borrowers for taxes and insurance	2,185	1,389
Supplemental Executive Retirement Plan liability	1,717	1,838
Accounts payable and other liabilities	3,311	2,882
Total liabilities	433,669	431,483

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	-	-
Common stock, $.01 par value per share, authorized 45,000,000 shares; 2,550,000 issued and 2,455,933 outstanding at
March 31, 2012 and 2,550,000 shares issued and 2,450,833 outstanding at June 30, 2011	25	25
Additional paid-in capital	23,202	23,187
Retained earnings, substantially restricted	32,059	33,458
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(941)	(992)
Accumulated other comprehensive income, net of tax	31	1,774
Total stockholders’ equity	54,376	57,452
Total liabilities and stockholders’ equity	$488,045	$488,935

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Dollars in thousands, except share data) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Interest income:
Loans receivable, including fees	$4,838	$5,613	$15,265	$17,963
Securities	66	85	245	259
Mortgage-backed securities	509	503	1,459	1,659
Total interest income	5,413	6,201	16,969	19,881
Interest expense:
Deposits	1,145	1,292	3,650	4,564
FHLB advances	348	401	1,057	1,779
Total interest expense	1,493	1,693	4,707	6,343
Net interest income before provision for loan losses	3,920	4,508	12,262	13,538
Provision for loan losses	300	3,608	1,300	5,118
Net interest income after provision for loan losses	3,620	900	10,962	8,420
Noninterest income
Deposit service fees	443	503	1,479	1,767
Other deposit fees	202	211	626	642
Gain on sale of investments	609	-	1,487	135
Loan fees	260	217	745	750
Gain (loss) on sale of loans	55	(14)	22	174
Other income	293	308	915	979
Total noninterest income	1,862	1,225	5,274	4,447
Noninterest expense
Compensation and benefits	2,075	2,077	6,270	6,406
General and administrative expenses	870	824	2,882	2,699
Real estate owned impairment	287	759	1,875	2,046
Real estate owned holding costs	233	195	688	790
Federal Deposit Insurance Corporation (“FDIC”) insurance premiums	254	262	757	887
Information technology	640	495	2,676	1,507
Occupancy and equipment	503	612	1,553	1,783
Deposit services	277	172	504	517
Marketing	177	131	501	406
Loss on sale of property, premises and equipment	-	-	107	168
Gain on sale of real estate owned	(57)	(52)	(179)	(218)
Total noninterest expense	5,259	5,475	17,634	16,991
Gain (loss) before benefit for income tax	223	(3,350)	(1,398)	(4,124)
Benefit for income tax	-	-	-	-
Net income (loss)	$223	$(3,350)	$(1,398)	$(4,124)
Basic earnings (loss) per share	$0.09	$(1.36)	$(0.57)	$(1.36)
Diluted earnings (loss) per share	$0.09	$(1.36)	$(0.57)	$(1.36)

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Nine Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,398)	$(4,124)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	703	863
Net amortization of premiums on securities	44	72
Provision for loan losses	1,300	5,118
ESOP expense	51	13
Real estate owned impairment	1,875	2,046
Deferred income taxes, net of valuation allowance	(4)	(355)
Income from life insurance investment	(495)	(524)
Loss (gain) on sale of loans held for sale	(22)	(174)
Gain on sale of investments	(1,487)	(135)
Originations of loans held for sale	(13,303)	(9,827)
Proceeds from sale of loans held for sale	13,140	13,368
Loss on sale of property, premises, and equipment	107	168
Gain on sale of real estate owned	(179)	(218)
(Decrease) Increase in operating assets and liabilities:
Accrued interest receivable	152	306
Prepaid expenses, other assets, and income tax receivable	585	1,474
Supplemental Executive Retirement Plan	(121)	(28)
Accounts payable and other liabilities	429	(1,264)

Net cash provided by operating activities	1,377	6,779

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	27,216	4,035
Purchases of available-for-sale investments	(47,977)	-
Purchase of held-to-maturity investments	(1,537)	-
Principal repayments on mortgage-backed securities available-for-sale	6,291	4,945
Principal repayments on mortgage-backed securities held-to-maturity	1,469	1,978
Loan originations, net of undisbursed loan proceeds and principal repayments	21,852	34,349
Proceeds from sale of real estate owned	9,231	6,593
Capital improvements on real estate owned	(115)	(273)
Proceeds from sale of property, premises, and equipment	117	-
Purchase of fixed assets	(125)	105

Net cash provided by investing activities	16,422	51,732

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	12,082	(13,330)
Net change in advance payments by borrowers for taxes and insurance	796	855
Proceeds from FHLB advances	-	47,543
Repayment on FHLB advances	(11,000)	(86,043)
Proceeds from stock offering, net of costs.	-	23,239
Purchase of ESOP share	-	(1,020)

Net cash provided (used by) from financing activities	1,878	(28,756)

(Continued)

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued) (Dollars in thousands, except share data) (Unaudited)	Nine Months Ended March 31,
	2012	2011

NET CHANGE IN CASH AND DUE FROM BANKS	19,677	29,755

Beginning of period	63,757	32,831

End of period	$83,434	$62,586

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities
Net loans transferred to real estate owned	$6,617	$8,456

Originations of mortgage servicing rights	$70	$42

Cash paid during the period for
interest	$4,729	$6,567

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Nature of Business

Anchor Bancorp (the “Company”), a Washington corporation, was formed in connection with the conversion of Anchor Mutual Savings Bank (the “Bank”) from the mutual to the stock form of organization. On January 25, 2011, the Bank completed its conversion from mutual to stock form, changed its name to “Anchor Bank” and became the wholly-owned subsidiary of the Company. Since the Bank’s conversion and the Company’s stock offering were consummated on January 25, 2011, the information contained in this Form 10-Q before that date, pertain to the operations of the Bank  (see Note 3 of these Selected Notes to Consolidated Financial Statements), which was completed on January 25, 2011.

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 (“2011 Form 10-K”).  The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2012. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported net income (loss) or equity.

Note 3 - Conversion and Change in Corporate Form

On January 25, 2011, in accordance with a Plan of Conversion (“Plan”) adopted by its Board of Directors and as approved by its depositors and borrowers, Anchor Mutual Savings Bank (i) converted from a mutual savings bank to a stock savings bank, (ii) changed its name to “Anchor Bank”, and (iii) became the wholly-owned subsidiary of Anchor Bancorp, a bank holding company registered with the Board of Governors of the Federal Reserve System. In connection with the conversion, the Company issued an aggregate of 2,550,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $25.5 million. The cost of conversion and the issuance of capital stock was approximately $2.3 million, which was deducted from the proceeds of the offering.

Pursuant to the Plan, the Company formed an employee stock ownership plan (“ESOP”), which subscribed for 4% of the common stock sold in the offering, or 102,000 shares. As provided for in the Plan, the Bank established a liquidation account in the amount of retained earnings as of June 30, 2010. The liquidation account is maintained for the benefit of eligible savings account holders as of June 30, 2007 and supplemental eligible account holders as of September 30, 2010 who maintain deposit accounts in the Bank after the conversion. The conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities, and equity unchanged as a result.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 -Regulatory Order, Economic Environment, and Management’s Plans

On August 12, 2009, the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Order”) with the FDIC and the Washington Department of Financial Institutions (“DFI”). The FDIC and DFI determined that the Bank had engaged in unsafe or unsound the banking practices. Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the DFI. Other material provisions of the Order require the Bank to: (i) maintain Tier 1 capital in an amount equal to or exceeding 10% of Anchor Bank's total assets and a liquidity ratio of 15% (ii) reduce the assets classified as substandard and/or doubtful as a percent of capital to not more than 30% and (iii) prepare and submit progress reports to the FDIC and DFI. The Order will remain in effect until modified or terminated by the FDIC and the DFI. The Bank has been actively engaged in responding to the concerns raised by the Order and was in compliance with the required capital, liquidity and classified assets ratios at March 31, 2012.   Management believes the Bank is taking appropriate steps to comply with the other requirements of the Order. For additional information regarding the Order, see Item 1A, Risk Factors, “We are subject to increased regulatory scrutiny and are subject to certain business limitations. Further, we may be subject to more severe future regulatory enforcement actions if our financial condition or performance weakens further.” in our 2011 Form 10-K.

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

Although the Bank was “well capitalized” at March 31, 2012, based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, because of the deficiencies cited in the Order,  the Bank is not regarded as “well capitalized” for federal regulatory purposes.

Note 6 - Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing income or loss, as applicable, available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share. The Company completed its stock conversion on January 25, 2011.

	For the Quarter Ended March 31, 2012	For the Nine Months Ended March 31, 2012	For the Period January 25, 2011 to March 31, 2011
	(Dollars in thousands, except share data)

Net income (loss)	$223	$(1,398)	$(3,334)

Weighted-average common shares outstanding	2,455,083	2,453,383	2,448,017

Basic earnings (loss) per share	$0.09	$(0.57)	$(1.36)

Diluted earnings (loss) per share	$0.09	$(0.57)	$(1.36)

Basic and diluted earnings (loss) per share are the same amount for the three and nine months ended March 31, 2012 as the Company does not have any additional potential common shares issuable.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Investments

The amortized cost and estimated fair market values of investment securities (classified by class) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2012
Securities available-for-sale
Municipal bonds	$1,965	$36	$-	$2,001
Mortgage-backed securities	49,782	681	(115)	50,348
	$51,747	$717	$(115)	$52,349

Securities held-to-maturity
Mortgage-backed securities	$7,502	$519	$-	$8,021
Municipal bonds	145	-	-	145
	$7,647	$519	$-	$8,166

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2011
Securities available-for-sale
Municipal bonds	$2,355	$45	$-	$2,400
U.S. government agency securities	3,000	45	-	3,045
Mortgage-backed securities	30,459	2,259	-	32,718
	$35,814	$2,349	$-	$38,163

Securities held-to-maturity
Mortgage-backed securities	$7,438	$570	$-	$8,008
Municipal bonds	149	-	-	149
	$7,587	$570	$-	$8,157

At March 31, 2012 there were 21 securities in an unrealized loss position. At June 30, 2011, there were no securities in an unrealized loss position.  The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of March 31, 2012 were as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2012
Investments available for sale
Municipal bonds	$26,254	$(115)	$-	$-	$26,254	$(115)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual maturities of securities at March 31, 2012 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

March 31, 2012	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Due within one year	$305	$309
Due one to five years	1,345	1,377
Due after five years to ten years	105	105
Due after ten years	210	210

Mortgage-backed securities	49,782	50,348
	$51,747	$52,349

	Amortized Cost	Fair Value
	(In thousands)
Securities held-to-maturity
Due after ten years	$145	$145

Mortgage-backed securities	7,502	8,021
	$7,647	$8,166

Sales of securities and maturities for the three and nine months ended March 31, 2012 and 2011 are summarized as follows:

	Three Months ended March 31,		Nine Months ended March 31,
	2012	2011	2012	2011
Proceeds from sales and maturities	$9,052	$-	$27,216	$4,035
Gross realized gains	$609	$-	$1,487	$135
Gross realized losses	$-	$-	$-	$-

At March 31, 2012, securities with total book values of $4.1 million and total fair values of $4.5 million were pledged to secure certain public deposits. Securities with total book values of $876,000 and total fair values of $926,000 were pledged to secure certificates of deposit in excess of FDIC-insured limits. Securities with total book values of $5.0 million and total fair values of $5.1 million were pledged to secure FHLB borrowings. Proceeds from the sales of securities for the three months ended March 31, 2012 and 2011 were $9.1 million and $0, respectively.   Proceeds from the sales of securities for the nine months ended March 31, 2012 and 2011 were $23.8 million and $3.4 million, respectively.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Loans Receivable, net

Loans receivable consisted of the following at the dates indicated:

	March 31,	June 30,
	2012	2011
	(In thousands)
Real estate
One-to-four family	$86,861	$97,133
Multi-family	43,705	42,608
Commercial real estate	96,173	105,997
Construction	6,979	11,650
Land	6,579	6,723
Total real estate	240,297	264,111

Consumer
Home equity	33,299	35,729
Credit cards	5,211	7,101
Automobile	3,779	5,547
Other consumer loans	2,863	3,595
Total consumer	45,152	51,972

Commercial business	16,629	17,268
Total loans	302,078	333,351

Less
Deferred loan fees and unamortized
discount on purchased loans	572	648
Allowance for loan losses	5,803	7,239
	$295,703	$325,464

Allowance for Loan Losses.  The allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. The assessment includes analysis of several different factors, including delinquency, charge-off rates and the changing risk profile of our loan portfolio, as well as local economic conditions such as unemployment rates, bankruptcies and vacancy rates of business and residential properties.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the quarter ended March 31, 2012:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	2012 Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,975	$289	$584	$236	$267	$2,074	$1,044	$6,469
Provision for loan losses	235	(22)	121	167	(6)	(82)	(113)	300
Charge-offs	(422)	-	(154)	(228)	-	(253)	(29)	(1,086)
Recoveries	43	-	3	18	-	35	21	120

Ending balance	$1,831	$267	$554	$193	$261	$1,774	$923	$5,803
(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only class of consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2012:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	2012 Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,980	$88	$173	$1,163	$191	$2,135	$1,509	$7,239
Provision for loan losses	834	179	862	(663)	70	672	(654)	1,300
Charge-offs	(1,391)	-	(491)	(561)	-	(1,143)	(62)	(3,648)
Recoveries	408	-	10	254	-	110	130	912

Ending balance	$1,831	$267	$554	$193	$261	$1,774	$923	$5,803
(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only class of consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses for the three and nine months ended March 31, 2011:

	Three Months Ended March 31, 2011	Nine Months Ended March 31, 2011
	(In thousands)

Beginning balance	$10,902	$16,788
Provision for losses	3,608	5,118
Charge-offs	(6,835)	(14,379)
Recoveries	100	248
Ending balance	$7,775	$7,775

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

The following table presents loans individually evaluated for impairment by class of loans for the quarter-to-date (“QTD”) and year-to-date (“YTD”) as of March 31, 2012:

	Recorded Investments (1)	Unpaid Principal Balance (2)	Related Allowance	QTD Average Recorded Investments	YTD Average Investment in Impaired Loans	QTD Interest Income Recognized	YTD Interest Income Recognized

With no allowance recorded

One-to-four family	$11,691	$13,164	$-	$13,663	$14,088	$133	$398
Multi-family	2,696	2,846	-	2,847	1,644	27	81
Commercial real estate	6,078	6,152	-	7,155	6,678	65	196
Construction	3,941	3,955	-	4,440	5,707	8	25
Land	116	160	-	155	198	2	7
Home equity	279	394	-	458	368	4	11
Commercial business	3,121	3,221	-	2,562	4,426	43	129

With an allowance recorded
One-to-four family	$-	$-	$-	$-	$670	$-	$-
Multi-family	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	190	-	-
Construction	-	-	-	-	1,423	-	-
Home equity	-	-	-	-	21	-	-
Other consumer	-	-	-	-	-	-	-
Commercial business	-	-	-	-	195	-	-

Total
One-to-four family	$11,691	$13,164	$-	$13,663	$14,758	$133	$398
Multi-family	2,696	2,846	-	2,847	1,644	27	81
Commercial real estate	6,078	6,152	-	7,155	6,868	65	196
Construction	3,941	3,955	-	4,440	7,130	8	25
Land	116	160	-	155	198	2	7
Home equity	279	394	-	458	388	4	11
Other consumer	-	-	-	-	-	-	-
Commercial business	3,121	3,221	-	2,562	4,621	43	129
Total	$27,922	$29,892	$-	$31,278	$35,606	$282	$847

(1)	Represents the loan balance less charge offs.
(2)	Contractual loan principal balance.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011:

	Recorded Investments (Loan Balance Less Charge offs)	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded

One-to-four family	$13,481	$15,012	$-
Multi-family	437	442	-
Commercial real estate	7,153	7,203	-
Construction	5,256	7,458	-
Land	139	139	-
Home equity	332	341	-
Commercial business	2,692	5,630	-

With an allowance recorded
One-to-four family	$1,331	$1,340	$326
Commercial real estate	380	380	6
Construction	2,845	2,845	649
Home equity	41	41	41
Commercial business	390	390	133

Total
One-to-four family	$14,812	$16,352	$326
Multi-family	437	442	-
Commercial real estate	7,533	7,583	6
Construction	8,101	10,303	649
Land	139	139	-
Home equity	373	382	41
Commercial business	3,082	6,020	133
Total	$34,477	$41,221	$1,155

For the three and nine months ended March 31, 2011, average impaired loans were $25.6 million and $24.8 million, respectively, with interest income recognized on impaired loans for the same periods of $147,000 and $427,000, respectively.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$1,831	$267	$554	$193	$261	$1,774	$923	$5,803
Ending balance: individually evaluated for impairment	-	-	-	-	-	-	-	-
Ending balance: collectively evaluated for impairment	$1,831	$267	$554	$193	$261	$1,774	$923	$5,803

Loans receivable:
Ending balance	$86,861	$43,705	$96,173	$6,979	$6,579	$45,152	$16,629	$302,078
Ending balance: individually evaluated for impairment	11,691	2,696	6,078	3,941	116	279	3,121	27,922
Ending balance: collectively evaluated for impairment	$75,170	$41,009	$90,095	$3,038	$6,463	$44,873	$13,508	$274,156
(1)	Consumer loans include home equity, credit cards, auto and other loans. The only class of consumer loans with impairment are home equity loans.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Total
Allowance for loan losses:
Ending balance	$1,980	$88	$173	$1,163	$191	$2,135	$1,509	$7,239
Ending balance: individually evaluated for impairment	326	-	6	649	-	41	133	1,155
Ending balance: collectively evaluated for impairment	$1,654	$88	$167	$514	$191	$2,094	$1,376	$6,084

Loans receivable:
Ending balance	$97,133	$43,705	$105,997	$11,650	$6,723	$51,972	$17,268	$333,351
Ending balance: individually evaluated for impairment	14,812	437	7,533	8,101	139	373	3,082	34,477
Ending balance: collectively evaluated for impairment	$82,321	$42,171	$98,464	$3,549	$6,584	$51,599	$14,186	$298,874
(1)	Consumer loans include home equity, credit cards, auto and other consumer loans. The only class of consumer loans with impairments are home equity loans.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still accruing by class of loans as of the dates indicated:

	March 31, 2012	June 30, 2011
	(In thousands)

One-to-four family	$2,654	$3,157
Commercial real estate	4,075	2,280
Construction	3,369	6,900
Land	66	90
Home equity	293	122
Automobile	93	63
Credit cards	17	137
Other	7	51
Commercial business	454	1,369
Total	$11,028	$14,169

The table above includes $10.0 million in nonaccrual and $1.0 million in past due 90 days or more and still accruing, net of partial loan charge-offs at March 31, 2012. There were $11.0 million nonaccrual and $3.2 million in past due 90 days or more and still accruing, net of partial loan charge-offs at June 30, 2011.

The following table presents past due loans, net of partial loan charge offs, by class, as of March 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$2,456	$680	$2,654	$5,790	$81,071	$86,861
Multi-family	-	-	-	-	43,705	43,705
Commercial real estate	121	-	4,075	4,196	91,977	96,173
Construction	-	-	3,369	3,369	3,610	6,979
Land	-	-	66	66	6,513	6,579
Home equity	565	9	293	867	32,432	33,299
Credit cards	35	40	17	92	5,119	5,211
Automobile	65	-	93	158	3,621	3,779
Other	18	-	7	25	2,838	2,863
Commercial business	1,334	-	454	1,788	14,841	16,629

Total	$4,594	$729	$11,028	$16,351	$285,727	$302,078

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge offs, by class as of June 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)

One-to-four family	$3,220	$2,310	$3,157	$8,687	$88,446	$97,133
Multi-family	329	-	-	329	42,279	42,608
Commercial real estate	2,934	716	2,280	5,930	100,067	105,997
Construction	-	910	6,900	7,810	3,840	11,650
Land	33	-	90	123	6,600	6,723
Home equity	321	164	122	607	35,122	35,729
Credit cards	84	194	137	415	6,686	7,101
Automobile	102	76	63	241	5,306	5,547
Other	48	-	51	99	3,496	3,595
Commercial business	47	390	1,369	1,806	15,462	17,268

Total	$7,118	$4,760	$14,169	$26,047	$307,304	$333,351

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the internally assigned grade as of March 31, 2012, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:

Pass	$69,460	$28,704	$58,035	$1,502	$6,395	$31,001	$5,119	$3,572	$2,785	$8,304	$214,877
Watch	2,751	2,960	18,885	-	43	1,422	75	109	20	1,450	27,715
Special Mention	1,877	7,266	8,880	-	-	162	-	5	52	280	18,522
Substandard	12,773	4,775	10,373	5,477	141	714	17	93	6	6,595	40,964
Doubtful	-	-	-	-	-	-	-	-	-	-

Total	$86,861	$43,705	$96,173	$6,979	$6,579	$33,299	$5,211	$3,779	$2,863	$16,629	$302,078

The following table represents the credit risk profile based on payment activity as of March 31, 2012, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)

Performing	$84,207	$43,705	$92,098	$3,610	$6,513	$33,006	$5,194	$3,686	$2,856	$16,175	$291,050
Nonperforming(1)	2,654	-	4,075	3,369	66	293	17	93	7	454	11,028

Total	$86,861	$43,705	$96,173	$6,979	$6,579	$33,299	$5,211	$3,779	$2,863	$16,629	$302,078

(1)	Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

The following table represents the internally assigned grade as of June 30, 2011, by class of loans:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit card	Auto- mobile	Other con- sumer	Commercial business	Total
	(In thousands)
Grade:

Pass	$78,374	$32,775	$76,529	$2,164	$5,493	$33,750	$6,686	$5,247	$3,505	$8,967	$253,490
Watch	1,240	3,382	15,972	1,076	43	645	278	135	21	1,659	24,451
Special Mention	495	4,797	985	-	-	74	-	76	-	611	7,038
Substandard	17,024	1,654	12,511	8,410	1,187	1,260	137	89	69	6,031	48,372

Total	$97,133	$42,608	$105,997	$11,650	$6,723	$35,729	$7,101	$5,547	$3,595	$17,268	$333,351

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

Troubled Debt Restructure. At March 31, 2012, troubled debt restructured loans (“TDRs”), included in impaired loans above, totaled $15.3 million with $1.4 million currently in non-accrual. Restructured loans are an option that the Bank uses to minimize risk of loss and is a concession granted to a borrower experiencing financial difficulties for economical or legal reasons, that it would not otherwise consider. The modifications have included items such as lowering the interest on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank’s best interest. At March 31, 2012, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.

The Bank has utilized a combination of rate and term modifications for its TDRs.

The following table represents restructured loans by accrual versus nonaccrual status and by loan class as of March 31, 2012:

	March 31, 2012
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$9,077	$1,228	$10,305
Multi-family	2,696	-	2,696
Commercial real estate	0	167	167
Construction	572	-	572
Land	75	-	75
Home equity	154	-	154
Automobile	-	-	-
Other consumer	-	-	-
Commercial business	1,314	-	1,314
Total	$13,888	$1,395	$15,283

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents newly restructured loans by type of modification that occurred during the three months ended March 31, 2012:

Pre TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(Dollars in thousands)
One-to-four family	1	$-	$-	$-	$331	$331
Total	1	$-	$-	$-	$331	$331

Post TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(Dollars in thousands)
One-to-four family	1	$-	$-	$-	$180	$180
Total	1	$-	$-	$-	$180	$180

The following table presents newly restructured loans by type of modification that occurred during the nine months ended March 31, 2012:

Pre TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(Dollars in thousands)
One-to-four family	6	$-	$-	$-	$1,972	$1,972
Multi-family	1	-	-	-	2,410	2,410
Commercial business	1	-	-	-	104	104
Total	8	$-	$-	$-	$4,486	$4,486

Post TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(Dollars in thousands)
One-to-four family	6	$-	$-	$-	$1,620	$1,620
Multi-family	1	-	-	-	2,265	2,265
Commercial business	1	-	-	-	96	96
Total	8	$-	$-	$-	$3,981	$3,981

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table below represents loans modified as troubled debt restructuring within the previous 12 months for which there was a payment default during the past quarter ended March 31, 2012:

Three Months Ended March 31, 2012
Post TDR investment	(In thousands)
One-to-four family	$1,691
Multi-family	-
Commercial real estate	166
Construction	-
Land	-
Home equity	67
Automobile	-
Other consumer	-
Commercial business	-
Total	$1,924

Note 9 - Real Estate Owned, net

The following table is a summary of real estate owned for the quarter ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Balance at the beginning of the period	$8,177	$16,494
Loans transferred to real estate owned	3,009	924
Capitalized improvements	18	107
Sales	(2,514)	(1,889)
Impairments	(288)	(758)
Balance at the end of the period	$8,402	$14,878

The following table is a summary of real estate owned for the nine months ended March 31, 2012 and 2011:
  738338
	Nine Months Ended March 31,
	2012	2011
	(In thousands)
Balance at the beginning of the period	$12,597	$14,570
Loans transferred to real estate owned	6,617	8,456
Capitalized improvements	115	273
Sales	(9,052)	(6,375)
Impairments	(1,875)	(2,046)
Balance at the end of the period	$8,402	$14,878

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 - Employee Benefit Plans

     Employee Stock Ownership Plan

On January 25, 2011, the Company established an ESOP for the benefit of substantially all employees. The ESOP borrowed $1.0 million from the Company and used those funds to acquire 102,000 shares of the Company’s common stock at the time of the initial public offering at a price of $10.00 per share.

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

Shares held by the ESOP as of March 31, 2012 are as follows:

March 31, 2012

Allocated shares	7,933
Unallocated shares	94,067
Total ESOP shares	102,000

Fair value of unallocated shares	$799,569

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no transfers between Level 1, Level 2, or Level 3 during the three or nine months ended March 31, 2012.The following table shows the Company’s assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)

Municipal bonds	$-	$2,001	$-	$2,001
Mortgage-backed securities	-	50,348	-	50,348

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)

Municipal bonds	$-	$2,400	$-	$2,400
U.S. government agency securities	-	3,045	-	3,045
Mortgage-backed securities	-	32,718	-	32,718

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

	March 31, 2012
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)

Impaired loans (1)	$-	$-	$13,052	$13,052	$(1,946)
Real estate owned	$-	$-	$8,402	$8,402	$(6,147)
Loans held for sale (2)	$408	$-	$-	$408	$-

(1) The balance disclosed for impaired loans represents the impaired loans where fair value is less than unpaid principal prior to impairment at March 31, 2012.
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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The impaired loans amount above represents impaired, collateral dependent loans that have been adjusted to fair value. When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals. The significant unobservable inputs are the differences between comparables in the appraisal. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses. The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral.

The real estate owned amount above represents impaired real estate that has been adjusted to fair value. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any impairment based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals.  The significant unobservable inputs are the difference between comparables in the appraisal.  The loss represents impairments on other real estate owned for fair value adjustments based on the fair value of the real estate. The fair value of impaired loans and real estate owned is estimated using the fair value of the collateral less estimated selling costs.

There were no transfers in or out of Level 3 during the nine months ended March 31, 2012. The estimated fair values of financial instruments at the dates indicated are as follows:

	March 31, 2012		June 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets
Cash and due from banks	$83,434	$83,434	$63,757	$63,757
Securities available-for-sale, at fair value	52,349	52,349	38,163	38,163
Securities held-to-maturity	7,647	8,166	7,587	8,157
Loans held for sale	408	408	225	225
Loans receivable, net of allowance for loan losses	295,703	279,542	325,464	308,053
Life insurance investment, net of surrender charges	18,107	18,107	17,612	17,612
Accrued interest receivable	1,658	1,658	1,810	1,810
FHLB stock, at cost	6,510	6,510	6,510	6,510

Liabilities
Demand deposits, savings and money market	174,172	174,172	157,955	157,955
Certificates of deposit	177,384	174,811	181,519	179,526
FHLB advances	74,900	76,220	85,900	86,375
Advance payments by borrowers for taxes and insurance	2,185	2,185	1,389	1,389

Commitments to extend credit represent the principal categories of off-balance-sheet financial instruments. The fair values of these commitments are not material since they are for a short period of time and are subject to customary credit terms.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012 and June 30, 2011.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and due from banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as demand deposits, savings, and money market, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31. 2012
Financial Instruments-Assets
Securities held-to-maturity	$7,647	$8,166	$-	$8,166	$-
Loans receivable, net of allowance for loan losses	$295,703	$279,542	$-	$-	$279,542

Financial Instruments-Liabilities
Certificates of deposit	$177,384	$174,811	$-	$174,811	$-
FHLB advances	$74,900	$76,220	$-	$76,220	$-

June 30. 2011
Financial Instruments-Assets
Securities held-to-maturity	$7,587	$8,157	$-	$8,157	$-
Loans receivable, net of allowance for loan losses	$325,464	$308,053	$-	$-	$308,053

Financial Instruments-Liabilities
Certificates of deposit	$181,519	$179,526	$-	$179,526	$-
FHLB advances	$85,900	$86,375	$-	$86,375	$-

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
Form 10-Q.

Some of these and other factors are discussed in our 2011 Form10-K under Item 1A. “Risk Factors.”  Such developments could have an adverse impact on our financial position and results of operations.

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

Background and Overview

Anchor Bancorp, a Washington corporation, was formed for the purpose of becoming the bank holding company for Anchor Bank in connection with the Bank’s conversion from mutual to stock form, which was completed on January 25, 2011.  At March 31, 2012, we had total assets of $488.0 million, total deposits of $351.6 million and total stockholders' equity of $54.4 million.  Anchor Bancorp’s business activities generally are limited to passive investment activities and oversight of its investment in Anchor Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to Anchor Bank.

Anchor Bank is a Washington chartered savings bank that was organized in 1907 as a Washington state chartered savings and loan association, converted to a federal mutual savings and loan association in 1935, converted to a Washington state chartered mutual savings bank in 1990 and converted to stock form in 2011.  Anchor Bank is a community-based savings bank primarily serving Western Washington through 13 full-service banking offices (including three Wal-Mart store locations) located within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers; however, most of our loans are collateralized by real estate. Historically, lending activities have been primarily directed toward the origination of one- to four-family residential construction, commercial real estate and consumer loans. Since 1990, we have also offered commercial real estate loans and multi-family loans primarily in Western Washington. To an increasing extent in recent years, lending activities have also included the origination of residential construction loans through brokers, in particular within the Portland, Oregon metropolitan area and increased reliance on non-core deposit sources of funds.

On August 12, 2009, Anchor Bank became subject to the Order, issued with its consent, by the FDIC and DFI. The Order is a formal corrective action pursuant to which Anchor Bank has agreed to take certain measures in the areas of capital, loan loss allowance determination, risk management, liquidity management, board oversight and monitoring of compliance, and imposes certain operating restrictions on Anchor Bank. Management and the Bank’s Board of Directors have been taking action and implementing programs to comply with the requirements of the Order. Information regarding Anchor Bank’s compliance with the Order is included in Note 5 to the Selected Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q and Item 1A. “Risk Factors - Cease and Desist Order” in the 2011 Form10-K.

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution’s income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, we recorded a valuation allowance of $7.7 million at March 31, 2012. The deferred tax provision for the period is equal to the net change in the net deferred tax asset from the beginning to the end of the period, less amounts applicable to the change in value related to securities available for sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from deferred loan fees and costs, mortgage servicing rights, loan loss reserves and dividends received from the FHLB of Seattle. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

Real Estate Owned. Real estate acquired through foreclosure is transferred to the real estate owned asset classification at fair value and subsequently carried at lower cost of market. Costs associated with real estate owned for maintenance, repair, property tax, etc., are expensed during the period incurred. Assets held in real estate owned are reviewed monthly for potential impairment. When impairment is indicated the impairment is charged against current period operating results and netted against the real estate owned to reflect a net book value. At disposition any residual difference is either charged to current period earnings as a loss on sale or reflected as income in a gain on sale.

Comparison of Financial Condition at March 31, 2012 and June 30, 2011

General. Total assets decreased by $890,000, or 0.2%, to $488.0 million at March 31, 2012, from $488.9 million at June 30, 2011. We increased our liquidity during this period as cash and due from banks increased $19.7 million, or 30.9%, loans receivable decreased $29.8 million, or 9.1%, and securities available for sale (which includes mortgage-backed securities) increased, $14.2 million, or 37.2%.

Mortgage-backed securities available for sale increased $17.6 million, or 53.9%, to $50.3 million at March 31, 2012 from $32.7 million at June 30, 2011. The increase in this portfolio was primarily the result of purchases of 36 FHLMC mortgage- backed securities totaling $48.0 million, sales of 40 FHLMC mortgage-backed securities totaling $24.1 million, and contractual payments of $6.3 million. The sales were due to rebalancing the investment portfolio to shorten the duration of the portfolio from 30 year to 15 year mortgage-backed securities.

Loans receivable, net, decreased $29.8 million or 9.1% to $295.7 million at March 31, 2012 from $325.5 million at June 30, 2011.  The decline in the loan portfolio was the result of the current economic conditions and weak loan demand from creditworthy borrowers, charge-offs, and transfers of non-performing loans to real estate owned, as well as pay downs due to normal borrower activity.  The total construction and land loan portfolios decreased $4.8 million to $13.6 million at March 31, 2012 from $18.4 million at June 30, 2011 as a result of loan repayments.

Assets. Total assets decreased $890,000 at March 31, 2012 from June 30, 2011. The following table details the increases and decreases in the composition of the Bank’s assets from June 30, 2011 to March 31, 2012:

			Increase/(Decrease)

	Balance at March 31, 2012	Balance at June 30, 2011	Amount	Percent
	(Dollars in thousands)

Cash and due from banks	$83,434	$63,757	$19,677	30.9%
Mortgage-backed securities, available-for- sale	50,348	32,718	17,630	53.9
Mortgage-backed securities, held to maturity	7,502	7,438	64	0.9
Loans receivable, net of allowance for loan losses	295,703	325,464	(29,761)	(9.1)
Real estate owned , net	8,402	12,597	(4,195)	(33.3)

Cash and due from banks increased $19.7 million or 30.9% at March 31, 2012 from June 30, 2011 as weak loan demand combined with our continued focus on reducing non-performing assets resulted in loan originations of $32.7 million during the nine months ended March 31, 2012 as compared to $25.9 million in the same period last year.  We are also maintaining a higher liquidity position as compared to historical levels for regulatory and asset-liability purposes.

Loans receivable, net, decreased $29.8  million or 9.1% to $295.7 million at March 31, 2012 from $325.5 million at June 30, 2011 primarily as a result of lower loan demand from creditworthy borrowers, charge-offs, and transfers of non-performing loans to real estate owned, as well as pay downs due to normal borrower activity.  During the nine months ended March 31, 2012, $6.6 million of non- performing loans were transferred to real estate owned.  We also continued to reduce our exposure to construction and land loans, with our total construction and land loan portfolios decreasing $4.8 million for the nine months ended March 31, 2012.  In addition, our commercial real estate and commercial business loan portfolios decreased $9.8 million and $639,000 million, respectively, during the nine months ended March 31, 2012.

Deposits. Deposits increased $12.1 million, or 3.6%, to $351.6 million at March 31, 2012 from $339.5 million at June 30, 2011. The increase in deposits was due in part to our ongoing marketing strategy to focus on core deposits.

The following table details the changes in deposit accounts at the dates indicated:

			Increase/(Decrease)

	Balance at March 31, 2012	Balance at June 30, 2011	Amount		Percent
	(Dollars in thousands)

Noninterest-bearing demand deposits	$33,939	$30,288		$3,651	12.1%
Interest-bearing demand deposits	19,980	17,387		2,593	14.9
Money market accounts	83,364	78,017		5,347	6.9
Savings deposits	36,889	32,263		4,626	14.3
Certificates of deposit
Retail certificates	177,384	181,519		(4,135)	(2.3)
Brokered certificates	-	-		-	-
Total deposit accounts	$351,556	$339,474	$	$ 12,082	3.6%

Borrowings. FHLB advances decreased $11.0 million, or 12.8%, to $74.9 million at March 31, 2012 from $85.9 million at June 30, 2011. The decrease reflected our continued focus on reducing wholesale funds.

Stockholders’ Equity. Total stockholders’ equity decreased $3.1 million, or 5.4%, to $54.4 million at March 31, 2012 from $57.5 million at June 30, 2011. The decrease was primarily due to the $1.4 million loss during the nine months ended March 31, 2012.  Other comprehensive income decreased $1.7 million to $31,000 at March 31, 2012, which was a result of sales of investments during the period.

Comparison of Operating Results for the Three and Nine Months ended March 31, 2012 and 2011

General. Net income for the three months ended March 31, 2012 was $223,000 compared to a net loss of $3.4 million for the three months ended March 31, 2011.   For the nine months ended March 31, 2012 the net loss was $1.4 million compared to net loss of $4.1 million for the comparable period in 2011.

Net Interest Income. Net interest income before the provision for loan losses decreased $588,000, or 13.0%, to $3.9 million for the quarter ended March 31, 2012 from $4.5 million for the quarter ended March 31, 2011.  For the nine months ended March 31, 2012 net interest income before the provision for loan losses, decreased $1.3 million, or 9.4%, to $12.3 million from $13.5 million for the nine months ended March 31, 2011.

The Company’s net interest margin decreased 40 basis points to 3.47% for the three months ended March 31, 2012, from 3.87% for the comparable period in 2011.  The decrease was primarily due to the decline in the yield on loans and investments.  Our yield on interest-earning assets decreased to 4.79% for the quarter ended March 31, 2012 from 5.32% for the same period last year.

The decline in the yield of interest-earning assets was primarily attributable to the downward repricing of investment securities, and a higher level of excess liquidity invested at a nominal yield.  The average cost of interest-bearing liabilities decreased 13 basis points to 1.52% for the three months ended March 31, 2012 compared to 1.65% for the same period in the prior year. This decrease was primarily due to a 29 basis point decrease in the average cost of money market accounts and a 13 basis point decrease in certificates of deposit.

The following table sets forth the results of balance sheet changes in interest rates to the Bank’s net interest income for the three months ended March 31, 2012 compared to the same period in 2011. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(3)	$(772)	$(775)
Mortgage-backed securities	(104)	110	6
Investment securities, FHLB stock and cash and due from banks	(56)	37	(19)
Total net change in income on interest-earning assets	$163	$(625)	$(788)
Interest-bearing liabilities:
Savings deposits	$(18)	$8	$(10)
Interest-bearing demand deposits	(2)	0	(2)
Money market accounts	(62)	17	(45)
Certificates of deposit	(59)	(31)	(90)
FHLB advances	43	(96)	(53)

Total net change in expense on interest-bearing liabilities	(98)	(102)	(200)
Total increase (decrease) in net interest income	$(65)	$(523)	$(588)

For the nine months ended March 31, 2012, our net interest margin decreased 16 basis points to 3.61% compared to 3.77% for the same period in 2011.  The average cost of interest-bearing liabilities decreased 36 basis points to 1.60% for the nine months ended March 31, 2012 compared to 1.96% for the same period of the prior year.  This decrease is primarily a result of a 32 basis point decrease in the average cost of FHLB borrowings due to the elimination of higher priced borrowings through payoff at normal maturity dates and a 36 basis point decrease in the average cost of certificates of deposits during the nine months ended March 31, 2012.

The following table sets forth the results of balance sheet changes in interest rates to our net interest for the nine months ended March 31, 2012 compared to the same period in 2011:

	Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(16)	$(2,682)	$(2,698)
Mortgage-backed securities	(129)	(71)	(200)
Investment securities, FHLB stock and cash and due from banks	(178)	164	(14)
Total net change in income on interest-earning assets	$(323)	$(2,589)	$(2,912)

Interest-bearing liabilities:
Savings deposits	$(36)	$22	$(14)
Interest-bearing demand deposits	(7)	(4)	(11)
Money market accounts	(172)	54	(118)
Certificates of deposit	(490)	(281)	(771)
FHLB advances	(186)	(536)	(722)
Total net change in expense on interest-bearing liabilities	(891)	(745)	(1,636)
Total increase (decrease) in net interest income	$568	$(1,844)	$(1,276)

Interest Income. Total interest income for the three months ended March 31, 2012 decreased $788,000, or 12.7%, to $5.4 million, from $6.2 million for the three months ended March 31, 2011. The decrease during the period was primarily attributable to the decline in net loans receivable and interest earning investments.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2011
	(Dollars in thousands)

Loans receivable, net (1)	$312,474	6.19%	$362,275	6.20%	$(775)
Mortgage-backed securities	51,698	3.94	42,408	4.74	6
Investment securities	2,153	4.64	5,989	4.34	(40)
FHLB stock	6,510	-	6,510	-	-
Cash and due from banks	79,507	0.21	48,746	0.16	21
Total interest-earning assets	$452,342	4.79%	$465,928	5.32%	$(788)

(1)
Non-accruing loans have been included in the table as loans carrying a zero yield for the period that they have been on non-accrual. Calculated net of deferred loan fees, loan discounts, and loans in process.

For the nine months ended March 31, 2012, total interest income decreased $2.9 million, or 14.7%, to $17.0 million, from $19.9 million for the nine months ended March 31, 2011.  The decrease was primarily the result of a $56.8 million decrease in the average balance of loans receivable during the period.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the nine months ended March 31, 2012 and 2011:

	Nine Months Ended March 31,
	2012		2011		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2011
	(Dollars in thousands)

Loans receivable, net (1)	$323,301	6.30%	$380,055	6.30%	$(2,698)
Mortgage-backed securities	44,758	4.35	46,772	4.73	(200)
Investment securities	3,820	4.36	6,407	4.22	(78)
FHLB stock	6,510	-	6,510	-	-
Cash and due from banks	73,904	0.22	38,654	0.19	64
Total interest-earning assets	$452,293	5.00%	$478,398	5.54%	$(2,912)

(1)
Non-accruing loans have been included in the table as loans carrying a zero yield for the period that they have been on non-accrual.  Calculated net of deferred loan fees, loan discounts, and loans in process.

Interest Expense. Interest expense decreased $200,000, or 11.8%, to $1.5 million for the three months ended March 31, 2012, from $1.7 million for the three months ended March 31, 2011. The average cost of interest-bearing liabilities decreased 13 basis points to 1.52% for the three months ended March 31, 2012 compared to 1.65% for the same period of the prior year. The decrease was primarily due to a 13 basis point decline in our average cost of certificates of deposit and a 23 basis point increase in the average cost of FHLB advances combined with decreases of $23.5 million and $5.4 million in average FHLB advances and average certificates of deposit, respectively, during the first fiscal quarter as compared to the same period last year. The average balance of total interest-bearing liabilities decreased $16.4 million, or 4.0%, to $392.9 million for the three months ended March 31, 2012 from $409.3 million for the three months ended March 31, 2011.

The following table details average balances cost of funds and the change in interest expense for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2011
	(In thousands)

Savings deposits	$35,547	0.50%	$30,847	0.70%	$(10)
Interest-bearing demand deposits	19,177	0.25	18,983	0.30	(2)
Money market deposits	84,416	0.58	76,826	0.87	(45)
Certificates of deposit	178,876	2.16	184,270	2.29	(90)
FHLB advances	74,900	1.86	98,400	1.63	(53)
Total interest-bearing liabilities	$392,916	1.52%	$409,326	1.65%	$(200)

For the nine months ended March 31, 2012 interest expense decreased $1.6 million, or 25.8%, to $4.7 million for the nine months ended March 31, 2012 from $6.3 million for the nine months ended March 31, 2011.  Average interest-bearing liabilities decreased $37.7 million, or 8.8%, to $392.9 million for the nine months ended March 31, 2012 compared to $430.6 million for the same period in 2011. The average cost of interest-bearing liabilities decreased 36 basis points to 1.60% for the nine months ended March 31, 2012 compared to 1.96% for the same period of the prior year.  The decrease was primarily a result of a 32 basis point decrease in the average cost of FHLB borrowings due to the elimination of higher priced borrowings through payoff at normal maturity dates and a 36 basis point decrease in the average cost of certificates of deposit due to the decline in brokered certificates of deposit during the nine months ended March 31, 2012.

The following table details average balances, cost of funds and the change in interest expense for the nine months ended March 31, 2012 and 2011:

	Nine Months Ended March 31,
	2012		2011		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2011
	(Dollars in thousands)

Savings deposits	$34,563	0.61%	$30,636	0.74%	$(14)
Interest-bearing demand deposits	19,310	0.25	20,995	0.30	(11)
Money market deposits	82,143	0.71	74,928	0.99	(118)
Certificates of deposit	181,339	2.22	195,867	2.58	(771)
FHLB advances	75,567	1.87	108,191	2.19	(722)
Total interest-bearing liabilities	$392,922	1.60%	$430,617	1.96%	$(1,636)

Provision for Loan Losses. In connection with its analysis of the loan portfolio at March 31, 2012, management determined that a provision for loan losses of $300,000 was required for the three months ended March 31, 2012, compared to the $3.6 million provision for loan losses established for the three months ended March 31, 2011. The provision reflects the continued weakness in the general economy and real estate market and reflects the decline in non-performing loans during the current fiscal quarter as well as net charge-offs of  $966,000.  Non-performing loans were $11.0 million, or 2.3% of total assets, at March 31, 2012, compared to $14.2 million, or 2.9% of total assets, at June 30, 2011.  The specific allowance component is created when management believes that the collectability of a specific large loan, such as a real estate, multi-family or commercial real estate loan, has been impaired and a loss is probable. The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

Management considers the allowance for loan losses at March 31, 2012 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Bank’s financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by the Bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The provision for loan losses is impacted by the historical performance and current risk factors associated with each loan type in our portfolio.  As we increase the loan portfolio, we anticipate an increase in the allowance for loan losses based upon both portfolio growth and the risk characteristics associated with the respective portfolio type.

The following table details activity and information related to the allowance for loan losses at and for the three months ended March 31, 2012 and 2011:

	At or For the Three Months Ended March 31,
	2012	2011
	(In thousands)

Provision for loan losses	$300	$3,608
Net charge-offs	$966	$6,735
Allowance for loan losses	$5,803	$7,775
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.9%	2.2%
Nonaccrual and 90 days or more past due loans	$11,028	$18,753
Allowance for loan losses as a percentage of non-performing loans at the end of the period	52.6%	41.5%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	3.7%	5.4%
Total loans	$302,078	$349,975

The following table details activity and information related to the allowance for loan losses at and for the nine months ended March 31, 2012 and 2011:

	At or For the Nine Months Ended March 31,
	2012	2011
	(In thousands)

Provision for loan losses	$1,300	$5,118
Net charge-offs	$2,736	$14,131
Allowance for loan losses	$5,803	$7,775
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.9%	2.2%
Nonaccrual and 90 days or more past due loans	$11,028	$18,753
Allowance for loan losses as a percentage of non-performing loans at the end of the period	52.6%	41.5%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	3.7%	5.4%
Total loans	$302,078	$349,975

Noninterest Income. Noninterest income increased $637,000, or 52.0%, to $1.9 million for the three months ended March 31, 2012 from $1.2 million for the same quarter in 2011. The following table provides a detailed analysis of the changes in the components of noninterest income for the three months ended March 31, 2012 compared to the same period in 2011:

	Three Months Ended March 31,		Increase (decrease)

	2012	2011	Amount	Percent
	(Dollars in thousands)

Deposit services fees	$443	$503	$(60)	(11.9)%
Other deposit fees	202	211	(9)	(4.3)
Gain on sale of investments	609	-	609	N/A
Loan fees	260	217	43	19.8
Gain (loss) on sale of loans	55	(14)	69	(492.9)
Other income	293	308	(15)	(4.9)
Total noninterest income	$1,862	$1,225	$637	52.0%

Noninterest income increased during the quarter ended March 31, 2012, primarily as a result of gains on sale of investments offset by a decrease in deposit service fees, loans fees and offset by an increase in gain on sale of loans.  We recorded an increase in gain on sale of investments as we sold 22 investments for gains in the three months ended March 31, 2012 compared to no sales for gains in the three months ended March 31, 2011.  The decrease in deposit services fees was related to the Bank’s three branch closures, and a decrease in ATM fee and overdraft fee income as a result of the new opt-in rules. The increase in the amount of gain on the sale of loans was the result of greater volume of loans sold into the secondary market during the three months ended March 31, 2012 compared to the three months ended March 31, 2011, which was attributable to increased demand for one-to-four family loans as a result of refinancing activity.

The following table provides a detailed analysis of the changes in the components of noninterest income for the nine months ended March 31, 2012 compared to the same period in 2011:

	Nine Months Ended March 31,		Increase (decrease)

	2012	2011	Amount	Percent
	(Dollars in thousands)

Deposit services fees	$1,479	$1,767	$(288)	(16.3)%
Other deposit fees	626	642	(16)	(2.5)
Gain on the sale of investments	1,487	135	1,352	1,001.5
Loan fees	745	750	(5)	(.7)
Gain on sale of loans	22	174	(152)	(87.4)
Other income	915	979	(64)	(6.5)
Total noninterest income	$5,274	$4,447	$827	18.6%

 Noninterest income increased $827,000, or 18.6%, to $5.3 million during the nine months ended March 31, 2012 from $4.4 million for the same period in 2011.  The increase was primarily a result of a $1.4 million increase in gains on the sales of investments offset by a decrease in deposit fees due to three Wal-Mart branch closures.  The decrease in the amount of gain on the sale of loans was the result of a lower volume of loans sold into the secondary market during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011, which was attributable to lower demand for one-to-four home loans and less refinancing activity.

Noninterest Expense. The following tables provide an analysis of the changes in the components of noninterest expense for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Increase (decrease)

	2012	2011	Amount	Percent
	(Dollars in thousands)

Compensation and benefits	$2,075	$2,077	$(2)	(0.1	) %
General and administrative expenses	870	824	46	5.6
Real estate owned impairment	287	759	(472)	(62.2)
Real estate owned holding costs	233	195	38	19.5
FDIC Insurance premiums	254	262	(8)	(3.1)
Information technology	640	495	145	29.3
Occupancy and equipment	503	612	(109)	(17.8)
Deposit services	277	172	105	61.0
Marketing	177	131	46	35.1
Loss on sale or premises and equipment	-	-	0	0
Gain on sale of real estate owned	(57)	(52)	(5)	9.6
Total noninterest expense	$5,259	$5,475	$(216)	(3.9)%

Noninterest expense decreased $216,000, or 3.9%, to $5.3 million for the three months ended March 31, 2012 from $5.5 million for the three months ended March 31, 2011primarily due to our information technology expense, which increased $145,000 during the quarter.  Costs related to a core systems conversion scheduled for April, 2012 are $198,000 this quarter. This conversion will increase operational efficiency, reduce expenses and add additional products and services such as mobile banking that we will offer our customers. Real estate owned impairment decreased $472,000 or 62.2% to $287,000 due to incremental stabilization of real estate values.  The Company’s efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 91.0% for the three months ended March 31, 2012 compared to 95.5% for the three months ended March 31, 2011.

The following tables provide an analysis of the changes in the components of noninterest expense for the nine months ended March 31, 2012 and 2011:

	Nine Months Ended March 31,		Increase (decrease)

	2012	2011	Amount	Percent
	(Dollars in thousands)

Compensation and benefits	$6,270	$6,406	$(136)	(2.1)%
General and administrative expenses	2,882	2,699	183	6.8
Real estate owned impairment	1,875	2,046	(171)	(8.4)
Real estate holding costs	688	790	(102)	(12.9)
FDIC Insurance premium	757	887	(130)	(14.7)
Information technology	2,676	1,507	1,169	77.6
Occupancy and equipment	1,553	1,783	(230)	(12.9)
Deposit services	504	517	(13)	(2.5)
Marketing	501	406	95	23.4
Loss on sale of premises, and equipment	107	168	(61)	(36.3)
Gain on sale of real estate owned	(179)	(218)	39	(17.9)
Total noninterest expense	$17,634	$16,991	$643	3.8%

For the nine months ended March 31, 2012, noninterest expense increased $643,000 or 3.8%, to $17.6 million from $17.0 million for the nine months ended March 31, 2011 primarily due to information technology expense.   The expense for information technology increased $1.2 million, of which $1.1 million is related to core systems conversion scheduled for April, 2012.  FDIC insurance premiums expense decreased $130,000 due to lower balances in our deposit accounts as the Bank reduced its brokered certificate of deposits. As a result of our branch closures, occupancy expense decreased $230,000.  Compensation and benefits decreased as a result of three Wal-Mart branch closures.  Real estate owned holding costs and impairment expenses decreased due to a decline in properties held as real estate owned during the comparative periods.  Our efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 100.6% for the nine months ended March 31, 2012 compared to 94.5% for the nine months ended March 31, 2011.

Provision (benefit) for Income Tax.  As a result of uncertainties surrounding our realization of additional deferred tax assets, the Bank has not recorded a tax benefit for the nine months ended March 31, 2012.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments. At March 31, 2012, the total approved loan origination commitments outstanding amounted to $1.1 million.   At the same date, unused lines of credit were $23.7 million.

For purposes of determining our liquidity position, we use a concept of basic surplus, which is derived from the total of available for sale securities, as well as other liquid assets, less short-term liabilities. Our Board of Directors has established a target range for basic surplus of 5% to 7%. For the three months ended March 31, 2012, our average basic surplus was 20.6%, which indicates we exceeded the liquidity standard set by the Board. The Order requires Anchor Bank to establish liquidity and funds management policy that includes specific provisions to maintain a liquidity ratio of at least 15%. As of March 31, 2012 the Bank’s liquidity ratio was 37.8%.

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

Certificates of deposit scheduled to mature in one year or less at March 31, 2012 totaled $77.9 million. We had no brokered deposits at March 31, 2012. Management’s policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with the Bank. In addition, we had the ability to borrow an additional $39.0 million from the FHLB of Seattle.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of March 31, 2012:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Due in One Year
	(In thousands)

Commitments to originate loans (1)	$1,091	$1,091
Lines of Credit (2)
Fixed rate (3)	1,878	1,878
Adjustable rate	21,863	21,863
Undisbursed balance of lines of credit	$23,741	$23,741

(1)	Interest rates on fixed rate loans range from 3.25% to 7.75%.
(2)	At March 31, 2012 there were no reserves for unfunded commitments.
(3)	Includes standby letters of credit.

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

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	Over 3-5 years
		(In thousands)
Operating lease obligations	$348	$210	$138	$-

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards and the Order. As of March 31, 2012 the Bank exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 10.8%, 16.7%, and 18.0% respectively. As of June 30, 2011 these ratios were 10.7%, 15.8%, and 17.1%, respectively. Although the Bank was “well capitalized” at March 31, 2012, based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, because of the deficiencies cited in the Order, the Bank entered into with the DFI and the FDIC, the Bank is not regarded as “well capitalized” for federal regulatory purposes.

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 11.2%, 17.3%, and 18.6%, respectively, as of March 31, 2012.

For additional information regarding the Order, see the discussion included in Note 5 to the Selected Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

The Bank’s actual capital accounts and ratios are also presented in the following table:

Anchor Bank					Minimum to be Well
			Minimum		Capitalized Under Prompt
	Actual		Capital Requirement		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of March 31, 2012
Total capital
(to risk-weighted
assets)	$56,445	18.0%	$25,092	8.0%	$31,365	10.0%
Tier I capital
(to risk-weighted
assets)	$52,501	16.7%	$12,546	4.0%	$18,819	6.0%
Tier I leverage capital
(to average assets)	$52,501	10.8%	$19,364	4.0%	$24,205	5.0%

The following table is the Anchor Bancorp’s capital ratios as of March 31, 2012:

Anchor Bancorp

	Actual
	Amount	Ratio
	(Dollars in thousands)

As of March 31, 2012
Total capital
(to risk-weighted
assets)	$58,235	18.6%
Tier I capital
(to risk-weighted
assets)	$54,291	17.3%
Tier I leverage capital
(to average assets)	$54,291	11.2%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has not been any material change in the market risk disclosures contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank’s internal control testing. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended March 31, 2012, we did not sell any securities that were not registered under the Securities Act of 1933. We did not execute any open market repurchases of our common stock from July 1, 2011 through March 31, 2012.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

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
101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter   ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statement of Operations; (3) Condensed Consolidated Statement of Stockholders’ Equity; (4) Condensed Consolidated Statement of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.*

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-154734)
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP

Date: May 4, 2012	/s/Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2012	/s/Terri L. Degner
Terri L. Degner Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter   ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statement of Operations; (3) Condensed Consolidated Statement of Stockholders’ Equity; (4) Condensed Consolidated Statement of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements