Form 10-K
period 2012-06-30
Anchor Bancorp
filed 2012-09-14
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes     X      No

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer _____	Accelerated filer _____	Non-accelerated filer _____	Smaller reporting company X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES          NO    X

As of September 7, 2012, there were issued and outstanding 2,550,000 shares of the registrant’s Common Stock, which are traded on the over-the-counter market through the NASDAQ Global Market under the symbol “ANCB.”  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of December 31, 2011, was $15.8 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders. (Part III)

ANCHOR BANCORP
2012 ANNUAL REPORT ON FORM 10-K

(i)

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiaries, unless the context indicates otherwise.  When we refer to “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, a wholly owned subsidiary of Anchor Bancorp.

(ii)

Forward-Looking Statements

This Form 10-K, including information included or incorporated by reference, future filings by the Company on Form 10-Q, and Form 8-K, and future oral and written statements by Anchor Bancorp (the “Company”) and its management may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to:

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

•
our compliance with regulatory enforcement actions, including the requirements and restrictions with the Order to Cease and Desist the Bank entered into with the FDIC and the DFI and the possibility that the Bank will be unable to fully comply with this enforcement action which could result in the imposition of additional requirements or restrictions;

•	our ability to attract and retain deposits;

•	increases in premiums for deposit insurance;

•	management’s assumptions in determining the adequacy of the allowance for loan losses;

•	our ability to control operating costs and expenses;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	computer systems on which we depend could fail or experience a security breach;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to manage loan delinquency rates;

(iii)

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•
legislative or regulatory changes that adversely affect our business including the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III;

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

(iv)

PART I

Item 1.  Business

General

Anchor Bancorp, a Washington corporation, was formed for the purpose of becoming the bank holding company for Anchor Bank in connection with the Bank’s conversion from mutual to stock form, which was completed on January 25, 2011.  In connection with the mutual to stock conversion, the Bank changed its name from “Anchor Mutual Savings Bank” to “Anchor Bank.”  At June 30, 2012, we had total assets of $470.8 million, total deposits of $345.8 million and total stockholders' equity of $54.0 million.  Anchor Bancorp’s business activities generally are limited to passive investment activities and oversight of its investment in Anchor Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to Anchor Bank.

Anchor Bancorp is a bank holding company and is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”).  Anchor Bank is examined and regulated by the Washington State Department of Financial Institutions, Division of Banks (“DFI”) and by the Federal Deposit Insurance Corporation (“FDIC”).  Anchor Bank is required to have certain reserves set by the Federal Reserve and is a member of the Federal Home Loan Bank of Seattle (“FHLB” or “FHLB of Seattle”), which is one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB System”).

Anchor Bank is a community-based savings bank primarily serving Western Washington through our 13 full-service banking offices (including four Wal-Mart store locations) and located within Grays Harbor, Thurston, Lewis, Pierce and Mason counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans.  We offer a wide range of loan products to meet the demands of our customers, however, at June 30, 2012, 90.5% of our loans were collateralized by real estate. Historically, lending activities have been primarily directed toward the origination of one- to four-family construction, commercial real estate and consumer loans.  Since 1990, we have also offered commercial real estate loans and multi-family loans primarily in Western Washington. In prior years, lending activities had also included the origination of residential construction loans through brokers, in particular within the Portland, Oregon metropolitan area and increased reliance on non-core deposit sources of funds.

The executive office of the Company is located at 601 Woodland Square Loop SE, Lacey, Washington 98503, and its telephone number is (360) 491-2250.

Corporate Developments

Anchor Bank entered into an Order to Cease and Desist (“Order”) with the FDIC and the Washington DFI on August 12, 2009.   On September 5, 2012, Anchor Bank’s regulators, the FDIC and the DFI terminated the Order, Anchor Bank became subject to the Order primarily because of its increased level of non-performing assets, reduced capital position and pre-tax operating losses in 2010 and 2009.  The Order was a formal corrective action pursuant to which Anchor Bank agreed to take certain measures in the areas of capital, loan loss allowance determination, risk management, liquidity management, Board of Directors oversight and monitoring of compliance, and imposed certain operating restrictions on Anchor Bank, including (i) increasing, in connection with its mutual to stock conversion, and subsequently maintain, Tier 1 capital in an amount equal to or exceeding 10% of Anchor Bank's total assets; (ii) eliminating loans classified as Loss at its regulatory examination, and reducing the loans classified as Substandard and/or Doubtful as a percent of capital; (iii) enhancing its written funds management and liquidity policy and maintaining a liquidity ratio of 15%; and (iv) not increase brokered deposits unless approved by the FDIC.

The mutual to stock conversion of Anchor Mutual Savings Bank was primarily undertaken to raise capital to comply with the capital requirements set forth in the Order, strengthen Anchor Bank's capital position and to permit future managed increases in earning assets.  At June 30, 2012, our Tier 1 capital was $52.3 million, or $4.5 million in excess of the 10.0% requirement of the Order and $33.2 million in excess of the 4% Tier 1 capital requirement.  Since the Order was issued, we have successfully reduced nonaccrual loans to $8.7 million at June 30, 2012, from $42.3 million at June 30, 2009. The Order was terminated as a result of the steps Anchor Bank took in complying with the Order and reducing its level of classified assets, augmenting management and improving the overall condition of the Bank. In place of the Order, Anchor Bank entered into a Supervisory Directive with the DFI.

The Supervisory Directive contains provisions concerning (i) the management and directors of Anchor Bank; (ii) restrictions on paying dividends; (iii) reductions of classified assets; (iv) maintaining  Tier 1 capital in an amount equal to or exceeding 10% of Anchor Bank's total assets; (v) policies concerning the allowance for loan and lease losses ("ALLL"); and (vi) requirements to furnish a revised three-year business plan to improve Anchor Bank's profitability and progress reports to the FDIC and DFI.

Management and the Board of Directors have and will be taking action and implementing programs to comply with the requirements of the Supervisory Directive.  In particular, the Board of Directors has increased its participation in the affairs of Anchor Bank and assumed full responsibility for the formulation and monitoring of its policies and objectives, including the development and implementation of actions, plans, policies and procedures to improve Anchor Bank's operations and financial condition.  In addition, we also have added experienced personnel to the department that monitors our loans to enable us to better identify problem loans in a timely manner and reduce our exposure to further deterioration in asset quality.

Anchor Bank believes that it is in compliance with the requirements set forth in the Supervisory Directive.

Anchor Bank has also been notified that it must notify the FDIC and DFI in writing at least 30 days prior to certain management changes. These changes include the addition or replacement of a board member, or the employment or change in responsibilities of anyone who is, who will become, or who performs the duties of a senior executive officer. In addition prior to entering into any agreement to pay and prior to making any golden parachute payment or excess nondiscriminatory severance plan payment to any institution-affiliated party, Anchor Bank must file an application to obtain the consent of the FDIC.  For additional details, see Item 1A., “Risk Factors – Risks Related to Our Business – We are subject to increased regulatory scrutiny and are subject to certain business limitations.  Further, we may be subject to more severe future regulatory enforcement actions if our financial condition or performance weakens further.”

Market Area

Anchor Bank is a community-based financial institution primarily serving Western Washington including Grays Harbor, Thurston, Lewis, Pierce, and Mason counties.  We also conduct lending operations in the Portland, Oregon metropolitan area. However, our lending activities have been materially limited in recent periods.  Since the latter half of 2007, depressed economic conditions have prevailed in portions of the United States, including our market area of Western Washington and the Portland, Oregon metropolitan area, which have experienced substantial home price declines, lower levels of existing home sale activity, increased foreclosures and above average unemployment rates.  Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2012, the median home price in our five-county market area was $170,120, which was a 26.0% decline compared to the quarter ended September 30, 2007.  In addition, existing home sales in our five-county market area for the quarter ended June 30, 2012 was $17.6 million, which reflected a 2.7% increase compared to the quarter ended September 30, 2007.  Using data from the FDIC, foreclosures as a percentage of all mortgage loans in the State of Washington increased from approximately 0.32% as of September 2007 to approximately 0.41% for June 2012.  According to the Department of Labor, the average unemployment rate in the counties in our market area averaged 11.2% during June 2012 compared to 11.3% during June 2011, which reflected an increase from an average of 5.1% during September 2007.  These unemployment rates are higher than the national unemployment rates of 8.9%, 9.2% and 4.5%, as of June 2012, June 2011 and September 2007, respectively.  A continuation of the overall economic weakness in the counties in our market area could negatively impact our lending opportunities and profitability.

Grays Harbor County has a population of 72,000 and a median household income of $43,095 according to the latest information available from the U.S. Census Bureau. The economic base in Grays Harbor has been historically dependent on the timber and fishing industries.  Other industries that support the economic base are tourism, manufacturing, agriculture, shipping, transportation and technology.  The 2012 estimated median family income as provided by data from the FDIC was $38,463.  Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2012, the median home price in Grays Harbor County was $115,600 compared to $121,500 for the quarter ended March 31, 2011, which reflected a decline of 35.8% from the median home price of $180,000 for the quarter ended September 30, 2007.  In addition, existing home sales in Grays Harbor County for the quarter ended June 30, 2012 declined by 26.1% from the total for the quarter ended September 30, 2007.  According to the U.S. Department of Labor, the unemployment rate in Grays Harbor County decreased to 13.2% at June 30, 2012 from 13.8% at June 30, 2011.  We have six branches (including our home office) located throughout this county.

Thurston County has a population of 256,000 and a median household income of $60,237 according to the latest information available from the U.S. Census Bureau.  Thurston County is home of Washington State’s capital (Olympia) and its economic base is largely driven by state government related employment.  The 2011 estimated median family income for Thurston County as provided by data from the FDIC was $56,845. Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2012, the median home price in Thurston County was $225,600, which reflects a 16.4% decline from the median home price of $270,000 for the quarter ended September 30, 2007.  In addition, existing home sales in Thurston County for the quarter ended June 30, 2012 declined by 26.4% from the quarter ended September 30, 2007. According to the U.S. Department of Labor, the unemployment rate for the Thurston County area had decreased to 8.3% at June 30, 2012 from 8.5% at June 30, 2011.  We currently have four branches in Thurston County.  Thurston County has a stable economic base primarily attributable to the state government presence.

Lewis County has a population of 75,000 and a median household income of $44,581 according to the latest information available from the U.S. Census Bureau. The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services.  The 2012 estimated median family income for Lewis County as provided by data from the FDIC was $41,358. Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2012, the median home price in Lewis County was $158,000, which is a 26.2% decline from the median home price of $214,100 for the quarter ended September 30, 2007.  In addition, existing home sales in Lewis County for the quarter ended June 30, 2012 or by 33.6% from the quarter ended September 30, 2007.  According to the U.S. Department of Labor, the unemployment rate in Lewis County increased to 13.4% at June 30, 2012 from 13.0% at June 30, 2011.  We have two branches located in Lewis County.

Pierce County is the second most populous county in the state and has a population of 813,000 and a median household income of $57,879 according to the latest information available from the U.S. Census Bureau. The economy in Pierce County is diversified with the presence of military related government employment (Lewis/McChord JBLM Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing).  The 2012 estimated median family income for Pierce County as provided by data from the FDIC was $54,956. Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2012, the median home price in Pierce County was $195,200, which is a 32.4% decline from the median home price of $288,700 for the quarter ended September 30, 2007.  In addition, existing home sales in Pierce County for the quarter ended June 30, 2012 declined by 12.9% from the quarter ended September 30, 2007. According to the U.S. Department of Labor, the unemployment rate for the Pierce County area decreased to 9.8% at June 30, 2012 from 10.0% at June 30, 2011.

Mason County has a population of 59,000 and a median household income of $48,522 according to the latest information available from the U.S. Department of Labor.  The economic base in Mason County is supported by wood products.  The 2012 estimated median family income for Mason County as provided by data from the FDIC was $45,120. Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2012, the median home price in Mason County was $156,200, which is a 30.5% decline from the median home price of $224,700 for the quarter ended September 30, 2007.  In addition, existing home sales in Mason County for the quarter ended June 30, 2012 declined by 23.3% from the quarter ended September 30, 2007. According to the U.S. Department of Labor, the unemployment rate in Mason County increased to 11.2% at June 30, 2012 from 11.0% at June 30, 2011.  We have  one branch located in Mason County.

For a discussion regarding the competition in our primary market area, see “– Competition.”

Lending Activities

General. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. We also originate consumer loans, with an emphasis on home equity loans and lines of credit. Since 1990, we have been aggressively offering commercial real estate loans and multi-family loans primarily in Western Washington.  A substantial portion of our loan portfolio is secured by real estate, either as primary or secondary collateral, located in our primary market area. As of June 30, 2012, the net loan portfolio totaled $287.8 million and represented 61.1% of our total assets. As of June 30, 2012, 28.0% of our total loan portfolio was comprised of one- to four-family loans, 10.7% of home equity loans and lines of credit, 32.9% of commercial real estate loans, 14.2% of multi-family real estate loans, 5.6% of commercial business loans, 4.7% of construction and land loans, 2.8% of unsecured consumer loans and 1.1% of secured consumer loans.

As a state chartered savings bank chartered under Washington law, we are not subject to any statutory lending limits.  At June 30, 2012, however, our internal policy limits loans to one borrower and the borrower’s related entities to the lesser of 15% of our total capital or $8.0 million, without the express prior consent of the Board of Directors.  At  June 30, 2012, there were no borrowing relationships that were over the legal amount and no relationships that were over our internal limit.  Our ten largest credit relationships at June 30, 2012 were as follows:

•
Our largest single borrower relationship at June 30, 2012, totaled $6.1 million consisting of 15 loans which range in size from $1.6 million to a line of credit of $500,000 that had a zero balance at that date.  Collateral consists primarily of owner- and non-owner-occupied light industrial commercial real estate;

•	The second largest borrower relationship totaled $5.5 million, secured by a minority interest in a national shared credit which in turn is secured by an entertainment, hospitality and dining complex;

•	The third largest borrower relationship totaled $5.5 million and consists of 37 loans, each of which was secured by a single family rental house, with an average balance of $147,000;

•	The fourth largest borrower relationship consisted of two commercial real estate loans totaling $5.4 million secured by light industrial buildings;

•	The fifth largest borrower relationship consisted of three loans totaling $5.1 million secured by office and light industrial buildings;

•	The sixth largest borrower relationship is one loan for $4.9 million, secured by a church complex;

•	The seventh largest borrower relationship consisted of four loans totaling $4.9 million secured by commercial income-producing properties;

•	Our eighth largest borrower relationship is one loan for $4.6 million, secured by a commercial retail building;

•	The ninth largest borrower relationship consisted of two loans secured by intermediate care facilities; and

•	The tenth largest borrower relationship totaled $4.2 million, consisted of one $3.9 million loan and one $339,000 loan, and is secured by a limited service hotel managed by a national chain.

All of these relationships include personal guarantees except for the second largest (minority interest in the shared national credit), and all of the properties securing these loans are in our primary market area.  These loans were all performing according to their repayment terms as of June 30, 2012, except for the following:

•
The second largest relationship of had a balloon maturity date of August 1, 2012 and as a result the entire loan is now past due.   The interest on this loan, however, remains current.  Prior to the loan’s  maturity date, its renewal was successfully negotiated with the borrower by the loan participant’s credit committee.  The closing has been delayed as a result of the filing of a restraining order by three of the loan  participants. A court hearing on this is scheduled for October 2012.

•
The fourth largest borrower relationship, which consists of two commercial real estate loans, is in default, and the subject of voluntary bankruptcy filings under Chapter 11.  One loan of $3.4 million is a construction loan for the development of an industrial park, and is delinquent, past its maturity date, and construction has been halted.  The second loan of $2.0 million is secured by a first lien deed of trust and assignment of rents on other industrial park property.  This loan is currently performing in accordance with its repayment terms.  These two loans are cross collateralized, have cross default provisions, and include personal guarantees.  Recent appraisals have indicated that no valuation allowance is required.  Dismissal of the entire bankruptcy was ordered on August 29, 2012.  We currently intend to pursue the appointment of a receiver to  oversee the management of both properties, while we initiate foreclosure proceedings on these properties.

Loan Portfolio Analysis. The following table sets forth the composition of Anchor Bank’s loan portfolio by type of loan at the dates indicated.

	At June 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate:
One-to-four family	$82,709	28.0%	$97,133	29.1%	$112,835	27.7%	$114,823	22.9%	$114,695	23.0%
Multi-family	42,032	14.2	42,608	12.8	45,983	11.3	52,661	10.5	59,114	11.8
Commercial	97,306	32.9	105,997	31.8	118,492	29.1	123,902	24.7	117,439	23.5
Construction.	6,696	2.3	11,650	3.5	36,812	9.0	106,163	21.2	103,924	20.8
Land loans	7,062	2.4	6,723	2.0	7,843	1.9	9,211	1.8	6,957	1.4
Total real estate	235,805	79.8	264,111	79.2	321,965	79.1	406,760	81.2	402,129	80.5

Consumer:
Home equity	31,504	10.7	35,729	10.7	42,446	10.4	49,028	9.8	46,790	9.4
Credit cards	5,180	1.8	7,101	2.1	7,943	2.0	8,617	1.7	7,989	1.6
Automobile	3,342	1.1	5,547	1.7	8,884	2.2	14,016	2.8	18,095	3.6
Other	2,968	1.0	3,595	1.1	4,160	1.0	5,142	1.0	5,757	1.2
Total consumer	42,994	14.6	51,972		63,433	15.6	76,803	15.3	78,631	15.7

Commercial business	16,618	5.6	17,268	5.2	21,718	5.3	17,172	3.4	18,507	3.7
Total loans	295,417	100.0%	333,351	100.0%	407,116	100.0%	500,735	100.0%	499,267	100.0%

Less:
Deferred loan fees	605		648		917		1,315		1,267
Allowance for loan losses	7,057		7,239		16,788		24,463		7,485

Loans receivable, net	$287,755		$325,464		$389,411		$474,957		$490,515

The following table shows the composition of Anchor Bank’s loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	At June 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS	(Dollars in Thousands)
Real estate:
One-to-four family	$69,635	23.6%	$80,938	24.3%	$94,872	23.3%	$95,931	19.2%	$94,498	18.9%
Multi-family	33,174	11.2	32,967	9.9	33,606	8.3	42,032	8.4	55,157	11.0
Commercial	57,449	19.4	71,493	21.4	86,667	21.3	94,567	18.9	104,680	21.0
Land loans	6,045	2.0	5,869	1.8	7,244	1.8	8,759	1.7	6,505	1.3
Total real estate	166,303	56.3	191,267	57.4	222,389	54.6	241,289	48.2	260,840	52.2

Real estate construction:
One-to-four family	449	0.2	1,481	0.4	9,481	2.3	27,671	5.5	23,725	4.8
Multi-family	1,370	0.5	--	--	--	--	--	--	4,713	0.9
Commercial	4,044	1.4	3,642	1.1	7,690	1.9	5,809	1.2	3,959	0.8
Total real estate construction	5,863	2.0	5,123	1.5	17,171	4.2	33,480	6.7	32,397	6.5

Consumer:
Home equity	20,805	7.0	25,806	7.7	31,074	7.6	36,260	7.2	45,796	9.2
Automobile	3,342	1.1	5,547	1.7	8,884	2.2	14,016	2.8	18,095	3.6
Other	2,968	1.0	3,510	1.1	4,084	1.0	5,078	1.0	5,741	1.1
Total consumer	27,115	9.2	34,663	10.5	44,042	10.8	55,354	11.1	69,632	13.9

Commercial business	9,690	3.3	8,460	2.5	9,226	2.3	8,721	1.7	13,265	2.7

Total fixed-rate loans	$208,971		$239,713		$292,828		$338,844		$376,134

ADJUSTABLE-RATE LOANS
Real estate:
One-to-four family	$13,074	4.4	$16,195	4.9	$17,963	4.4	$18,892	3.8	$20,197	4.0
Multi-family	8,858	3.0	9,641	2.9	12,377	3.0	10,629	2.1	3,957	0.8
Commercial	39,857	13.5	34,504	10.4	31,825	7.8	29,335	5.9	12,759	2.6
Land loans	1,017	0.3	854	0.3	599	0.1	452	0.1	452	0.1
Total real estate	62,806	21.3	61,194	18.4	62,764	15.4	59,308	11.8	37,365	7.5

Real estate construction:
One-to-four family	--	--	3,829	1.1	7,299	1.8	37,187	7.4	46,298	9.3
Multi-family	--	--	--	--	--	--	2,493	0.5	6,041	1.2
Commercial	833	0.3	2,698	0.8	12,342	3.0	33,003	6.6	19,188	3.8
Total real estate construction	833	0.3	6,527	2.0	19,641	4.8	72,683	14.5	71,527	14.3

(table continued on following page)

	At June 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Consumer:
Home equity	10,699	3.6	9,923	3.0	11,372	2.8	12,768	2.6	994	0.2
Automobile	--	--	--	--	--	--	--	--	--	--
Credit cards	5,180	1.8	7,101	2.1	7,943	2.0	8,617	1.7	7,988	1.6
Other	--	--	85	--	76	--	64	--	16	--
Total consumer	15,879	5.4	17,109	5.1	19,391	4.8	21,449	4.3	8,999	1.8

Commercial business	6,928	2.3	8,808	2.6	12,492	3.1	8,451	1.7	5,242	1.0

Total adjustable rate loans	86,446	29.3	93,638	28.1	114,288	28.1	161,891	32.3	123,133	--

Total loans	295,417		333,351		407,116		500,735		499,267

Less:
Deferred loan fees	605		648		917		1,315		1,267
Allowance for loan losses	7,057		7,239		16,788		24,463		7,485
Loans receivable, net	$287,755		$325,464		$389,411		$474,957		$490,515

One- to Four-Family Real Estate Lending. As of June 30, 2012, $82.7 million, or 28.0%, of our total loan portfolio consisted of permanent loans secured by one- to four-family residences. We originate both fixed rate and adjustable rate loans in our residential lending program and use Freddie Mac underwriting guidelines.  None of our residential loan products allow for negative amortization of principal.  We typically base our decision on whether to sell or retain secondary market quality loans on the rate and fees for each loan, market conditions and liquidity needs.  Although we have sold the majority of our residential loans over the last two years, we do not sell all qualified loans on the secondary market as we hold in our portfolio many residential loans that may not meet all Freddie Mac guidelines yet meet our investment and liquidity objectives.  At June 30, 2012, $69.6 million of this loan portfolio consisted of fixed rate loans.  This amount was 84.2% of our total one- to four-family portfolio and 23.6% of our total loans at that date.

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

Additionally, we offer a full range of adjustable rate mortgage products.  These loans offer three, five or seven year fixed-rate terms with annual adjustments thereafter.  The annual adjustments are limited to increases or decreases of no more than two percent and carry a typical lifetime cap of 5% above the original rate.  At this time, we hold these adjustable rate mortgages in our portfolio.  Similar to fixed rate loans, borrower demand for adjustable rate mortgage loans is a function of the current rate environment, the expectations of future interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed rate mortgage loans and adjustable rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

While adjustable rate mortgages in our loan portfolio helps us reduce our exposure to changes in interest rates, it is possible that, during periods of rising interest rates, the risk of default on adjustable rate mortgage loans may increase as a result of annual repricing and the subsequent higher payment to the borrower.  In some rate environments, adjustable rate mortgages may be offered at initial rates of interest below a comparable fixed rate and could result in a higher risk of default or delinquency. Another consideration is that although adjustable rate mortgage loans allow us to decrease the sensitivity of our asset base as a result of changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Our historical experience with adjustable rate mortgages has been very favorable.  We do not, however, offer adjustable rate mortgages with initial teaser rates.  At June 30, 2012, $13.1 million of our permanent one- to four-family mortgage loans were adjustable rate loans.  This amount represents 15.8% of our total one- to four-family loan portfolio and 4.4% of our total loans at that date.

Regardless of the type of loan product chosen, we underwrite our residential loans based on Freddie Mac's Loan Prospector guidelines.  This underwriting considers a variety of factors such as credit history, debt to income, property type, loan to value, and occupancy, to name a few.  Generally, we use the same Freddie Mac criteria for establishing maximum loan to values and also consider whether a transaction is a purchase, rate and term refinance, or cash-out refinance. For loans above 80% loan to value, we typically require private mortgage insurance in order to reduce our risk exposure should the loan default.  Regardless of the loan to value, our one- to four-family loans are appraised by independent fee appraisers that have been approved by us and generally carry no prepayment restrictions. We also require title insurance, hazard insurance, and if necessary, flood insurance in an amount not less than the current regulatory requirements.

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

The following table describes certain credit risk characteristics of Anchor Bank’s single-family first trust deed mortgage loans held for investment as of June 30, 2012.

	Outstanding Principal Balance (1)	Weighted- Average FICO (2)	Weighted- Average LTV (3)	Weighted- Average Seasoning (4)
	(Dollars in Thousands)

Interest only	$2,732	694	95.0%	36
Stated income (5)	669	718	67.0	48
FICO less than or equal to 660 (6)	6,428	620	63.0	62
__________
(1)	The outstanding balance presented on this table may overlap more than one category.
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

Anchor Bank does not actively engage in subprime lending, either through advertising, marketing, underwriting and/or risk selection, and has no established program to originate or  purchase subprime loans to be held in its portfolio.  Residential mortgage loans identified as subprime, with FICO scores of less than 660, were originated and managed in the ordinary course of business, and totaled $6.4 million at June 30, 2012, representing 2.2% of total loans, 7.7% of one-to-four family mortgage loans, and 12.2% of Tier 1 Capital.  Our one-to-four family mortgage loans identified as subprime based on the borrower’s FICO score at time the loan was originated do not represent a material part of our lending activity.  Accordingly, these loans are identified as “exclusions” as defined pursuant to regulatory guidance issued by the FDIC in Financial Institutions Letter FIL-9-2001.

Construction and Land Loans.  We had been an active originator of real estate construction loans in our market area since 1990 although recently we have been significantly reducing the balance of these loans in accordance with the Order and limited new loan originations.  At June 30, 2012, our construction loans amounted to $6.7 million, or 2.3% of the total loan portfolio, most of which is for the construction of commercial and multi-family real estate.  Included within our construction loan portfolio are $308,000 of land acquisition and development loans to developers.  Prior to fiscal 2010 a substantial number of our speculative residential construction loans for both attached and detached housing units, as well as residential land acquisition and development loans were referred through a broker relationship in Portland, Oregon, and were secured by first lien construction deeds of trust on properties in the greater Portland, Oregon metroplitan area.  We originated $2.7 million, $32.9 million and $48.9 million of construction loans through this broker during the years ended June 30, 2009, 2008, 2007 of which $700,000 remains outstanding at June 30, 2012. Much of the increase in our non-performing assets since 2007 was related to these construction loans and we ceased working with this broker.

As a result of the recent slowdown in the housing market, we have extended the terms of construction loans totaling $1.8 million at June 30, 2012 to permit completion of the project or the borrower additional time to market the underlying collateral.  All of these loans mature within 12 months.  To the extent these loans are not further extended or the borrower cannot otherwise refinance with a third party lender our non-performing construction loans may increase further.  We generally provide an interest reserve for funds on builder construction loans that have been advanced.  Interest reserves are a means by which a lender builds in, as a part of the loan approval and as a component of the cost of the project, the amount of the monthly interest required to service the debt during the construction period of the loan.

At June 30, 2012, our construction loan portfolio did not contain any loans which had been previously extended or renewed and which included unfunded interest reserves.  Our entire construction loan portfolio at June 30, 2012 consisted of loans requiring interest only payments, two of which totaled $1.3 million and were relying on the interest reserve to make this payment. At June 30, 2012, no construction loans were delinquent more than 90 days and accruing interest and one commercial real estate construction loan totaling $3.4 million was on non-accrual status.  This loan is in bankruptcy with foreclosure likely in fiscal 2013.  During the years ended June 30, 2012, 2011, and 2010, seven, 22 and 27 construction loans were charged-off totaling $561,000, $8.9 million and $5.0 million, respectively.

At the dates indicated, the composition of our construction portfolio was as follows:

	At June 30,
	2012	2011	2010
	(In Thousands)
One-to-four family:
Speculative	$308	$3,984	$9,448
Permanent	--	1,326	--
Custom	141	2,053	9,468
Land acquisition and development loans	833	--	11,100
Multi-family	1,370	--	--

Commercial real estate:
Construction	4,044	4,287	6,796

Total construction (1)	$6,696	$11,650	$36,812
           ___________
(1)	Loans in process for these loans at June 30, 2012, 2011 and 2010 were $1.9 million, $1.4 million and $3.2 million, respectively.

For the year ended June 30, 2012 we originated two builder construction loans to fund the construction of one- to four-family properties totaling $284,000, as compared to none during the years ended June 30, 2011 and 2012 and the origination of 17 loans during the year ended June 30, 2009, aggregating $6.0 million.  We originate construction and site development loans to experienced contractors and builders in our primary market area primarily to finance the construction of single-family homes and subdivisions, which homes typically have an average price ranging from $200,000 to $500,000.  All builders were qualified using the same standards as other commercial loan credits, requiring minimum debt service coverage ratios and established cash reserves to carry projects through construction completion and sale of the project. The maximum loan-to-value limit on both pre-sold and speculative projects is generally up to 75% of the appraised market value or sales price upon completion of the project. We generally do not require any cash equity from the borrower if there is sufficient equity in the land being used as collateral. Development plans are required from builders prior to making the loan. We also require that builders maintain adequate insurance coverage. Maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally did not exceed 18 months for residential subdivision development loans at the time of origination. Substantially all of our residential construction loans have adjustable rates of interest based on The Wall Street Journal prime rate and during the term of construction, the accumulated interest is added to the principal of the loan through an interest reserve. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.  At June 30, 2012, our largest builder and sole remaining relationship consisted of one loan for $308,000.

We have made, from time to time, construction loans for commercial development projects. These projects include multi-family, apartment, retail, office/warehouse and office buildings. These loans generally have an interest-only phase during construction, and generally convert to permanent financing when construction is completed. Disbursement of funds is at our sole discretion and is based on the progress of construction. The maximum loan-to-value limit applicable to these loans is generally 75% of the appraised post-construction value.  Additional analysis and underwriting of these loans typically results in lower loan to value ratios based on the debt service coverage analysis, including our interest rate and vacancy stress testing.  Our target minimum debt coverage ratio is 1.20 for loans on these projects.  At June 30, 2012 our portfolio of construction loans for commercial projects included five loans totaling $5.4 million of which one commercial real estate loan of $3.4 million secured by light industrial office warehouse property located in Puyallup, Washington and is on non-accrual status.  The other four construction loans consisted of two multi-family complexes, rehabilitation of a multi-family complex, and one school remodel project all in Washington.

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

At June 30, 2012, our land acquisition and development loans totaled $833,000.  We also originate land loans.  These loans are typically made to individual consumers to buy a lot or parcel of land for the future construction of the buyer’s primary residence and are included in “land loans”.   At June 30, 2012, our land loans to individuals totaled $7.1 million or 2.4% of the total loan portfolio.

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

Commercial and Multi-Family Real Estate Lending.   As of June 30, 2012, $139.3 million, or 47.2%  of our total loan portfolio was secured by commercial and multi-family real estate property.  Of this amount, $26.2 million was identified as owner occupied commercial real estate, and the remainder or $113.1 million, or 38.3% of our total loan portfolio was secured by income producing, or non-owner occupied commercial real estate.  In accordance with the Order, we have been reducing the balance of our commercial real estate loans.  Our commercial real estate loans include loans secured by hotels and motels, office space, office/warehouse, retail strip centers, self-storage facilities, mobile home parks, medical and professional office buildings, and assisted living facilities in our market area.  As of June 30, 2012, commercial real estate loans totaled $97.3 million, or 32.9% of our portfolio and multi-family real estate totaled $42.0 million, or 14.2% of our portfolio.  These loans generally are priced at a higher rate of interest than one- to four-family loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one- to four-family loans. Often payments on loans secured by commercial or multi-family properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.

The average loan size in our commercial and multi-family real estate portfolio was $770,000 as of June 30, 2012.  We target individual commercial and multi-family real estate loans to small and mid-size owner occupants and investors in our market area, between $1.0 million and $6.0 million. At June 30, 2012, the largest commercial loan in our portfolio was a $5.5 million purchased minority interest in a loan secured by a dining, entertainment, and hotel facility, located near Olympia, Washington.  Our largest multi-family loan as of June 30, 2012, was an 75 unit apartment complex with an outstanding principal balance of $2.9 million, located in Pacific, Washington.  These loans were performing according to repayment terms as of June 30, 2012.

We offer both fixed and adjustable rate loans on commercial and multi-family real estate loans. Loans originated on a fixed rate basis generally are originated at fixed terms up to ten years, with amortization terms up to 30 years. As of June 30, 2012, we had $33.2 million and $8.9 million in fixed and adjustable rate multi-family loans, respectively, and $57.4 million and $39.9 million in fixed and adjustable rate commercial real estate loans, respectively.

Commercial and multi-family real estate loans are originated with rates that generally adjust after an initial period ranging from three to ten years. Adjustable rate multi-family and commercial real estate loans are generally priced utilizing the applicable FHLB or U.S. Treasury Term Borrowing Rate plus an acceptable margin. These loans are typically amortized for up to 30 years with a prepayment penalty.  The maximum loan to value ratio for commercial and multi-family real estate loans is generally 75%.  We require appraisals of all properties securing commercial and multi-family real estate loans, performed by independent appraisers designated by us.  We require our commercial and multi-family real estate loan borrowers with outstanding balances in excess of $750,000, or a loan to value in excess of 60% to submit annual financial statements and rent rolls on the subject property.  The properties that fit within this profile are also inspected annually, and an inspection report and photograph are included.  We generally require a minimum pro forma debt coverage ratio of 1.20 times for loans secured by commercial and multi-family properties.

The following is an analysis of the types of collateral securing our commercial real estate and multi-family loans at June 30, 2012.

Collateral	Amount	Percent of Total
	(Dollars in Thousands)

Multi-family	$42,032	30.2%
Office	18,166	13.0
Hospitality	11,457	8.2
Mini storage	21,675	15.6
Mobile home park	4,228	3.0
Congregate care	6,803	4.9
Retail	68	--
Education/Worship	5,254	3.8
Other non-residential	29,655	21.3
Total	$139,338	100.0%

If we foreclose on a multi-family or commercial real estate loan, our holding period for the collateral typically is longer than for one- to four-family mortgage loans because there are fewer potential purchasers of the collateral. Additionally, as a result of our increasing emphasis on this type of lending, a portion of our multi-family and commercial real estate loan portfolio is relatively unseasoned and has not been subjected to unfavorable economic conditions. As a result, we may not have enough payment history with which to judge future collectibility or to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, our multi-family and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectibility of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. At June 30, 2012 , there were no commercial real estate loans or multi-family loans that were delinquent in excess of 90 days and on non-accrual status.  Commercial real estate loan charge offs for the years ended June 30, 2012, 2011 and 2010 were $571,000, $584,000 and  $31,000, respectively.  There were no multi-family loan charge-offs during these periods.

Consumer Lending.  We offer a variety of consumer loans, including home equity loans and lines of credit, automobile loans, credit cards and personal lines of credit. At June 30, 2012, the largest component of the consumer loan portfolio consisted of home equity loans and lines of credit, which totaled $31.5 million, or 10.7%, of the total loan portfolio.  Our equity loans are risk priced based on credit score, loan to value and overall credit quality of the applicant.  Home equity loans are made for, among other purposes, the improvement of residential properties, debt consolidation and education expenses. The majority of these loans are secured by a second deed of trust on residential property.  Fixed rate terms are available up to 240 months, and our equity line of credit is a prime rate based loan with the ability to lock in portions of the line for five to 20 years.  Maximum loan to values are dependent on creditworthiness and may be originated at up to 95% of collateral value.

Our credit card portfolio includes both VISA and MasterCard brands, and totaled $5.2 million, or 1.8% of the total loan portfolio at June 30, 2012.  We have been offering credit cards for more than 20 years, and currently offer only business credit card products.  All of our credit cards have interest rates and credit limits determined by the creditworthiness of the borrower.  We use credit bureau scores in addition to other criteria such as income in our underwriting decision process on these loans.

Our automobile loan portfolio totaled $3.3 million, or 1.1% of the total loan portfolio at June 30, 2012.  We offer several options for vehicle purchase or refinance with a maximum term of 84 months for newer vehicles and 72 months for older vehicles.  As with home equity loans, our vehicle and recreational vehicle loans are risk priced based on creditworthiness, loan term and loan-to-value.  We currently access a Carfax Vehicle Report to ensure that the collateral being loaned against is acceptable and to protect borrowers from a “lemon” or other undesirable histories.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.  These risks are not as prevalent with respect to our consumer loan portfolio because a large percentage of the portfolio consists of home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family mortgage loans.  Nevertheless, home equity lines of credit have greater credit risk than one- to four-family  mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold and do not have private mortgage insurance coverage.  At June 30, 2012, consumer loans of $242,000 were delinquent in excess of 90 days or in nonaccrual status.  Consumer loans of $1.4 million were charged off during the year ended June 30, 2012 compared to $1.9 million and $2.0 million of consumer loans that were charged-off during the years ended June 30, 2011 and 2010, respectively, primarily as a result of increased delinquencies on our credit cards.

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

Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area. Our commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans.  At June 30, 2012, commercial business loans totaled $16.6 million, or 5.6% of our loan portfolio comprised of 161 loans in 93 different business classifications as identified by the North American Industrial Classification System.  The largest commercial business relationship at June 30, 2012 included four loans whish totalled $2.4 million to a borrower located in Washington and involved in the manufacture of veneer, plywood and engineered wood projects.  These loans are on non-accrual status as the borrower is operating under a Chapter 11 bankruptcy filing.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  For the year ended June 30, 2012, Anchor Bank charged off $63,000 from its commercial business loan portfolio.

Loan Maturity and Repricing.  The following table sets forth certain information at June 30, 2012 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	One Year	3 Years	5 Years	10 Years	10 Years	Total
	(In Thousands)
Real Estate:
One-to-four family	$6,103	$3,957	$5,357	$4,923	$62,369	$82,709
Multi-family	2,588	8,379	4,199	14,012	12,854	42,032
Commercial	16,450	34,250	21,430	20,533	4,643	97,306
Construction	5,326	1,280	--	--	90	6,696
Land loans	3,553	2,486	531	--	492	7,062
Total real estate	34,020	50,352	31,517	39,468	80,448	235,805

Consumer:
Home equity	48	882	2,129	12,170	16,275	31,504
Credit cards	5,180	--	--	--	--	5,180
Automobile	182	1,116	816	359	869	3,342
Other	360	476	290	199	1,643	2,968
Total consumer	5,770	2,474	3,235	12,728	18,787	42,994

Commercial business	5,561	4,043	3,762	2,997	255	16,618

Total	$45,351	$56,869	$38,514	$55,193	$99,490	$295,417

The following table sets forth the dollar amount of all loans due after June 30, 2013, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed	Floating or
	Rates	Adjustable Rates	Total
	(In Thousands)
Real Estate:
One-to-four family	$63,583	$13,023	$76,606
Multi-family	30,586	8,858	39,444
Commercial	47,738	33,118	80,856
Construction	1,370	--	1,370
Land loans	2,918	591	3,509
Total real estate	146,195	55,590	201,785

Consumer:
Home equity	20,782	10,674	31,456
Automobile	3,160	--	3,160
Other	2,608	--	2,608
Total consumer	26,550	10,674	37,224

Commercial business	7,981	3,076	11,057

Total	$180,726	$69,340	$250,066

Loan Solicitation and Processing  Loan originations are obtained from a variety of sources, including follow up, direct mail and telephone solicitation, trade and business organization participation.  Our management and staff are also involved in a wide variety of professional, charitable, service and social organizations within the communities in which we operate, and our branch managers, loan representatives and business bankers solicit referrals from existing clients and new prospects.  We also originate and cross sell loans and services to our existing customer base as well as our walk-in/call-in/internet traffic as a result of our long standing community presence and broad based advertising efforts.  Loan processing and underwriting, closing and funding are determined by the type of loan.. Consumer loans, including conforming one-to-four family  mortgage loans are processed, underwritten, documented and funded through our centralized processing and underwriting center located in Aberdeen, Washington.  Commercial business loans, including commercial and multi-family real estate loans and any non-conforming one-to-four family mortgage loans are processed and underwritten in one of our two Business Banking Center offices located in Lacey and Aberdeen, Washington. Our consumer and residential loan underwriters have specific approval authority, and requests that exceed such authority are referred to the appropriate supervisory level.

Depending upon the size of the loan request and the total borrower credit relationship with us, loan decisions may include the Executive Loan Committee, Senior Loan Committee, and/or Board of Directors.  Credit relationships up to $4 million may be considered by the Executive Loan Committee.  Loans or aggregated credit relationships which exceed $4 million must be approved by the Board of Directors, either in the form of its Senior Loan Committee with an authority limit of $6 million, or by the full membership of the Board.

Commercial and multi-family real estate loans can be approved up to $250,000 by the Chief Financial Officer, and up to $500,000 by any of the Credit Administrator, Business Banking Manager or Loan Operations Officer.  These loans can be approved up to $1.0 million by either the President/Chief Executive Officer or Chief Lending Officer, and up to $2.0 million with the combination of both President/Chief Executive Officer and Chief Lending Officer.  Our Executive Loan Committee, which presently consists of the President/Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Credit Administrator,  Business Banking Manager, Note Department Manager, and Loan Operations Manager is authorized to approve loans to one borrower or a group of related borrowers up to $4.0 million.  Loans over $4.0 million must be approved by the Senior Loan Committee of the Board with a limit of $6.0 million, or the full Board of Directors.

Loan Originations, Servicing, Purchases and Sales.  During the years ended June 30, 2012 and 2011, our total loan originations were $55.8 million and $30.8 million, respectively.

One- to four-family loans are generally originated in accordance with the guidelines established by Freddie Mac, with the exception of our special community development loans under the Community Reinvestment Act. We utilize the Freddie Mac Loan Prospector, an automated loan system to underwrite the majority of our residential first mortgage loans (excluding community development loans). The remaining loans are underwritten by designated real estate loan underwriters internally in accordance with standards as provided by our Board-approved loan policy.

We actively sell the majority of our residential fixed rate first mortgage loans to the secondary market at the time of origination. During the years ended June 30, 2012 and 2011, we sold $20.6 million and $15.5 million, respectively, in whole loans to the secondary market and $4.7 million and $0, respectively, were securitized.  The increase in whole loan sales and securitizations was attributable to an increase in the origination of one-to four-family  loans to $26.8 million from $15.8 million during the years ended June 30, 2012 and 2011, respectively.  Our secondary market relationships are with Freddie Mac and Branch Bank & Trust.  We generally retain the servicing on the loans we sell into the secondary market.  Loans are generally sold on a non-recourse basis. As of June 30, 2012, our residential loan servicing portfolio was $124.5 million.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended June 30,
	2012	2011	2010
Loans originated:	(In Thousands)

Real estate:
One-to- four family	$26,840	$15,819	$41,401
Multi-family	6,682	1,976	580
Commercial	12,415	3,101	4,677
Construction	4,385	1,319	8,281
Land loans	117	355	655
Total real estate	50,439	22,570	55,594

Consumer:
Home equity	204	397	1,920
Credit cards	--	--	13
Automobile	295	467	475
Other	615	840	1,126
Total consumer	1,114	1,704	3,534

Commercial business	4,284	6,549	8,081

Total loans originated	55,837	30,823	67,209

Loans purchased:
Real estate loans:
One- to four-family	--	--	--
Multi-family	--	--	--
Commercial	--	--	--
Construction	--	--	--
Total real estate	--	--	--

Total loans purchased	--	--	--

Loans sold:
One-to-four family (1)	20,641	15,503	38,846
Commercial real estate	--	--	4,250
Participation loans	20,641	--	--
Total loans sold		15,503	43,096

Principal repayments	55,030	46,678	62,097
Loans securitized	4,682	--	5,016
Transfer to real estate owned	11,810	11,615	30,220

Increase (decrease) in other items, net	(1,071)	(20,749)	(8,310)
Loans held for sale	312	225	4,016

Net increase (decrease) in loans receivable, net	$(37,709)	$(63,947)	$(85,546)
__________
(1)           Including $13.2 million of fixed rate loans from our loan portfolio for the year ended June 30, 2010.

Loan Origination and Other Fees.  In some instances, we receive loan origination fees on real estate related products.  Loan fees generally represent a percentage of the principal amount of the loan that is paid by the borrower. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment. We had $605,000 of net deferred loan fees and costs as of June 30, 2012 compared to $648,000 and $917,000 at June 30, 2011 and 2010, respectively.

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

	At June 30,
	2012	2011	2010	2009	2008
Loans accounted for on a nonaccrual basis:	(Dollars in Thousands)
Real estate:
One-to-four family	$1,878	$3,113	$3,855	$3,803	$337
Multi-family	--	--	--	--	--
Commercial	--	2,280	433	--	51
Construction	3,369	4,055	13,964	36,954	6,719
Land loans	109	90	--	--	--
Total real estate	5,356	9,538	18,252	40,757	7,107

Consumer:
Home equity	159	121	70	347	190
Credit cards	16	--	--	--	--
Automobile	66	63	63	190	92
Other	1	9	47	54	9
Total consumer	242	193	180	591	291

Commercial business	3,124	1,245	1,324	997	--
Total	8,722	10,976	19,756	42,345	7,398
Accruing loans which are contractually past
due 90 days or more:
One-to-four family	55	44	--	--	--
Multi-family	--	--	--	--	--
Commercial	--	--	--	--	598
Construction	--	2,845	822	17,575	15,298
Land loans	--	--	--	--	--
Total real estate	55	2,889	822	17,575	15,896

Consumer:
Home equity	--	1	--	--	15
Credit cards	--	137	--	--	--
Automobile	--	--	--	--	--
Other	--	42	64	143	61
Total consumer	--	180	64	143	76

Commercial business	--	124	--	586	--

Total of nonaccrual and 90 days past due loans	8,722	14,169	20,642	60,649	23,370
Real estate owned	6,708	12,597	14,570	2,990	1,524
Repossessed automobiles	--	130	21	69	109
Total non-performing assets	$15,430	$26,896	$35,233	$63,708	$25,003

Restructured loans	$15,112	$15,034	$13,491	$2,670	$--

Allowance for loan loss as a percent of non-performing loans	80.9%	51.1%	81.3%	40.3%	32.0%

Classified assets included in non- performing assets	$8,722	$14,169	$20,642	$60,649	$23,370

Nonaccrual and 90 days or more past due
loans as a percentage of total loans	3.0%	4.3%	5.1%	12.1%	4.7%

Nonaccrual and 90 days or more past due
loans as a percentage of total assets	1.9%	2.9%	3.8%	9.2%	3.7%

Non-performing assets as a percentage of total assets	3.3%	5.5%	6.5%	9.8%	4.0%

Nonaccrued interest (1)	$665	$783	$731	$2,664	$2,335
_______
(1)    Represents foregone interest on nonaccural loans.

    With the exception of $3.4 million in construction and land loans that were past due 90 days at June 30, 2012, all of our construction loans from which repayment is delayed are a result of the slowdown in the real estate market and, in many cases, a corresponding decline in the value of the collateral. As a result of a decline in home sales and value, Anchor Bank has undertaken to re-evaluate the collectability of interest payments, the efficacy of collateral for these loans, including updated and/or new appraisals, identify additional collateral and or curtailment opportunities with borrowers, and update current and future exit strategies as part of its portfolio risk management.

    Real Estate Owned and Other Repossessed Assets.  As of June 30, 2012, we had 71 properties in real estate owned with an aggregate book value of $6.7 million.  The largest of these properties had an aggregate book value of  $746,000 and consisted of a commercial real estate property located in Bremerton, Washington.  At June 30, 2012, we had 18 one-to-four family properties with an aggregate book value of $3.4 million, two one-to-four family condominium units with an aggregate book value of $415,000, 41 residential building lots with an aggregate book value of $1.1 million, five vacant land parcels with an aggregate book value of $125,000, and five parcels of commercial real estate with an aggregate book value of $1.6 million.  The geographic distribution of our real estate owned is limited to southwest Washington and the greater Portland area of northwest Oregon, with 62 of the parcels in Washington and the remaining nine in Oregon.

    Restructured Loans. According to generally accepted accounting principles, we are required to account for certain loan modifications or restructurings as “troubled debt restructurings.” Our policy is to track and report all loans modified to terms not generally available in the market, except for those outside of the materiality threshold established for such tracking and reporting.  Loans with principal balances of less than $50,000, and loans with temporary modifications of six months or less are deemed to be immaterial and not included within the tracking and reporting of troubled debt restructurings. In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider.  We will modify the loan when upon completion of the residence the home is rented instead of sold, or when the borrower can continue to make interest payments and is unable to repay the loan until the property is sold as a result of current market conditions. In connection with a loan modification, we may lower the interest rate, extend the maturity date and require monthly payments when monthly payments are not otherwise required. We may also require additional collateral. All loans which are extended with rates and/or terms below market are identified as impaired loans and an appropriate allowance is established pursuant to generally accepted accounting principles.  A loan guarantee, in and by itself, is not considered in either the classification of an impaired loan, the determination of the amount of the allowance or the carrying value of the loan, unless the guarantor provides additional collateral which, when independently evaluated, reduces or eliminates the conditions which caused the loan to be determined as impaired. Accordingly, the existence of a loan guarantee does not result in the carrying value of an impaired loan at a value in excess of the appraised value of the collateral.  Loans which are placed in non-accrual status and subsequently modified are not returned to accruing status until there has been at least three months of consecutive satisfactory performance.  As of June 30, 2012, there were 30 loans with aggregate net principal balances of $15.1 million that we have identified as “troubled debt restructures.”  In connection with these loans, a valuation allowance in the form of charged-off principal equal to $1.0 million has been taken.  Of these 30 loans, four loans totaling $1.2 million was not performing according to its modified repayment terms at June 30, 2012.

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

    When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent and approved by senior management or the Classified Asset Committee to address the risk specifically or we may allow the loss to be addressed in the general allowance. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible.  Assets that do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are considered either watch or special mention assets.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by our regulators, which can order the establishment of additional loss allowances.

    In connection with the filing of periodic reports with the FDIC  classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets, as of June 30, 2012, we had classified assets of $32.8 million.  The total amount classified represented 60.7% of equity capital and 7.0% of assets at June 30, 2012.

    The aggregate amounts of our classified loans at the date indicated (as determined by management), were as follows:
	At June 30,
	2012	2011
	(In Thousands)
Classified Loans:
Substandard	$30,471	$48,372
Doubtful	2,316	--
Loss	--	--
Total	$32,787	$48,372

    Our $32.8 million of substandard loans at June 30, 2012, consisted primarily of $25.5 million of real estate secured loans and $7.3 million of consumer and commercial business loans.  Of the $25.5 million of substandard loans which were real estate secured, $5.1 million were construction and land loans secured by properties located in Washington.  Of the $5.1 million in substandard construction and land loans, $4.4 million consisted of loans made to builder/developers of which $3.4 million was on non-accrual status.  Additionally $754,000 were lot loans made to individuals which are not included in construction loans.  Also included in the total of substandard real estate secured loans at June 30, 2012 was $3.9 million of commercial real estate loans and $2.3 million of multi-family loans, secured by property located in Washington.  The balance of our substandard real estate secured loans at June 30, 2012 was $11.3 million, which consisted of loans secured by one-to-four family properties, and an additional $600,000 in home equity loans.

    Potential Problem Loans.  Potential problem loans are loans that do not yet meet the criteria for identification as classified assets graded as substandard or doubtful, but where known information about the borrower causes management to have serious concerns about the ability of the borrower to comply with present loan repayment terms and may result in the loan being included as a classified asset for future periods.  At June 30, 2012, we had $41.2 million, or 13.9% of our net loans that were identified as potential problem loans compared to $31.5 million or 9.4% of our net loans at June 30, 2011.

    Within these problem loans were the following lending relationships:

•	a loan of $4.9 million secured by a church in Washington;

•	a relationship of $4.2 million in two loans secured by commercial real estate in Washington;

•	a relationship of $3.5 million in four loans secured by single family and multi-family rental property in Washington;

•	a loan of $3.4 million in five loans secured by multi-family property in Washington;

•	a loan of $2.5 million secured by multi-family real estate in Washington;

•	a relationship of $2.2 million in two term loans secured by multi-family property in Oregon;

•	a loan of $2.1 million secured by commercial real estate in Washington;

•	a loan of $2.1 million secured by commercial real estate in Washington;

•	a loan of $1.9 million secured by commercial real estate in Washington; and

•	a loan of $1.4 million secured by multi-family property in Washington.

The 10 relationships described above comprise $28.2 million, or 68.5% of the potential problem loans that were identified as of June 30, 2012.  All of the loans identified above were in compliance with their repayment terms at June 30, 2012.

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

    The provision for loan losses was $2.7 million and $8.1 million for the years ended June 30, 2012 and 2011, respectively.  We decreased the provision as a result of the decrease in loan delinquencies. The specific risks that are considered in our analysis for determining the provisions for loans losses include an automatic elevation in risk grade and corresponding reserve requirement based on loan payment and payment delinquencies, including debt to the borrower and related entities under loans to one borrower guidelines; and a qualitative analysis of the economic and portfolio trends.  The provision for loan losses for the year ended June 30, 2012, included an incremental increase component, a qualitative increase component, and specific reserve increase as a result of impairment analyses.  The total allowance for loan losses was $7.1 million and $7.2 million at June 30, 2012 and 2011, respectively.  Of the total allowance at June 30, 2012, specific reserves increased to $1.9 million and general reserves decreased to $5.2 million from specific reserves of $1.2 million and general reserves of $6.0 million, respectively, at June 30, 2011.  Included in the general reserve amount of $5.2 million at June 30, 2012 was $5.0 million based on incremental changes in asset quality and $200,000 based on qualitative analysis.

    The decrease in the provision for loan losses was a result of the decrease in classified loans, and loan charge-offs together with our recognition of qualitative factors.  We continually monitor the market conditions reported at national, regional, and local levels including those from the FDIC, Case-Schiller, and Realtor Boards. Delinquent residential construction and development loans decreased to $3.4 million, or 1.14% of total loans at June 30, 2012, compared to $7.8 million, or 2.3% of total loans at June 30, 2011.  Qualitative factors developed from this analysis along with the incremental changes discussed above resulted in an increase to the provision for the period.

    Levels and trends in delinquencies and non-performing loans have decreased. During the current economic cycle we have experienced changes in our portfolio with respect to delinquent, non-performing and impaired loans.  At June 30, 2012 and June 30, 2011 our total delinquent loans, including loans 30 or more days past due, were $14.2 million and $26.0 million, respectively, which included non-performing loans of $8.7 million and $14.2 million, respectively.  Net charge offs during the years ended June 30, 2012 and June 30, 2011 were $2.9 million and $17.6 million, respectively.

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

    Our non-performing loans include collateral secured and unsecured loans, which totaled $8.7 million and $14.2 million at June 30, 2012 and 2011, respectively.  At June 30, 2012, our nonperforming loans secured by first mortgage liens consisted of one $3.4 million commercial real estate construction loan and $1.9 million of one-to-four family  mortgage loans.

    The remainder of our non-performing loans at June 30, 2012 and 2011, included secured and unsecured credits from our consumer and commercial business loan portfolios, totaling $3.2 million and $1.6 million, respectively.

    During the year ended June 30, 2012, we recorded a provision for loan losses which was significantly less than the provision for loan losses we recorded for the year ended June 30, 2011. The decreased provision for 2012 was primarily a result of decreased loan delinquencies and loan charge-off amounts.

    The allowance for loan losses was $7.1 million or 2.4% of total loans at June 30, 2012 as compared to $7.2 million or 2.2% of total loans outstanding at June 30, 2011.  The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.  Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses based on loan growth, economic conditions, charge-offs and portfolio composition.  For the years ended June 30, 2012 and 2011 the provision for loan losses was $2.7 million and $8.1 million, respectively.

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

    As of June 30, 2012 and 2011, we had impaired loans of $26.1 million and $34.5 million, respectively.  Included within the impaired loan totals are loans identified as troubled debt restructures.  At June 30, 2012 and 2011, the aggregate amount of troubled debt restructure loans with valuation allowances were $15.1 million and $15.0 million, respectively.

The following table summarizes the distribution of the allowance for loan losses by loan category.

	At June 30,
	2012			2011			2010			2009			2008
	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans
	(Dollars in Thousands)
Real estate:
One-to-four family	$82,709	$1,659	28.0%	$97,133	$1,980	29.1%	$112,835	$2,975	27.7%	$114,823	$861	22.9%	$114,695	$229	23.0%
Multi-family	42,032	238	14.2	42,608	88	12.8	45,983	552	11.3	52,661	632	10.5	59,114	591	11.8
Commercial	97,306	578	32.9	105,997	173	31.8	118,492	1,422	29.1	123,902	1,487	24.7	117,439	1,174	23.5
Construction	6,696	148	2.3	11,650	1,163	3.5	36,812	7,952	9.0	106,163	16,558	21.2	103,924	4,309	20.8
Land loans	7,062	368	2.4	6,723	191	2.0	7,843	157	1.9	9,211	184	1.8	6,957	139	1.4
Total real estate	235,805	2,991	79.8	264,111	3,595	79.2	321,965	13,058	79.1	406,760	19,722	81.2	402,129	6,442	80.5

Consumer:
Home equity	31,504	681	10.7	35,729	739	10.7	42,446	1,818	10.4	49,028	368	9.8	46,790	94	9.4
Credit cards	5,180	328	1.8	7,101	568	2.1	7,943	477	2.0	8,617	517	1.7	7,989	240	1.6
Automobile	3,342	373	1.1	5,547	675	1.7	8,884	533	2.2	14,016	841	2.8	18,095	241	3.6
Other	2,968	126	1.0	3,595	153	1.1	4,160	250	1.0	5,142	309	1.0	5,757	283	1.2
Total consumer	42,994	1,508	14.6	51,972	2,135	15.6	63,433	3,078	15.6	76,803	2,035	15.3	78,631	858	15.7

Commercial business	16,618	2,558	5.6	17,268	1,509	5.2	21,718	652	5.3	17,172	206	3.4	18,507	185	3.7
Unallocated	--	--	--	--	--	--	--	--	--	--	2,500	--	--	--	--

Total	$295,417	$7,057	100.0%	$333,351	$7,239	100.0%	$407,116	$16,788	100.0%	$500,735	$24,463	100.0%	$499,267	$7,485	100.0%

Management believes that it uses the best information available to determine the allowance for loan losses.  However, unforeseen market conditions could result in adjustments to the allowance for loan losses and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	Year Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)

Allowance at beginning of period	$7,239	$16,788	$24,463	$7,485	$4,644
Provision for loan losses	2,735	8,078	2,615	20,263	3,545

Recoveries:
Real Estate loans:
One-to-four family	498	238	146	3	1
Multi-family	--	--	--	20	--
Commercial	18	5	--	--	112
Construction	271	502	--	--	--
Land loans	--	--	--	--	--
Total real estate	787	745	146	23	113

Consumer:
Home equity	20	9	1	3	1
Credit cards	121	98	55	45	--
Automobile	20	62	95	33	--
Other	22	27	39	--	18
Total consumer	183	196	190	81	19

Commercial business	131	3	--	--	6
Total recoveries	1,101	944	336	104	138

Charge-offs:
Real Estate loans:
One-to-four family	1,465	3,003	747	283	10
Multi-family	--	--	--	--	--
Commercial	571	584	31	--	--
Construction	561	8,915	4,970	2,086	259
Land loans	--	--	2,836	--	--
Total real estate	2,597	12,502	8,584	2,369	269

Consumer:
Home equity	337	465	847	222	--
Credit cards	492	591	605	374	--
Automobile	59	55	254	17	--
Other	470	777	336	407	568
Total consumer	1,358	1,888	2,042	1,020	568

Commercial business	63	4,181	--	--	5
Total charge-offs	4,018	18,571	10,626	3,389	842

Net charge-offs	2,917	17,627	10,290	3,285	704
Balance at end of period	$7,057	$7,239	$16,788	$24,463	$7,485

Allowance for loan losses as a percentage
of total loans outstanding at the end of
the period	2.4%	2.2%	4.1%	4.9%	1.5%

Net charge-offs as a percentage of average
total loans outstanding during the period	0.9%	4.7%	2.3%	0.6%	0.1%

Allowance for loan losses as a percentage
of non-performing loans at end of period	80.9%	51.1%	81.3%	40.3%	32.0%

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

Management believes that our allowance for loan losses as of June 30, 2012 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table provides certain information with respect to our allowance for loan losses, including  charge-offs, recoveries and selected ratios for the periods indicated.

	Year Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)

Provisions for loan losses	$2,735	$8,078	$2,615	$20,263	$3,545
Allowance for loan losses	7,057	7,239	16,788	24,463	7,485
Allowance for loan losses as a
percentage of total loans
outstanding at the end of the
period	2.4%	2.2%	4.1%	4.9%	1.5%

Net charge-offs	2,917	17,627	10,290	3,285	704
Total of nonaccrual and 90
days past due loans	8,722	14,169	20,642	60,649	23,370
Allowance for loan losses as a percentage of non-performing loans at end of period	80.9%	51.1%	81.3%	40.3%	32.0%
Nonaccrual and 90 days or more
past due loans as a percentage of
loans receivable	3.0%	4.3%	5.1%	12.1%	4.7%

Total loans	$295,417	$333,351	$407,116	$500,735	$499,267

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

The investment committee, consisting of Directors Ruecker, Shaw and Degner, have the authority and responsibility to administer our investment policy, monitor portfolio strategies, and recommend appropriate changes to policy and strategies to the board.  On a monthly basis, our management reports to the board a summary of investment holdings with respective market values, and all purchases and sales of investments.  The Chief Financial Officer has the primary responsibility for the management of the investment portfolio.  The Chief Financial Officer considers various factors when making decisions, including the marketability, maturity and tax consequences of proposed investments.  The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of the investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.

At June 30, 2012, our investment portfolio consisted principally of mortgage-backed securities, U.S. Government Agency obligations, municipal bonds and mutual funds consisting of mortgage-backed securities.  From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management’s projected demand for funds for loan originations, deposits and other activities.

Mortgage-Backed Securities.  The mortgage-backed securities in our portfolios were comprised of Freddie Mac mortgage-backed securities.  At June 30, 2012 the amortized cost was $46.5 million of mortgage-backed securities held in the available for sale category with a weighted average yield of 4.02%, while the mortgage-backed securities in the held to maturity portfolio was $7.0 million with a weighted average yield of 5.02%.

Municipal Bonds.  The tax-exempt and taxable municipal bond portfolios were comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations.   All bonds are rated “A” or better and are from issuers located within the State of Washington. The weighted average yield on the tax exempt bonds (on a tax equivalent basis) was 4.83% at June 30, 2012, and the total amount of our municipal bonds was $1.8 million at that date, of which $1.7 million was available for sale.

Federal Home Loan Bank Stock.  As a member of the FHLB of Seattle, we are required to own capital stock in the FHLB of Seattle.  The amount of stock we hold is based on guidelines specified by the FHLB of Seattle.  The redemption of any excess stock we hold is at the discretion of the FHLB of Seattle.  The carrying value of FHLB stock was $6.5 million at June 30, 2012.

Our investment in  FHLB stock is carried at cost, which approximates fair value.  As a member of the FHLB System, we are required to maintain a minimum level of investment in FHLB stock based on specific percentages of our outstanding mortgages, total assets, or FHLB advances.  At June 30, 2012 and 2011, our minimum investment requirement was approximately $2.9 million and $3.8 million, respectively.  We were in compliance with the FHLB minimum investment requirement at June 30, 2012 and 2011.  For the year ended June 30, 2012, we did not receive any dividends from the FHLB.

Bank-Owned Life Insurance.  We purchase bank-owned life insurance policies (“BOLI”) to offset future employee benefit costs.  At June 30, 2012, we had a $18.3 million investment in life insurance contracts.  The purchase of BOLI policies, and its increase in cash surrender value, is classified as “Investment in life insurance contracts” in our consolidated statement of operations.  The income related to the BOLI, which is generated by the increase in the cash surrender value of the policy, is classified in “increase in cash surrender value of life insurance” in our consolidated statement of operations.

The following table sets forth the composition of our securities portfolios at the dates indicated.  The amortized cost of the available for sale investments is their net book value before the mark-to-market fair value adjustment.

	At June 30,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)

Available for sale:
Securities:
U.S. Government Agencies obligations	$--	$--	$3,000	$3,045	$2,999	$3,151
Municipal bonds	1,623	1,656	2,355	2,400	3,372	3,431
Mortgage-backed securities:
Freddie Mac	46,547	47,061	30,459	32,718	39,440	42,197
Total available for sale	48,170	48,717	35,814	38,163	45,811	48,779

Held to maturity:
Securities:
Municipal bonds	142	142	149	149	155	155
Mortgage-backed securities:
Freddie Mac	7,037	7,548	7,438	8,008	9,880	10,555
Total held to maturity	7,179	7,690	7,587	8,157	10,035	10,710

Total securities	$55,349	$56,407	$43,401	$46,320	$55,846	$59,489

The table below sets forth information regarding the amortized cost, weighted average yields and maturities or call dates of Anchor Bank’s investment portfolio at June 30, 2012.

	At		At June 30, 2012
	June 30,				Over One to		Over Five to				Mortgage-Backed
	2012		One Year or Less		Five Years		Ten Years		Over Ten Years		Securities		Totals
		Weighted		Weighted		Weighted		Weighted		Weighted	MBS Securities	Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Available for sale:
Securities:
Municipal bonds (1)	$1,623	4.83%	$170	3.85%	$600	4.17%	$--	--%	$853	5.49%	$--	--%	$1,623	4.83%
Mortgage-backed securities:
Freddie Mac	46,547	4.02	--	--	--	--	--	--	--	--	46,547	4.02	46,547	4.02
Total available for sale	48,170	--	170	--	600	--	--	--	853	--	46,547	--	48,170	--

Held to maturity:
Securities:
Municipal bonds (1)	142	6.38	--	--	--	--	--	--	142	6.38	--	--	142	6.38
Mortgage-backed securities:
Freddie Mac	7,037	5.02	--	--	--	--	--	--	--	--	7,037	5.02	7,037	5.02
Total held to maturity	7,179		--		--		--		142		7,037		7,179

Total	$55,349		$170		$600		$--		$995		$53,584		$55,349

__________
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

At June 30, 2012, we had $74.3 million of jumbo ($100,000 or more) retail certificates of deposit.  We also had $8.0 million in public funds, which represented 2.3% of total deposits at June 30, 2012.  Anchor Bank had no brokered deposits at June 30, 2012.  Pursuant to the Order we may not accept brokered deposits without regulatory approval.

In the unlikely event we are liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to Anchor Bancorp, as the sole shareholder of Anchor Bank.

Deposit Activities.  The following table sets forth our total deposit activities for the periods indicated.

	Year Ended June 30,
	2012	2011	2010
	(In Thousands)

Beginning balance	$339,474	$355,788	$471,713
Net deposits (withdrawals) before interest credited	1,606	(22,144)	(125,473)
Interest credited	4,718	5,830	9,548
Net increase (decrease) in deposits	6,324	(16,314)	(115,925)
Ending balance	$345,798	$339,474	$355,788

The following table sets forth information concerning our time deposits and other deposits at June 30, 2012.

Weighted
Average					Percentage
Interest				Minimum	of Total
Rate	Term	Category	Amount	Balance	Deposits
			(In Thousands)
	N/A	Savings accounts	$36,475		10.5%
	N/A	Demand deposit accounts	54,375		15.7
	N/A	Money market accounts	83,750		24.2

		Certificates of Deposit
2.01%	6 month	Fixed-term, fixed rate	8,120	500	2.3
3.14	9-12 month	Fixed-term, fixed rate	16,355	500	4.7
3.46	13-16 month	Fixed-term, fixed rate	4,072	500	1.2
5.20	18-20 month	Fixed term-fixed or variable rate	15,493	500	4.5
2.50	24 month	Fixed term-fixed or variable rate	35,485	2,000	10.3
3.80	30-36 month	Fixed term-fixed or variable rate	8,899	500	2.6
3.78	48 month	Fixed term-fixed or variable rate	3,939	500	1.1
2.58	60 month	Fixed term-fixed or variable rate	7,897	500	2.3
2.01	96 month	Fixed term-fixed or variable rate	70,213	500	20.3
0.83	Other	Fixed term-fixed or variable rate	725	500	0.2
		TOTAL	$171,198		100.0%
Time Deposits by Rate.  The following table sets forth our time deposits classified by rates as of the dates indicated.

	At June 30,
	2012	2011	2010
	(In Thousands)

0.00 - 0.99%	$40,996	$22,996	$2,157
1.00 - 1.99%	51,994	71,215	68,318
2.00 - 2.99%	23,898	26,068	24,345
3.00 - 3.99%	46,364	50,615	53,847
4.00 - 4.99%	7,555	9,932	46,217
5.00 - 5.99%	391	693	6,580
6.00 - 6.99%	--	--	--
7.00 - 7.99%	--	--	--
8.00 - 8.99%	--	--	--
Total	$171,198	$181,519	$201,464

Time Deposit Certificates.  The following table sets forth the amount and maturities of time deposit certificates at June 30, 2012.

	Amount Due
		After 1 Year	After 2 Years	After 3 Years
	Within	Through	Through	Through	Beyond
	1 Year	2 Years	3 Years	4 Years	4 Years	Total
	(In Thousands)

0.00 - 0.99%	$29,784	$10,813	$299	$--	$100	$40,996
1.00 - 1.99%	35,761	8,471	1,772	973	5,017	51,994
2.00 - 2.99%	2,544	1,131	1,567	2,056	16,600	23,898
3.00 - 3.99%	1,606	964	--	863	42,931	46,364
4.00 - 4.99%	1,297	1,102	486	4,159	511	7,555
5.00 - 5.99%	--	252	--	139	--	391
Total	$70,992	$22,733	$4,124	$8,190	$65,159	$171,198

The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of June 30, 2012.  Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Time Deposit
Maturity Period	Certificates
(In Thousands)

Three months or less	$11,502
Over three through six months	8,315
Over six through twelve months	8,828
Over twelve months	45,653
Total	$74,298

Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts we offered  at the dates indicated.

	At June 30,
	2012			2011			2010
		Percent			Percent			Percent
		of	Increase/		of	Increase/		of
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total
(Dollars in Thousands)

Savings deposits	$36,475	10.5%	$4,212	$32,263	9.5%	$2,507	$29,756	8.4%
Demand deposit accounts	54,375	15.7	6,700	47,675	14.0	(6,526)	54,201	15.2
Money market accounts	83,750	24.2	5,733	78,017	23.0	7,650	70,367	19.8
Fixed-rate certificates which mature in the year ending:
Within 1 year	46,820	13.5	(5,007)	51,827	15.3	(32,809)	84,636	23.8
After 1 year, but within 2 years	15,441	4.5	2,029	13,412	4.0	(5,384)	18,796	5.3
After 2 years, but within 5 years	21,294	6.2	5,083	16,211	4.8	5,309	10,902	3.1
Certificates maturing thereafter	56,172	16.2	1,186	54,986	16.2	25,081	29,905	8.4
Variable rate certificates	31,471	9.1	(13,612)	45,083	13.3	(12,142)	57,225	16.1
Total	$345,798		$6,324	$339,474		$(16,314)	$355,788

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

As a member of the FHLB of Seattle, we are required to own capital stock in the FHLB of Seattle and are authorized to apply for advances on the security of that stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met.  Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  We also maintain a committed credit facility with the FHLB of Seattle that provides for immediately available advances up to an aggregate of 25% of the prior quarter’s total assets of Anchor Bank. At June 30, 2012, outstanding advances to Anchor Bank from the FHLB of Seattle totaled $64.9 million.

The following table sets forth information regarding FHLB of Seattle advances by us at the end of and during the periods indicated.  The table includes both long- and short-term borrowings.

	Year Ended June 30,
	2012	2011	2010
	(Dollars in Thousands)
Maximum amount of borrowing outstanding
at any month end:
Federal Home Loan Bank advances	$74,900	$121,900	$136,900

Approximate average borrowing outstanding:
Federal Home Loan Bank advances	73,242	104,408	135,975

Approximate weighted average rate paid on:
Federal Home Loan Bank advances	1.87%	2.08%	3.75%

	At June 30,
	2012	2011	2010
	(Dollars in Thousands)

Balance outstanding at end of period:
Federal Home Loan Bank advances	$64,900	$85,900	$136,900

Weighted average rate paid on:
Federal Home Loan Bank advances	1.90%	1.75%	3.07%

Subsidiaries and Other Activities

Anchor Bank.  Anchor Bank has one wholly-owned subsidiary, Anchor Financial Services, Inc., that is currently inactive.   At June 30, 2012, Anchor Bank’s equity investment in Anchor Financial Services, Inc. was $303,000.

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

Natural Disasters

Grays Harbor, Thurston, Lewis, Pierce, Mason and King counties, where substantially all of the real and personal properties securing our loans are located, is an earthquake-prone region.  We have not suffered any losses in the last fifteen years from earthquake damage to collateral secured loans, which include the July 1999 and February 2001 major earthquakes in the region.  Although we have experienced no losses related to earthquakes, a major earthquake could result in material loss to us in two primary ways.  If an earthquake damages real or personal properties collateralizing outstanding loans to the point of insurable loss, material loss would be suffered to the extent that the properties are uninsured or inadequately insured.  A substantial number of our borrowers do not have insurance which provides for coverage as a result of losses from earthquakes.  Earthquake insurance is generally not required by other lenders in the market area, and as a result in order to remain competitive in the marketplace, we do not require earthquake insurance as a condition of making a loan.  Earthquake insurance is also not always available at a reasonable coverage level and cost because of changing insurance underwriting practices in our market area resulting from past earthquake activity and the likelihood of future earthquake activity in the region.  In addition, if the collateralized properties are only damaged and not destroyed to the point of total insurable loss, borrowers may suffer sustained job interruptions or job loss, which may materially impair their ability to meet the terms of their loan obligations.  While risk of credit loss can be insured against by, for example, job interruption insurance or “umbrella” insurance policies, such forms of insurance often are beyond the financial means of many individuals.  Accordingly, for most individuals, sustained job interruption or job loss would likely result in financial hardship that could lead to delinquency in their financial obligations or even bankruptcy.  Accordingly, no assurances can be given that a major earthquake in our primary market area will not result in material losses to us.

Employees

At June 30, 2012, we had 140 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  We consider our employee relations to be good.

Executive Officers.  The following table sets forth information regarding the executive officers of the Company and the Bank.

	Age at
	June 30,	Position
Name	2012	Company	Bank

Jerald L. Shaw	66	President and Chief Executive Officer	President and Chief Executive Officer
Terri L. Degner	49	Chief Financial Officer	Chief Financial Officer
Gregory H. Schultz	58	Executive Vice President	Executive Vice President and Chief Lending Officer

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

How We Are Regulated

The following is a brief description of certain laws and regulations applicable to Anchor Bancorp and Anchor Bank. Descriptions of laws and regulations here and elsewhere in this report do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress or the Washington State Legislature that may affect the operations of Anchor Bancorp and Anchor Bank.  In addition, the regulations governing us may be amended from time to time by our regulators.  Any such legislation or regulatory changes in the future could adversely affect us.  We cannot predict whether any such changes may occur.

Anchor Bancorp is registered as a bank holding company under the Bank Holding Company Act and is subject to regulation and supervision by the Federal Reserve Board and the DFI.  Anchor Bancorp is also required to file annually a report of operations with, and is subject to examination by, the Federal Reserve and the DFI.  This regulation and oversight is generally intended to ensure that Anchor Bancorp limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of Anchor Bank.

New Legislation. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The following discussion summarizes significant aspects of the Dodd-Frank Act that may affect Anchor Bank and Anchor Bancorp. For certain of these changes, implementing regulations have not been promulgated, so we cannot determine the full impact of the Dodd-Frank Act on our business and operations at this time.

The following aspects of the Dodd-Frank Act are related to the operations of Anchor Bank:

•
The Consumer Financial Protection Bureau ("CFPB"), an independent consumer compliance regulatory agency within the Federal Reserve has been established. The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority over financial institutions with total assets of over $10 billion with respect to both new and existing consumer financial protection laws. Financial institutions with assets of less than $10 billion, like Anchor Bank, will continue to be subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws.  The CFPB also has authority to promulgate new consumer financial protection regulations and amend existing consumer financial protection regulations;

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution  subsidiaries;

•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011;

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts is extended through December 31, 2013;

•	The deposit insurance assessment base for FDIC insurance is the depository institution's average consolidated total assets less the average tangible equity during the assessment period; and

•
The minimum reserve ratio of the FDIC's Deposit Insurance Fund ("DIF") increased to 1.35 percent of estimated annual insured deposits or the comparable percentage of the assessment  base; however, the FDIC is directed to "offset the effect" of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion. Pursuant to the Dodd-Frank Act, the FDIC recently issued a rule setting a designated reserve ratio at 2.0% of insured deposits.

The following aspects of the Dodd-Frank Act are related to the operations of Anchor Bancorp:

•
Tier 1 capital treatment for "hybrid" capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules. The federal banking agencies must promulgate new rules on regulatory capital within 18 months from July 21, 2010, for both depository institutions and their holding companies, to include leverage capital and risk-based capital measures at least as stringent as those now applicable to Anchor Bank under the prompt corrective action regulations;

•
Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a "say on pay" vote every one, two or three years;

•
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments;

•
Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain "significant" matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant;

•
Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information;

•	Disclosure in annual proxy materials is required concerning the relationship between the executive compensation paid and the financial performance of the issuer;

•
Item 402 of Regulation S-K is amended to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees; and

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Regulation and Supervision of Anchor Bank

General. Anchor Bank, as a state-chartered savings bank, is subject to applicable provisions of Washington law and to regulations and examinations of the DFI. As an insured institution, it also is subject to examination and regulation by the FDIC, which insures the deposits of Anchor Bank to the maximum permitted by law. During these state or federal regulatory examinations, the examiners may require Anchor Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. This regulation of Anchor Bank is intended for the protection of depositors and the Deposit Insurance Fund of the FDIC and not for the purpose of protecting shareholders of Anchor Bank or Anchor Bancorp. Anchor Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to Anchor Bancorp. See "- Regulatory Capital Requirements" and "- Limitations on Dividends and Stock Repurchases."

Federal and State Enforcement Authority and Actions. As part of its supervisory authority over Washington-chartered savings banks, the DFI may initiate enforcement proceedings to obtain a cease-and-desist order against an institution believed to have engaged in unsafe and unsound practices or to have violated a law, regulation, or other regulatory limit, including a written agreement. The FDIC also has the authority to initiate enforcement actions against insured institutions for similar reasons and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Both these agencies may utilize less formal supervisory tools to address their concerns about the condition, operations or compliance status of a savings bank.

Regulation by the Washington Department of Financial Institutions. State law and regulations govern Anchor Bank's ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. As a state savings bank, Anchor Bank must pay semi-annual assessments, examination costs and certain other charges to the DFI.

Washington law generally provides the same powers for Washington savings banks as federally and other-state chartered savings institutions and banks with branches in Washington, subject to the approval of the DFI. Washington law allows Washington savings banks to charge the maximum interest rates on loans and other extensions of credit to Washington residents which are allowable for a national bank in another state if higher than Washington limits. In addition, the DFI may approve applications by Washington savings banks to engage in an otherwise unauthorized activity, if the DFI determines that the activity is closely related to banking, and Anchor Bank is otherwise qualified under the statute. This additional authority, however, is subject to review and approval by the FDIC if the activity is not permissible for national banks.

Insurance of Accounts and Regulation by the FDIC. The Deposit Insurance Fund ("DIF") of the FDIC insures deposit accounts in Anchor Bank up to $250,000 per separately insured depositor. Noninterest bearing transaction accounts have unlimited coverage until December 31, 2012.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended June 30, 2012, were $1.0 million.  Those premiums have increased in recent years due to recent strains on the FDIC deposit insurance fund due to the cost of large bank failures and increases in the number of troubled banks.

The Dodd-Frank Act requires the FDIC's deposit insurance assessments to be based on assets instead of deposits.  The FDIC has issued rules, effective as of the second quarter of 2011, which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital. The FDIC assessment rates range from approximately 2.5 basis points to 45 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC's reserve ratio equals 1.15%. Once the FDIC's reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from 1.5 basis points to 40 basis points (subject to adjustments as described above). If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from one basis point to 38 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from a half basis point to 35 basis points (in each case subject to adjustments as described above. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

The FDIC conducts examinations of and requires reporting by state non-member banks, such as Anchor Bank. The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the deposit insurance fund.  The FDIC may terminate the deposit insurance of any insured depository institution, including Anchor Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of Anchor Bank's deposit insurance.

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

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized.  Failure by an institution to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator.  Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

At June 30, 2012, Anchor Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  Although we were “well capitalized” at June 30, 2012 based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, we were no longer regarded as “well capitalized” for federal regulatory purposes as a result of the deficiencies cited in the Supervisory Directive.  As a result of this reclassification, our borrowing costs and terms from the Federal Reserve and the FHLB, as well as our FDIC deposit insurance premiums, increased.

Capital Requirements. Anchor Bank is required by FDIC regulations to maintain minimum levels of regulatory capital consisting of core (Tier 1) capital and supplementary (Tier 2) capital. Tier 1 capital generally includes common shareholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.

The FDIC currently measures an institution’s capital using a leverage limit together with certain risk-based ratios.  The FDIC’s minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets.  Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets.  At June 30, 2012, Anchor Bank had a Tier 1 leverage capital ratio of 10.9%.  The FDIC retains the right to require a particular institution to maintain a higher capital level based on its particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.  Under the guidelines, for a bank to be considered adequately capitalized the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets (the Tier 1 risk based capital ratio) must be at least 4%.  In evaluating the adequacy of a bank’s capital, the FDIC may also consider other factors that may affect a bank’s financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management’s ability to monitor and control financial operating risks.

The DFI requires that net worth equal at least five percent of total assets.  At June 30, 2012, Anchor Bank had Tier 1 risk-based capital of 17.0%.

The table below sets forth Anchor Bank’s capital position under the prompt corrective action regulations of the FDIC at June 30, 2012 and 2011 and the requirements pursuant to the Order. The Bank’s Tier 1 capital ratio was 10.9% and our total risk-based capital ratio was 18.2% at June 30, 2012, which exceeded the requirements of the Order of 10% and 12%, respectively.

	At June 30,
	2012		2011
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Bank equity capital under GAAP	$54,024		$57,452

Total risk-based capital	$56,143	18.2%	$57,812	17.1%
Total risk-based capital requirement	24,634	8.0	27,085	8.0
Excess	$31,509	10.2%	$30,727	9.1%

Tier 1 risk-based capital	$52,254	17.0%	$53,543	15.8%
Tier 1 risk-based capital requirement	12,317	4.0	13,543	4.0
Excess	$39,937	13.0%	$40,000	11.8%

Tier 1 leverage capital	$52,254	10.9%	$53,543	10.7%
Tier 1 leverage capital requirement	19,094	4.0	20,093	4.0
Excess	$33,160	6.9%	$33,450	6.7%

Pursuant to minimum capital requirements of the FDIC, Anchor Bank is required to maintain a leverage ratio (capital to assets ratio) of 4% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively.  The Order required Anchor Bank to maintain Tier 1 capital and total risk-based capital ratios at a minimum of 10% and 12%, respectively.  The Supervisory Directive requires Anchor Bank to maintain a Tier 1 capital ratio of at least 10%) As of June 30, 2012 and  2011, the Bank was classified as an “adequately capitalized” institution under the criteria established by the FDIC.

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

New Proposed Capital Rules. On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to Anchor Bancorp and Anchor Bank. The FDIC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act. "Basel III" refers to various documents released by the Basel Committee on Banking Supervision.  The proposed rules are subject to a public comment period prior to adoption of final rules.

The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definitions of what constitutes "capital" for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to Anchor Bancorp and Anchor Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a "capital conservation buffer" of 2.5% above each of the new regulatory minimum capital ratios would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The proposed rules also implement other revisions to the current capital rules such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.

    The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including Anchor Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as "well capitalized":  (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

    The proposed rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2015. The proposed rule utilizes an increased number of credit risk and other exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; and (iv) revised capital treatment for derivatives and repo-style transactions.

    In particular, the proposed rules would expand the risk-weighting categories from the current four categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures. Higher risk weights would apply to a variety of exposure categories. Specifics include, among others:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•
For residential mortgage exposures, the current approach of a 50% risk weight for high-quality seasoned mortgages and a 100% risk-weight for all other mortgages is replaced with a risk weight of between 35% and 200% depending upon the mortgage's loan-to-value ratio and whether the mortgage is a "category 1" or "category 2" residential mortgage exposure (based on eight criteria that include, among others, the term, seniority of the lien, use of negative amortization, balloon payments and certain rate increases).

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•	Providing for a 100% risk weight for claims on securities firms.

•	Eliminating the current 50% cap on the risk weight for OTC derivatives.

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

As a member, Anchor Bank is required to purchase and maintain stock in the FHLB of Seattle.  At June 30, 2012, Anchor Bank had $6.5 million in FHLB stock, which was in compliance with this requirement.  Anchor Bank did not receive any dividends from the FHLB of Seattle for the year ended June 30, 2012. Subsequent to December 31, 2008, the FHLB of Seattle announced that it was below its regulatory risk-based capital requirement and it is now precluded from paying dividends or repurchasing capital stock. The FHLB of Seattle is not anticipated to resume dividend payments until its financial results improve. The FHLB of Seattle has not indicated when dividend payments may resume.

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

Real Estate Lending Standards. FDIC regulations require Anchor Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans.  These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements.  Anchor Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions.  Anchor Bank’s Board of Directors is required to review and approve Anchor Bank’s standards at least annually.  The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans.  Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multifamily or other non-one-to-four-family properties should not exceed 30% of total capital.  Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Anchor Bank’s records and reported at least quarterly to Anchor Bank’s Board of Directors.  Anchor Bank is in compliance with the record and reporting requirements.  As of June 30, 2012, Anchor Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were 13.34% and Anchor Bank’s loans on commercial, agricultural, multifamily or other non-one-to-four-family properties in excess of  the supervisory loan-to-value ratios were 11.74%.  Based on strong risk management practices, Anchor Bank has consistently operated above the aggregate 100% of capital guideline limit since these standards were imposed.

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

Environmental Issues Associated With Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste.  However, Congress asked to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.  To the extent that legal uncertainty exists in this area, all creditors, including Anchor Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Federal Reserve System.  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank.  As of June 30, 2012, Anchor Bank’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

Community Reinvestment Act.  Anchor Bank is subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods.  The regulatory agency’s assessment of the bank’s record is made available to the public.  Further, a bank’s CRA performance must be considered in connection with a bank’s application to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.  Anchor Bank received a “satisfactory” rating during its most recent examination.

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

Under the Supervisory Directive, Anchor Bank is not able to pay dividends to Anchor Bancorp without the prior approval of the DFI and the FDIC and we do not expect to be permitted to pay dividends as long as the Supervisory Directive remains in effect. In addition, we are restricted by the FDIC from making any distributions to stockholders that represent a return of capital without the written non-objection of the FDIC Regional Director.

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

Regulation and Supervision of Anchor Bancorp

           General.  Anchor Bancorp is a bank holding company registered with the Federal Reserve and the sole shareholder of Anchor Bank.  Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, (“BHCA”), and the regulations promulgated thereunder.  This regulation and oversight is generally intended to ensure that Anchor Bancorp limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of Anchor Bank.

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

The Bank Holding Company Act.  Under the BHCA, Anchor Bancorp is supervised by the Federal Reserve.  The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, the Federal Reserve provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

Under the BHCA, the Federal Reserve may approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto.  These activities generally include, among others, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit related insurance; leasing property on a full payout, non-operating basis; selling money orders, travelers’ checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

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

Acquisitions.  The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.  A bank holding company that meets certain supervisory and financial standards and elects to be designed as a financial holding company may also engage in certain securities, insurance and merchant banking activities and other activities determined to be financial in nature or incidental to financial activities.  The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.

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

Regulatory Capital Requirements.  The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act.  These guidelines apply on a consolidated basis to bank holding companies with $500 million or more in assets or with less assets but certain risky activities, and on a bank-only basis to other companies. These bank holding company capital adequacy guidelines are similar to those imposed on Anchor Bank by the FDIC. For a bank holding company with less than $500 million in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations.

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

A policy of the Federal Reserve limits the payment of a cash dividend by a bank holding company if the holding company's net income for the past year is not sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with capital needs, asset quality and overall financial condition. A bank holding company that does not meet any applicable capital standard would not be able to pay any cash dividends under this policy. A bank holding company not subject to consolidated capital requirements is expected not to pay dividends unless its debt-to-equity ratio is less than 1:1, and it meets certain additional criteria. The Federal Reserve also has indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

Except for a company that meets the well-capitalized standard for bank holding companies, is well managed, and is not subject to any unresolved supervisory issues, a bank holding company is required to give  the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation or regulatory order, condition, or written agreement. A bank holding company is considered well-capitalized if on a consolidated basis it has a total risk-based capital ratio of at least 10.0% and a Tier 1 risk-based capital ratio of 6.0% or more, and is not subject to an agreement, order, or directive to maintain a specific level for any capital measure.

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

Washington Taxation

Anchor Bank is subject to a business and occupation tax imposed under Washington law at the rate of 1.8% of gross receipts.  Interest received on loans secured by mortgages or deeds of trust on residential properties and certain securities are exempt from this tax.

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

Risks Related to Our Business

We are subject to increased regulatory scrutiny and are subject to certain business limitations. Further, we may be subject to more severe future regulatory enforcement actions if our financial condition or performance weakens.

Primarily because of its increased level of non-performing assets, on August 12, 2009, Anchor Bank became subject to the Order, issued with its consent, by the FDIC and DFI because they had reason to believe that Anchor Bank had engaged in unsafe and unsound banking practices and violations of law and/or regulations.  The Order was terminated on September 5, 2012 as a result of the steps Anchor Bank took in complying with the Order and reducing its level of classified assets, augmenting management and improving the overall condition of Anchor Bank. In place of the Order, Anchor Bank entered into a Supervisory Directive with the DFI. The Supervisory Directive contains provisions concerning (i) the management and directors of Anchor Bank; (ii) restrictions on paying dividends; (iii) reductions of classified assets; (iv) maintaining  Tier 1 capital in an amount equal to or exceeding 10% of Anchor Bank's total assets; (v) policies concerning the allowance for loan and lease losses ("ALLL"); and (vi) requirements to furnish a revised three-year business plan to improve Anchor Bank's profitability and progress reports to the FDIC and DFI. The Supervisory Directive will remain in effect until modified or terminated by the FDIC and DFI.

Management has been taking action and implementing programs to comply with the requirements of the Supervisory Directive.  Compliance with the Supervisory Directive, however, is subject to a determination by the FDIC and DFI.  The FDIC or DFI may determine, in its sole discretion, that we have not addressed the issues raised by the Supervisory Directive satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions taken by it.  Such enforcement actions could involve penalties or limitations on our business and negatively affect our ability to implement our business plan, the value of our common stock as well as our financial condition and results of operations.

The current weak economic conditions in the market areas we serve may continue to adversely impact our earnings and could increase the credit risk associated with our loan portfolio.

Substantially all of our loans are to businesses and individuals in the states of Washington and Oregon.  A continuing decline in the economies of the five counties in which we operate, including the Portland, Oregon metropolitan area, which we consider to be our primary market areas could have a material adverse effect on our business, financial condition, results of operations and prospects.  In particular, in the current economic downturn, Washington and Oregon have experienced substantial home price declines and increased foreclosures and have experienced above average unemployment rates.

Continued weakness or a further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;
•	demand for our products and services may decline, possibly resulting in a decrease in our total loans or assets;
•
collateral for loans made may decline further in value, exposing us to increased risk of loss on existing loans, reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans; and

•	the amount of our low-cost or noninterest bearing deposits may decrease and the composition of our deposits may be adversely affected.

Our business may be adversely affected by credit risk associated with residential property.

At June 30, 2012, $82.7 million, or 28.0% of our total loan portfolio, was secured by one-to-four single-family  real property. This type of lending is generally sensitive to regional and local economic conditions that  significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Washington housing market has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans reflected in our  recent charge-off experience on these loans. These declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because either we originated the loan with a relatively high combined loan-to-value ratio or because of the decline in home values in our market areas.  Residential loans with combined higher loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale proceeds.  Further, a significant amount of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property.  For these reasons, we may experience higher rates of delinquencies, default and losses on our residential loans.

Our loan portfolio is concentrated in loans with a higher risk of loss.

In addition to residential mortgage loans, we originate construction and land loans, commercial and multi- family mortgage loans, commercial business loans, and consumer loans primarily within our market areas.  At June 30, 2012, we had $212.7 million outstanding in non-residential loans, a decrease of $23.5 million compared to $236.2 million outstanding at June 30, 2011.  For the year ended June 30, 2012, loans delinquent 30 days or more, including non-performing loans, decreased to $14.2 million, compared to $26.0 million at June 30, 2011.  At June 30, 2012, delinquent loans represented 4.8% of total loans, including construction loans which represented 1.1% of total loans.  For the comparable period in 2011, delinquent loans represented 7.8% of total loans, including construction loans which represented 2.3% of total loans.  Many of these loans are perceived to have greater credit risk than residential real estate loans for a number of reasons, including those described below:

Construction and Land Loans. At June 30, 2012, we had $13.8 million or 4.7% of total loans in construction and land loans.  Included in this amount are $7.1 million of land loans to individuals at June 30, 2012. Since 2008, and as required by the Order, we have significantly decreased our origination of construction and land acquisition and development loans.  Construction and land lending includes the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project.  If the estimate of construction cost proves to be inaccurate, we may advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  In addition, speculative construction loans to a builder are for homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction as well as lot loans made to individuals for the future construction of a residence also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly affected by supply and demand conditions.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to independently repay principal and interest.  At June 30, 2012, $308,000 of our construction loans were to a builder for speculative residential construction.  Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of origination. At June 30, 2012, $3.5 million or 39.9% of our total construction and land loans were non-performing.

Commercial and Multi-family Mortgage Loans.  These loans typically involve higher principal amounts than other types of loans. Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  This risk is exacerbated in this current environment.  As required by the Order, we implemented a plan to reduce the balance of these loans.  At June 30, 2012, we had $139.3 million or 47.2% of total loans in commercial and multi-family mortgage loans.

Commercial Business Loans. At June 30, 2012, we had $16.6 million or 5.6% of total loans in commercial business loans, however, we are currently planning on expanding our commercial business lending, subject to market conditions.  Commercial business  lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrower's cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower.  For more information about the credit risk we face with respect to these types of loans, see Item 1., “Business  – Lending Activities – Commercial Business Lending.”

Consumer Loans.  We make secured and unsecured consumer loans.  Our secured consumer loans are collateralized with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.   At June 30, 2012, we had $43.0 million or 14.6% of total loans in consumer loans.  Of this amount, $31.5 million were in home equity loans, some of which are loans in amounts for up to 100% of collateral value.  For more information about the credit risk, we face with respect to these types of loans, see “Our business may be adversely affected by credit risk associated with residential property.”

 Our loan portfolio possesses increased risk as the result of subprime loans.

As of June 30, 2012, we held in our loan portfolio $6.4 million in one- to four-family mortgage loans ($4.5 million of which were fixed rate), $500,000 of automobile loans (all of which were fixed rate), $3.5 million of home equity loans (of which $3.0 million were fixed rate) and $200,000 of other types of consumer loans (all of which were fixed rate), which are considered “subprime” by federal banking regulators.  The aggregate amount of loans considered subprime at June 30, 2012 was $10.5 million or 3.6% of our total loan portfolio. In exchange for the additional lender risk associated with these loans, these borrowers generally are required to pay a higher interest rate, and depending on the severity of the credit history, a lower loan-to-value ratio may be required than for a conforming loan borrower. At the time of loan origination, our subprime borrowers had an average Fair Isaac and Company, Incorporated, or FICO, credit score of 622 and a weighted average loan-to-value ratio of 63%, which may be significantly understated if current market values are used. A FICO score is a principal measure of credit quality and is one of the significant criteria we rely upon in our underwriting. Generally, a FICO score of 660 or higher indicates the borrower has an acceptable credit reputation. At June 30, 2012, $800,000 of our subprime loans was categorized as non-performing assets and all of these loans were categorized as nonaccrual. Subprime loans are generally considered to have an increased risk of delinquency and foreclosure than do conforming loans, especially when adjustable rate loans adjust to a higher interest rate.  We had not experienced such increased delinquencies or foreclosures at June 30, 2012, however, our subprime loan portfolio will be adversely affected in the event of a further downturn in regional or national economic conditions. In addition, we may not recover funds in an amount equal to any remaining loan balance. Consequently, we could sustain loan losses and potentially incur a higher provision for loan loss expense.

Our concentration in non-owner occupied residential real estate loans may expose us to increased credit risk.

At June 30, 2012, $20.6 million, or 24.9% of our residential mortgage loan portfolio and 7.0% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At June 30, 2012, we had 17 non-owner occupied residential loan relationships, with aggregate outstanding balances of $11.0 million, of which four loan relationships had an aggregate outstanding balance over $500,000. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.  At June 30, 2012, all of our non-owner occupied residential mortgage loans were complying with their loan repayment terms, except for two loans which totaled $300,000 at that date.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending.  Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial  real estate related entities, represent 300% or more of total capital.  The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.  Our total non-owner occupied commercial real estate loans were $113.1 million or 38.3% of total capital at June 30, 2012 compared to $144.3 million or 246.5% of total capital at June 30, 2011.  While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms, or that any underlying collateral will not be sufficient to assure repayment.  This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the duration of the loan;

•	the character and creditworthiness of a particular borrower; and

•	changes in economic and industry conditions.

We maintain an allowance for loan losses, which we believe is an appropriate reserve to provide for probable losses in our loan portfolio.  The allowance is funded by provisions for loan losses charged to expense.  The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience, certain macroeconomic factors, and management's expectations of future events;

•	our specific reserve, based on our evaluation of non-performing loans and their underlying collateral; and

•	an unallocated reserve to provide for other credit losses inherent in our portfolio that may not have been contemplated in the other loss factors.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for loan losses we will need additional provisions to replenish the allowance for loan losses.  Any additional provisions will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.

Our provision for loan losses and net loan charge-offs have increased significantly in recent years and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the year ended June 30, 2012 we recorded a provision for loan losses of $2.7 million compared to $8.1 million for the year ended June 30, 2011.  We also recorded net loan charge-offs of $2.9 million for the year ended June 30, 2012 compared to $17.6 million for the comparable period in 2011.  Since 2007 we have experienced significant loan delinquencies and credit losses.  However, at June 30, 2012, our total non-performing assets had decreased to $15.4 million compared to $26.9 million at June 30, 2011.  We have also extended $1.8 million in construction loans that were otherwise due to permit completion of the project or to provide the borrower additional time to market the underlying collateral.  Most of these loans mature within 24 months.  To the extent these loans are not further extended or the borrower cannot otherwise refinance with a third party lender our non-performing assets may increase further.

If current weak conditions in the housing and real estate markets continue, we expect that we will continue to experience further delinquencies and credit losses.  As a result, we could be required to make further increases in our provision for loan losses to increase our allowance for loan losses.  Our allowance for loan losses was 2.4% of total loans held for investment and 80.9% of non-performing loans at June 30, 2012. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

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

If our nonperforming assets increase, our earnings will be adversely affected.

At June 30, 2012, our nonperforming assets which consist of nonaccruing loans and real estate owned, were $15.4 million, or 3.3% of total assets.  Our nonperforming assets adversely affect our net income in various ways:

•	we record interest income only on a cash basis for nonaccrual loans and any nonperforming securities and we do not record interest income for real estate owned;

•	we must provide for probable loan losses through a current period charge to the provision for loan losses;

•
noninterest expense increases when we write down the value of properties in our real estate owned portfolio to reflect changing market values or recognize other-than-temporary impairment on nonperforming securities;

•	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to our real estate owned; and

•	the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.

We are subject to interest rate risk which could adversely affect our results of operations and financial condition.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.

Decreases in noninterest income could adversely affect our return to profitability and if we cannot generate and increase our income our stock price may be adversely affected.

Our net interest income has decreased steadily in recent years. We also face significant challenges that will hinder our ability to generate competitive returns. Our most significant challenge has been our low interest rate spread and margin during recent periods. As a result, we have become even more reliant on our noninterest income and have relied on significant gains on sales of assets in order to generate net income.  We cannot continue to rely on these significant gains as these gains are subject to market and other risks.  During the years ended June 30, 2012 and 2011 net interest income before provision for loan losses exceeded noninterest expense by $5.7 million and $6.5 million, respectively. While we have identified various strategic initiatives that we will pursue in our efforts to overcome these  challenges and improve earnings, our strategic initiatives may not succeed in generating and increasing income. If we are unable to generate or increase income, our stock price may be adversely affected.

In addition, we originate and sell residential mortgage loans. Changes in interest rates affect demand for our residential loan products and the revenue realized on the sale of loans. A decrease in the volume of loans sold can decrease our revenues and net income.  Further, recent regulatory changes to the rules for overdraft fees for debit transactions and interchange fees have reduced our fee income, resulting in a reduction of our noninterest income.

Increases in deposit insurance premiums and special FDIC assessments will hurt our earnings.

The Dodd-Frank Act established 1.35% of total insured deposits as the minimum reserve ratio.  The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020, which has increased assessments. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the minimum reserve ratio to 1.35% from the former minimum of 1.15%.  The FDIC has not announced how it will implement this offset.  In addition to the statutory minimum ratio, the FDIC must set a designated reserve ratio or DRR, which may exceed the statutory minimum.  The FDIC has set 2.0% as the DRR.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution's total assets minus its tangible equity instead of its deposits.  While our FDIC insurance premiums initially mayl be reduced by these regulations, it is possible that our future insurance premiums will increase under the final regulations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the Federal Home Loan Bank of Seattle (“FHLB”) and other borrowings to fund our operations.  At June 30, 2012, we had $64.9 million of FHLB advances outstanding with an additional $43.2 million of available borrowing capacity.  Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington or Oregon markets where our loans are concentrated, or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us,  such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. In addition, under the Order our ability to use brokered deposits as a source of liquidity is limited.

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

We operate in a highly competitive industry.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources.  These competitors primarily include national, regional and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, mortgage banking finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.  Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.  Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.  Many of our competitors in these sectors have fewer regulatory constraints and may have lower cost structures.  Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Our ability to compete successfully depends on a number of factors including the following:

•	the ability to develop, maintain and build upon long-term customer relationships;

•	the ability to expand our market position;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our products and service; and

•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, that are expected to increase our costs of operations.

Anchor Bank is subject to extensive examination, supervision and comprehensive regulation by the FDIC and the DFI, and Anchor Bancorp is subject to examination and supervision by the Federal Reserve.  The FDIC, DFI and the Federal Reserve govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution's operations, reclassify assets, determine the adequacy of an institution's allowance for loan losses and determine the level of deposit insurance premiums assessed.

Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") has significantly changed the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on Anchor Bank.  For example, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, and noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidate using a company's proxy materials.  The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Financial institutions such as Anchor Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.

On June 7, 2012, the Federal Reserve approved proposed rules, subsequently approved by the FDIC on June 12, 2012, that would substantially amend the regulatory risk-based capital rules applicable to us. The proposed rules implement the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act. The proposed rules include new higher minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would limit the definition of what constitutes "capital" for purposes of calculating those ratios. The proposed new minimum capital level requirements under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios.

While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us or what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks.  However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

The application of more stringent capital requirements could, among other things, result in lower returns on invested capital, over time require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.  Any additional changes in our regulation and oversight, in the form of new laws, rules and regulations could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

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

If our investment in the Federal Home Loan Bank of Seattle becomes impaired, our earnings and shareholders’ equity could decrease.

At June 30, 2012, we owned $6.5 million in FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the FHLB's Capital Plan. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per applicable accounting standards. The FHLB has announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency, its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. In August 2009, under the Federal Housing Finance Agency's prompt corrective action regulations, the FHLB received a capital classification of "undercapitalized" and has subsequently remained so classified, due to, among other things, risk-based capital deficiencies as of March 31, 2009 and June 30, 2009, the deterioration in the value of its private-label mortgage-backed securities and the amount of accumulated unrealized losses stemming from that deterioration, and the amount of its retained earnings. On October 25, 2010, the FHLB entered into a consent order with the Federal Housing Finance Agency.  The consent order required, among other matters, the FHLB meet and maintain certain minimum financial requirements. The FHLB has communicated that with the exception of a retained earnings requirement, it is in compliance with the minimum financial requirements and has continued taking the specified actions and is working toward meeting the agreed-upon milestones and timelines for completing capital management, asset composition, and other operational and risk management improvements as indicated in the consent order.  As a result, we have not recorded an impairment on our investment in FHLB stock.  Further deterioration in the FHLB's financial position may, however, result in future impairment in the value of those securities.  We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

New or changes in existing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit our shareholders.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against us could require us to devote significant time and resources to defending our business and may lead to penalties that materially affect us.  These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property taken in as real estate owned and at certain other times during the assets holding period.  Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (“fair value”). A charge-off is recorded for any excess in the asset’s NBV over its fair value.  If our valuation process is incorrect, the fair value of the investments in real estate may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our real estate owned and may require us to recognize further charge-offs.  Any increase in our charge-offs, as required by the bank regulators, may have a material adverse effect on our financial condition and results of operations.

You may not receive dividends on our common stock.

It is not expected that we will pay cash dividends on our common stock in the near future. Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments.  Under the Supervisory Directive, Anchor Bank is not able to pay dividends to Anchor Bancorp without the prior approval of the DFI and the FDIC and we do not expect to pay dividends as long as the Supervisory Directive remains in effect. In addition, we are restricted by the FDIC from making any distributions to stockholders that represent a return of capital without the written non-objection of the FDIC Regional Director. The declaration and payment of future cash dividends will be subject to, among other things, our then current and projected consolidated operating results, financial condition, tax considerations, statutory and regulatory restrictions, future growth plans, general economic conditions, and other factors the board deems relevant.

Item 2.  Properties

At June 30, 2012, we had one administrative office, 13 full service banking offices and one loan center of which 11 of the locations are owned and five locations are leased.  At June 30, 2012, the net book value of our investment in premises, equipment and leaseholds was $12.2 million.  The net book value of our data processing and computer equipment at June 30, 2012 was $169,000.

The following table provides a list of our main and branch offices and indicates whether the properties are owned or leased:
Location	Leased or Owned	Lease Expiration Date	Square Footage	Net Book Value at June 30, 2012
				(In Thousands)
ADMINISTRATIVE OFFICE

100 West First Aberdeen, Washington 98520	Owned	--	7,410	$2,197

BRANCH OFFICES:

Aberdeen (1) (2) 120 N. Broadway Aberdeen, Washington 98520	Owned	--	17,550	1,320

Centralia (2) 604 S. Tower Centralia, Washington 98531	Owned	--	3,000	658

Chehalis (3) 1601 NW Louisiana Avenue Chehalis, Washington 98532	Leased	4/30/13	683	152

Elma (2) 216 S. Third Street Elma, Washington 98541	Owned	--	2,252	289

Hoquiam 701 Simpson Avenue Hoquiam, Washington 98550	Leased	3/31/12	550	6

Lacey (4) 601 Woodland Square Loop SE Lacey, Washington 98503	Owned	--	13,505	1,992

Martin Way 4250 Martin Way E. Building 4, Suite 107 Olympia, Washington 98516	Leased	6/30/13	1,813	79

(table continued on following page)

Location	Leased or Owned	Lease Expiration Date	Square Footage	Net Book Value at June 30, 2012

Montesano 301 Pioneer Avenue East Montesano, Washington 98563	Owned	--	2,125	3,004

Ocean Shores (2) 795 Pt. Brown Avenue NW Ocean Shores, Washington 98569	Owned	--	2,550	633

Olympia (2) 2610 Harrison Avenue West Olympia, Washington 98507	Owned	--	1,882	463

Puyallup (3) 16502 Meridian Avenue E, Suite B Puyallup, Washington 98375	Leased	1/31/15	982	109

Shelton (3) 100 E. Wallace Kneeland Boulevard Shelton, Washington 98584	Leased	5/31/13	673	23

Westport (2) 915 N. Montesano Westport, Washington 98595	Owned	--	3,850	1,051

LOAN OFFICES:

Aberdeen 211 E. Market Street Aberdeen, Washington 98520	Owned	--	12,825	18

Aberdeen 215 E. Market Street Aberdeen, Washington 98520	Owned	--	12,000	197
________
(1)	Includes our home branch.
(2)	Drive-up ATM available.
(3)	Wal-Mart locations.
(4)	Includes space leased.

Item 3.      Legal Proceedings

Anchor Bank from time to time is involved in various claims and legal actions arising in the ordinary course of business.  There are currently no matters that in the opinion of management, would have material adverse effect on our consolidated financial position, results of operation, or liquidity.

Item 4.      Mine Safety Disclosures

    Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Stock Market LLC’s Global Market, under the symbol “ANCB.”  As of June 30, 2012, there were 2,550,000 shares of common stock issued and outstanding and we had approximately 225 shareholders of record, excluding persons or entities who hold stock in nominee or “street name” accounts with brokers.  The Company has not paid any dividends to shareholders since its formation.

Stock Repurchases.  The Company had no stock repurchases of its outstanding common stock during the fourth quarter of the year ended June 30, 2012.

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph.  The following graph compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL All Thrift Index.  Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on January 26, 2012.

Total Return Performance
140
120
100
80
60
40
Index Value
1/26/11
3/31/11
6/30/11
9/30/11
12/31/11
3/31/12
6/30/12
Anchor Bancorp
NASDAQ Composite
SNL Thrift

	Period Ending
Index	1/26/11	3/31/11	6/30/11	09/30/11	12/31/11	3/31/12	6/30/12
Anchor Bancorp	$100.00	$107.00	$ 92.00	$62.10	$62.00	$85.00	$103.40
NASDAQ Composite	100.00	101.71	101.67	88.76	96.05	114.29	108.85
SNL Thrift Index	100.00	100.08	94.32	77.92	85.43	94.66	92.20

Source: SNL Financial LC, Charlottesville, VA

Item 6.	Selected Financial Data

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

	At June 30,
	2012	2011	2010	2009	2008
FINANCIAL CONDITION DATA:	(In Thousands)

Total assets	$470,815	$488,935	$544,829	$652,435	$626,445
Securities	1,798	5,594	6,737	9,337	26,643
Mortgage-backed securities	54,098	40,156	52,077	70,530	51,023
Loans receivable, net (1)	287,755	325,464	389,411	474,957	490,515
Deposits	345,798	339,474	355,788	471,713	389,949
Federal Home Loan Bank advances	64,900	85,900	136,900	129,500	165,165
Total equity	54,024	57,452	44,670	42,914	62,362

	Year Ended June 30,
OPERATING DATA:	2012	2011	2010	2009	2008
	(In Thousands)

Total interest income	$22,464	$25,969	$32,503	$37,050	$40,131
Total interest expense	6,090	8,002	14,650	20,748	22,665

Net interest income before provision for loan losses	16,374	17,967	17,853	16,302	17,466
Provision for loan losses	2,735	8,078	2,615	20,263	3,545

Net interest income (loss) after
provision for loan losses	13,639	9,889	15,238	(3,961)	13,921

Noninterest income	6,674	5,752	6,807	5,777	5,652
Noninterest expense	22,025	24,461	24,583	24,992	18,789

Income (loss) before provision (benefit) for income tax	(1,712)	(8,820)	(2,538)	(23,176)	784
Total benefit for income tax	--	--	(2,958)	(2,923)	(2)

Net income (loss)	$(1,712)	$(8,820)	$420	$(20,253)	$786
___________________
(1)           Net of allowances for loan losses, loans in process and deferred loan fees.

	At June 30,
OTHER DATA:	2012	2011	2010	2009	2008

Number of:
Real estate loans outstanding	2,500	2,222	2,463	2,499	2,398
Deposit accounts	25,411	26,837	29,035	31,951	31,613
Full-service offices	13	14	16	16	20

	At or For the
	Year Ended June 30,
KEY FINANCIAL RATIOS:	2012	2011	2010	2009	2008

Performance Ratios:
Return on assets (1)	(0.36)%	(1.72)%	0.07%	(3.02)%	0.13%
Return on equity (2)	(3.13)	(16.66)	0.86	(34.70)	1.27
Equity to total assets ratio (3)	11.36	10.32	8.07	8.72	9.90
Interest rate spread (4)	3.43	3.57	3.00	2.17	2.48
Net interest margin (5)	3.65	3.78	3.22	2.58	2.97
Average interest-earning assets to
average interest-bearing liabilities	116.4	112.3	108.5	112.5	112.6
Efficiency ratio (6)	95.6	103.1	99.7	113.2	81.4
Other operating expenses as a
percent of average total assets	4.6	4.8	4.1	3.7	3.0

Capital Ratios:
Tier I leverage	10.9	10.7	7.6	6.2	10.1
Tier I risk-based	17.0	15.8	10.5	8.9	12.6
Total risk-based	18.2	17.1	11.8	10.1	13.6

Asset Quality Ratios:
Non-accrual and 90 days or
more past due loans as a
percent of total loans	3.0	4.3	5.1	12.1	4.7
Non-performing assets as a
percent of total assets	3.3	5.5	6.5	9.8	4.0
Allowance for loan losses as a percent
of total loans	2.4	2.2	4.1	4.9	1.5
Allowance for loan losses as a percent
of non-performing loans	80.9	51.1	81.3	40.3	32.0
Net charge-offs to average
outstanding loans	0.9	4.7	2.3	0.6	0.1
_______________________
(1)	Net income (loss) divided by average total assets.
(2)	Net income (loss) divided by monthly average equity.
(3)	Average equity divided by average total assets.
(4)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5)	Net interest income as a percentage of average interest-earning assets.
(6)	The efficiency ratio represents the ratio of noninterest expense divided by the sum of net interest income and noninterest income (expense).

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

Overview

Anchor Bancorp is a bank holding company which primarily engages in the business activity of its subsidiary, Anchor Bank.  Anchor Bank is a community-based savings bank primarily serving Western Washington through our 13 full-service banking offices (including three Wal-Mart store locations) and one loan production office located within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers. Historically, lending activities have been primarily directed toward the origination of one- to four-family construction, commercial real estate and consumer loans.  Since 1990, we have also offered commercial real estate loans and multi-family loans primarily in Western Washington. To an increasing extent in recent years, lending activities have also included the origination of residential construction loans through brokers, in particular within the Portland, Oregon metropolitan area and increased reliance on non-deposit sources of funds.

Historically we used wholesale sources to fund wholesale loan growth; typically FHLB advances or brokered certificates of deposit depending on the relative cost of each and our interest rate position.  Under the Order, however, we were not permitted to increase our brokered deposits.  Our current strategy is to utilize FHLB advances consistent with our asset liability objectives and replace brokered deposits with retail deposits while limiting loan growth consistent with our regulatory and capital objectives.  While continuing our commitment to all real estate lending, management expects to continue to reduce our exposure to construction loans while commercial business lending becomes increasingly more important for us.

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

Our operating expenses consist primarily of compensation and benefits, general and administrative, information technology, occupancy and equipment, deposit services and marketing expenses. Compensation and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.

Compliance With Regulatory Restrictions

Correcting the problems identified in the Order has caused us to revise our operating strategy and has had a resulting impact on our financial condition and results of operations.  We have reduced our asset size from $652.4 million at June 30, 2009 to $470.8 million at June 30, 2012 as we have sought to reduce our commercial real estate loans, specifically our concentration in construction lending to preserve our capital and maximize our regulatory capital ratios.  In particular, in fiscal 2010 we sold relatively high yielding performing loans which has reduced our net interest income in recent periods.  Also, because of the reduced demand for commercial real estate loans, we have sold these loans at a discount which has negatively impacted our operating results. Compliance with the Order has also increased our non-interest expense from $18.9 million for the year ended June 30, 2008 to $22.0 million for the year ended June 30, 2012 as we have increased our use of third party consultants.  The reduction in asset size has helped us preserve our capital and maximize our regulatory capital ratios as we took action to achieve compliance with the requirements of the Order.

In addition to the reduction in assets we also reduced certain types of liabilities.  We had relied on wholesale funds such as brokered deposits in some cases to fund lending transactions and as a result of the Order these funding sources are no longer available to us.  For example, in the past Anchor Bank had used wholesale funds as an additional funding source, in many cases they were used to “match” fund loan purchases, or in other words to provide the specific source funds to purchase loans.  The majority of these purchases were commercial real estate or multi-family loans.  As a result of the Order we significatnly reduced brokered certificates and our reliance on wholesale funds and have increased our reliance on core deposits which has decreased our cost of funds.  At June 30, 2012, we had eliminated all brokered deposits as compared to $84.7 million of brokered deposits at June 30, 2009.

The Order was terminated on September 5, 2012 as a result of the steps Anchor Bank took in complying with the Order and reducing its level of classified assets, augmenting management and improving the overall condition of Anchor Bank. In place of the Order, Anchor Bank entered into a Supervisory Directive with the DFI.

The Supervisory Directive contains provisions concerning (i) the management and directors of Anchor Bank; (ii) restrictions on paying dividends; (iii) reductions of classified assets; (iv) maintaining  Tier 1 capital in an amount equal to or exceeding 10% of Anchor Bank's total assets; (v) policies concerning the allowance for loan and lease losses ("ALLL"); and (vi) requirements to furnish a revised three-year business plan to improve Anchor Bank's profitability and progress reports to the FDIC and DFI.

Management and the Board of Directors have and will be taking action and implementing programs to comply with the requirements of the Supervisory Directive.

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

Improving our Earnings by Expanding Our Product Offerings.  We intend, subject to market conditions, to prudently increase the percentage of our assets consisting of higher-yielding commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations.  At June 30, 2012 our commercial business loans totaled $16.6 million, or 5.6% of our total loan portfolio.  We also intend to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling our loan and deposit products and additional services to our customers such as electronic invoicing and payroll services for our business customers.

Attracting Core Deposits and Other Deposit Products.  Our strategic focus is to emphasize total relationship banking with our customers to increase core deposits to internally fund our loan growth.  We believe that by focusing on customer relationships, our level of core deposits and locally-based retail certificates of deposit will increase.

As a result of the Order and Supervisory Directive, we are focused on reducing our reliance on other wholesale funding sources such as brokered deposits and reducing  our asset size for the purpose of preserving capital and to facilitate our efforts in complying with the requirements of the Supervisory Directive.  During the year ended June 30, 2012, our deposits increased by $6.3 million.  This increase was primarily as a result of our strategy to increase core deposits.

Continued Expense Control.  Beginning in fiscal 2009 and continuing into fiscal 2012, management has undertaken several initiatives to reduce noninterest expense and will continue to make it a priority to identify cost savings opportunities throughout all phases of our operations.  Beginning in fiscal 2009, we instituted expense control measures such as reducing staff, eliminating Anchor Bank’s discretionary matching contribution to its 401(k) plan, reducing most marketing expenses and charitable contributions, cancelling certain projects and capital purchases, and reducing travel and entertainment expenditures.  We have also reduced our number of full-time equivalent employees from 194 at September 30, 2008 to 140 at June 30, 2012.  During fiscal 2009, four in store Wal-Mart branch offices were closed as a result of their failure to meet our required growth standards.  During fiscal 2010, two additional in store Wal-Mart branch offices were closed.  The reduction in personnel, cost savings and closure of offices, resulted in savings of approximately $1.8 million per year from the closure of these six offices.  Notwithstanding these initiatives, our efforts to reduce non-interest expense have been adversely affected by the $1.0 million increase in our FDIC insurance premiums beginning in fiscal 2009 and cost associated with  real estate owned which has been significant in recent years.  Despite these significant costs, non-interest expense decreased by $2.4 million or 10.0% during fiscal 2012.

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

Disciplined Franchise Expansion.  Currently we cannot increase our asset size because of the capital and other requirements of the Supervisory Directive.   As a result of these requirements, we have instead reduced our asset size to facilitate our efforts to comply with the Order and to preserve our capital, which we expect to continue to ensure compliance with the Supervisory Directive.  Once the Supervisory Directive is lifted and general economic conditions improve, we anticipate modest organic growth. We will seek to increase our loan originations and core deposits through targeted marketing efforts designed to take advantage of the opportunities being created as a result of the consolidation of financial institutions that is occurring in our market area.

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability.  Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution’s income tax returns.  Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards.  After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance.  A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability.  Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law.  Based upon the available evidence, we recorded a valuation allowance of $7.9 million and $6.4 million at June 30, 2012 and 2011, respectively.  The deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available for sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from deferred loan fees and costs, mortgage servicing rights, loan loss reserves and dividends received from the FHLB of Seattle.  Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

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

Comparison of Financial Condition at June 30, 2012 and June 30, 2011

General. Total assets decreased $18.1 million, or 3.7%, to $470.8 million at June 30, 2012 from $488.9 million at June 30, 2011.  The decrease in assets during this period was primarily a result of a $37.7 million or 11.6% decrease in loans receivable.  In addition, total real estate owned decreased $5.9 million, or 46.7%, to $6.7 million at June 30, 2012 from $12.6 million at June 30, 2011.  Total liabilities decreased $14.7 million or 3.4% to $416.8 million at June 30, 2012 compared to $431.5 million at June 30, 2011.  The decrease in our balance sheet facilitated our efforts to comply with the regulatory capital requirements under the Order.  Total deposits increased $6.3 million, or 1.9%, to $345.8 million at June 30, 2012 from $339.5 million at June 30, 2011 primarily as a result of an increase of $5.7 million or 7.3% in money market deposits and $7.7 million or 25.3% in non-interest bearing deposits partially offset by a $10.3 million decline in certificate of deposits.  Our total borrowings, which consisted of FHLB advances, decreased $21.0 million from June 30, 2011 to June 30, 2012. The average cost of advances decreased from 2.08% during the year ended June 30, 2011 to 1.87% during the year ended June 30, 2012.

Assets.  For the year ended June 30, 2012, total assets decreased $18.1 million. The following table details the increases and decreases in the composition of our assets from June 30, 2011 to June 30, 2012:

	Balance at	Balance at	Increase (Decrease)
	June 30, 2012	June 30, 2011	Amount	Percent
	(Dollars in Thousands)

Cash and due from banks	$78,673	$63,757	$14,916	23.4%
Mortgage-backed securities, available for sale	47,061	32,718	14,343	43.8
Mortgage-backed securities, held to maturity	7,037	7,438	(401)	(5.4)
Loans receivable, net of allowance for loan losses	287,755	325,464	(37,709)	(11.6)
Real estate owned	6,708	12,597	(5,889)	(46.7)

From June 30, 2011 to June 30, 2012, cash and due from banks increased $14.9 million.  This increase was primarily a result of funds received from normal operations.

Mortgage-backed securities increased $13.9 million to $54.1 million at June 30, 2012 from $40.2 million at June 30, 2011. During the year ended June 30, 2012, we securitized $4.7 million of fixed rate mortgage-backed securities through Freddie Mac.  We securitize and sell mortgage loans to manage interest rate sensitivity and capital requirements, supplement loan originations and provide liquidity.  During the year ended June 30, 2012, we sold $24.4 million in securities compared to $3.4 million in securities for the year ended June 30, 2011.

Loans receivable, net, decreased $37.7 million to $287.8 million at June 30, 2012 from $325.5 million at June 30, 2011 primarily as a result of lower loan demand from creditworthy borrowers, charge-offs, and transfers of nonperforming loans to real estate owned, as well as pay downs due to normal borrower activity.  During the year ended June 30, 2012, $11.8 million of non-performing loans were transferred to real estate owned.  We continued to reduce our exposure to construction and land loans during the year ended June 30, 2012. The total construction and land loan portfolios declined to $13.8 million or 4.7% of the total loan portfolio at June 30, 2012 compared to $18.4 million or 5.5% of the total loan portfolio a year ago.  In addition to the significant decline in the construction and land loan portfolios, our commercial real estate loan portfolio decreased $8.7 million. One- to- four family loans decreased $14.4 million primarily due to repayments and lower loan demand. Consumer loans decreased $9.0 million primarily due to a $4.2 million decrease in home equity loans and a $2.2 million reduction in automobile loans.

Real estate owned, net decreased $5.9 million as a result of ongoing sales to reduce our non-performing assets.

Deposits.  Deposits increased $6.3 million, or 1.9%, to $345.8 million at June 30, 2012 from $339.5 million at June 30, 2011.  The increase in money market deposits was due in part to our ongoing marketing strategy to focus on core deposits.

The following table details the changes in deposit accounts:

	Balance at	Balance at	Increase (Decrease)
	June 30, 2012	June 30, 2011	Amount	Percent
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$37,941	$30,288	$7,653	25.3%
Interest-bearing demand deposits	16,434	17,387	(953)	(5.5)
Money market accounts	83,750	78,017	5,733	7.3
Savings deposits	36,475	32,263	4,212	13.1
Certificates of deposit
Retail certificates	171,198	181,519	(10,321)	(5.7)
Brokered certificates	--	--	--	--
Total deposit accounts	$345,798	$339,474	6,324	1.9%

Borrowings. FHLB advances decreased $21.0 million, or 24.7%, to $64.9 million at June 30, 2012 from $85.9 million at June 30, 2011.  The decrease in borrowing was related to our continuing focus on reducing wholesale funds.

Equity.  Total equity decreased $3.4 million, or 6.0%, to $54.0 million at June 30, 2012 from $57.5 million at June 30, 2011.  The decrease was due to a $1.7 million loss as well as a change in other comprehensive income.

Comparison of Operating Results for the Years Ended June 30, 2012 and June 30, 2011

General.  Net loss for the year ended June 30, 2012 was $1.7 million compared to a net loss of $8.8 million for the year ended June 30, 2011.

Net Interest Income.  Net interest income decreased $1.6 million, or 16.4%, to $16.4 million for the year ended June 30, 2012, from $18.0 million for the year ended June 30, 2011. The decrease in net interest income was primarily attributable to the decrease in our net loans receivable.

Our net interest margin decreased 13 basis points to 3.65% for the year ended June 30, 2012, from 3.78% for the same period of the prior year.  Over the last year, our net interest margin declined as a result of the decline in our cost of funds not exceeding the reduction in yield on interest-earning assets.  Our yield on earnings assets decreased to 5.01% for the year ended June 30, 2012 from 5.46% for the year ended June 30, 2011.  Our funding costs have decreased from 1.89% during the year ended June 30, 2011 to 1.58% during the year ended June 30, 2012.  The decline was related to the repricing of our FHLB borrowings and certificates of deposit to lower current rates.  We expect further declines in our funding costs as our certificates of deposit mature and reprice to current market rates.  Our net interest rate spread decreased to 3.43% for the year ended June 30, 2012 as compared to 3.57% for the year ended June 30, 2011.

The cost of borrowed funds from the FHLB and certificates of deposit decreased to 1.87% and 2.19%, respectively during the year ended June 30, 2012 from 2.08% and 2.51% for the prior year.  The following table sets forth the results of balance sheet growth and changes in interest rates to our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Year Ended June 30, 2012 Compared to June 30, 2011
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In Thousands)
Interest-earning assets:
Loans receivable, net	$164	$(3,442)	$(3,278)
Mortgage-backed securities	(290)	110	(180)
Securities, FHLB and cash and due from banks	(204)	157	(47)
Total net change in income on interest-earning assets	(330)	(3,175)	(3,505)

Interest-bearing liabilities:
Savings deposits	(58)	31	(27)
Interest bearing demand deposits	8	(18)	(10)
Money market accounts	(243)	65	(178)
Certificates of deposit	(576)	(321)	(897)
FHLB advances	(152)	(648)	(800)
Total net change in expense on interest-bearing liabilities	(1,021)	(891)	(1,912)

Net change in net interest income	$691	$(2,284)	$(1,593)

Interest Income. Total interest income for the year ended June 30, 2012 decreased $3.5 million, or 13.5%, to $22.5 million, from $26.0 million for the year ended June 30, 2011. The decrease during the period was primarily attributable to the decline in net loans receivable over the last year.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest income for the years ended June 30, 2012 and 2011:

	Year Ended June 30,
	2012		2011		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest Income from 2011
	(Dollars in Thousands)

Loans receivable, net	$318,366	6.34%	$373,099	6.29%	$(3,278)
Mortgage-backed securities	47,622	4.13	45,271	4.74	(180)
Securities	3,331	4.41	6,259	4.25	(119)
FHLB stock	6,510	--	6,510	--	--
Cash and due from banks	72,698	0.23	44,602	0.21	72
Total interest-earning assets	$448,527	5.01%	$475,741	5.46%	$(3,505)

Interest Expense.  Interest expense decreased $1.9 million, or 23.9%, to $6.1 million for the year ended June 30, 2012 from $8.0 million for the year ended June 30, 2011 primarily due to a decline in our cost of funds.  In addition, the average balance of total interest-bearing liabilities decreased $38.4 million, or 9.1%, to $385.2 million for the year ended June 30, 2012 from $423.7 million for the year ended June 30, 2011. The decrease was primarily a result of our managed decline in certificates of deposit and continued focus on reducing FHLB advances and increasing core deposits.

As a result of general market rate decreases along with the reduction in outstanding brokered certificates of deposits, the average cost of funds for total interest-bearing liabilities decreased 31 basis points to 1.58% for the year ended June 30, 2012 compared to 1.89% for the year ended June 30, 2011.

The following table details average balances, cost of funds and the change in interest expense for the years  ended June 30, 2012 and 2011:

	Year Ended June 30,
	2012		2011		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest Expense from 2011
	(Dollars in Thousands)

Savings deposits	$35,153	0.56%	$30,864	0.72%	(27)
Interest-bearing demand deposits	14,823	0.33	20,423	0.29	(10)
Money market accounts	82,476	0.66	75,661	0.95	(178)
Certificates of deposit	179,555	2.19	192,334	2.51	(897)
FHLB advances	73,242	1.87	104,408	2.08	(800)
Total interest-bearing liabilities	$385,249	1.58%	$423,695	1.89%	(1,912)

Provision for Loan Losses.  In connection with our analysis of the loan portfolio for the year ended June 30, 2012, management determined that a provision for loan losses of $2.7 million was required for the year ended June 30, 2012, compared to a provision for loan losses of $8.1 million established for the year ended June 30, 2011. The $5.3 million decrease in the provision primarily reflects a decrease in charge-offs to $4.0 million for year ended June 30, 2012 as compared to $18.6 million for the last fiscal year.  The $4.0 million of loans charged off during the fiscal year included $1.5 million of one-four family mortgage loans, $571,000 of commercial real estate loans, $561,000 of construction loans, $337,000 of home equity loans, $1.0 million of direct consumer loans, including credit cards and $63,000 of commercial business loans.  Non-performing assets were $15.4 million or 3.3% of total assets at June 30, 2012, compared to $26.9 million, or 5.5% of total assets at June 30, 2011.  Management considers the allowance for loan losses at June 30, 2012 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the year ended June 30, 2012 and 2011:

	At or For the Year
	Ended June 30,
	2012	2011
	(Dollars in Thousands)

Provision for loan losses	$2,735	$8,078
Net charge-offs	2,917	17,627
Allowance for loan losses	7,057	7,239
Allowance for losses as a percentage of total loans
receivable at the end of this period	2.4%	2.2%
Nonaccrual and 90 days or more past due loans	$8,722	$14,169
Allowance for loan losses as a percentage of
non-performing loans at end of period	80.9%	51.1%
Nonaccrual and 90 days or more past due loans as a
percentage of loans receivable at the end of the period	3.0%	4.3%
Total loans	$295,417	$333,351

Noninterest Income.  Noninterest income decreased $922,000, or 16.0%, to $6.7 million for the year ended June 30, 2012 from $5.8 million for the year ended June 30, 2011.  The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended June 30		Increase (Decrease)
	2012	2011	Amount	Percent
	(Dollars in Thousands)

Deposit services fees	$1,900	$2,288	$(388)	(17.0)%
Other deposit fees	798	860	(62)	(7.2)
Loan fees	955	971	(16)	(1.6)
Gain on sale of investments	1,536	135	1,401	1,037.8
Gain on sale of loans	259	174	85	48.9
Other income	1,226	1,324	(98)	(7.4)
Total noninterest income	$6,674	$5,752	$922	16.0%

Noninterest income increased during the year ended June 30, 2012, primarily as a result of increased gains on sale of investments partially offset by a decline in deposit service fees due.  Deposit service fees decreased as a result of prior branch closures as well as reductions in overdraft fees.

Noninterest Expense.  Noninterest expense decreased $2.4 million, or 10.0%, to $22.0 million for the year ended June 30, 2012 from $24.5 million for the year ended June 30, 2011.  The following table provides an analysis of the changes in the components of noninterest expense:

	At or For the Year Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percent
	(Dollars in Thousands)

Compensation and benefits	$8,447	$8,365	$82	1.0%
General and administrative expenses	3,644	3,733	(89)	(2.4)
Real estate owned reserve	2,494	4,624	(2,130)	(46.1)
Real estate holding cost	862	1,094	(232)	(21.2)
FDIC insurance premium	1,016	1,164	(148)	(12.7)
Information technology	2,271	2,049	222	10.8
Occupancy and equipment	2,192	2,337	(145)	(6.2)
Deposit services	771	708	63	8.9
Marketing	653	543	110	20.3
Loss on sale of premises and equipment	129	168	(39)	(23.2)
Net (gain) loss on sale of REO	(454)	(324)	(130)	40.1
Total noninterest expense	$22,025	$24,461	$(2,436)	(10.0)%

Major components of the increase in noninterest expense include:

Noninterest expense decreased $2.4 million or 10.0% in the year ended June 30, 2012 to $22.0 million from $24.5 million for the year ended June 30, 2011.  The decrease was primarily due to a decreased of $2.1 million to REO impairment charges and $232,000 in REO holding costs for the year ended June 30, 2012.

Our efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 95.6% for the year ended June 30, 2012 compared to 103.1% for the year ended June 30, 2011. The decrease in efficiency ratio was primarily attributable to the decrease in noninterest expense.  By definition, a lower efficiency ratio would be an indication that we are more efficiently utilizing resources to generate net interest income and other fee income.

Provision (benefit) for Income Tax.  The benefit for income tax for the years ended June 30, 2012 and 2011, respectively, is zero as a result of the net operating loss in both years.  Our combined federal and state effective income tax rate for the current period was a tax benefit of (0%), as compared to (0%) for the same period a year ago.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards.  After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance.  A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability.  Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law.  Based upon the available evidence, we recorded a valuation allowance of $7.9 million, $6.4 million and $3.0 million at June 30, 2012, June 30, 2011 and 2010, respectively.

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

Assets.  For the year ended June 30, 2011, total assets decreased $55.9 million. The following table details the increases and decreases in the composition of our assets from June 30, 2010 to June 30, 2011:

	Balance at	Balance at	Increase (Decrease)
	June 30, 2011	June 30, 2010	Amount	Percent
	(Dollars in Thousands)

Cash and due from banks	$63,757	$32,831	$30,926	94.2%
Mortgage-backed securities, available for sale	32,718	42,197	(9,479)	(22.5)
Mortgage-backed securities, held to maturity	7,438	9,880	(2,442)	(24.7)
Loans receivable, net of allowance for loan losses	325,464	389,411	(63,947)	(16.4)

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

Loans receivable, net, decreased $63.9 million to $325.5 million at June 30, 2011 from $389.4 million at June 30, 2010 primarily as a result of lower loan demand from creditworthy borrowers, charge-offs, and transfers of nonperforming loans to real estate owned, as well as pay downs due to normal borrower activity.  During the year ended June 30, 2011, $11.6 million of non-performing loans were transferred to real estate owned. During the year ended June 30, 2011, we continued to reduce our exposure to construction and land loans. The total construction and land loan portfolios declined to $18.4 million or 5.5% of the total loan portfolio at June 30, 2011 compared to $44.7 million or 11.0 % of the total loan portfolio a year ago.  In addition to the significant decline in the construction and land loan portfolios, our commercial real estate loan portfolio decreased $12.5 million as a result of our continued focus on reducing the overall risk profile of our loan portfolio. One- to- four family loans decreased $15.7 million primarily due to repayments and lower loan demand. Consumer loans decreased $11.5 million primarily due to a $6.7 million decrease in home equity loans and a $3.3 million reduction in automobile loans.

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

The following table details the changes in deposit accounts:

	Balance at	Balance at	Increase (Decrease)
	June 30, 2011	June 30, 2010	Amount	Percent
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$30,288	$28,718	$1,570	5.5%
Interest-bearing demand deposits	17,387	25,483	(8,096)	(31.8)
Money market accounts	78,017	70,367	7,650	10.9
Savings deposits	32,263	29,756	2,507	8.4
Certificates of deposit
Retail certificates	181,519	179,739	1,780	1.0
Brokered certificates	--	21,725	(21,725)	(100.0)
Total deposit accounts	$339,474	$355,788	$(16,314)	(4.6)

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

Our net interest margin increased 56 basis points to 3.78% for the year ended June 30, 2011, from 3.22% for the same period of the prior year.  Over the last year, our net interest margin has improved as a result of the decrease in our non-performing loans and the decline in our cost of funds exceeding the reduction in yield on interest-earning assets.  Our yield on earnings assets decreased to 5.46% for the year ended June 30, 2011 from 5.87% for the year ended June 30, 2010.  Our funding costs have decreased from 2.87% during the year ended June 30, 2010 to 1.89% during the year ended June 30, 2011.  The decline was related to the repricing of our FHLB borrowings certificates of deposit to lower current rates and a $21.7 million decline in brokered certificates of deposit during the year ended June 30, 2011.  Our net interest rate spread increased to 3.57% for the year ended June 30, 2011 as compared to 3.00% for the year ended June 30, 2010.

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

The following table details average balances, cost of funds and the change in interest expense for the years  ended June 30, 2011 and 2010:

	Year Ended June 30,
	2011		2010		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest Expense from 2010
	(Dollars in Thousands)

Savings deposits	$30,864	0.72%	$28,954	0.76%	$3
Interest-bearing demand deposits	20,423	0.29	25,033	0.55	(79)
Money market accounts	75,661	0.95	84,933	1.46	(520)
Certificates of deposit	192,334	2.51	235,785	3.37	(3,122)
FHLB advances	104,408	2.08	135,975	3.75%	(2,930)
Total interest-bearing liabilities	$423,690	1.89%	$510,680	2.87%	$(6,648)

Provision for Loan Losses.  In connection with our analysis of the loan portfolio for the year ended June 30, 2011, management determined that a provision for loan losses of $8.1 million was required for the year ended June 30, 2011, compared to a provision for loan losses of $2.6 million established for the year ended June 30, 2010. The $5.5 million increase in the provision primarily reflects an increase in charge-offs to $18.6 million for year ended June 30, 2011 as compared to $10.6 million for the last fiscal year.  The $18.6 million of loans charged off during the fiscal year included $8.9 million of construction loans, $3.0 million of one-four family mortgage loans, $4.2 million of commercial business loans, $584,000 of commercial real estate loans, $465,000 of consumer home equity loans, and  $1.4 million of direct consumer loans, including credit cards.  Non-performing assets were $26.9 million or 5.5% of total assets at June 30, 2011, compared to $35.2 million, or 6.5% of total assets at June 30, 2010.

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

	Year Ended June 30,
	2012			2011			2010
	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost
				(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net (1)	$318,366	$20,187	6.34%	$373,099	$23,465	6.29%	$449,527	$29,109	6.48%
Mortgage-backed securities	47,622	1,966	4.13	45,271	2,146	4.74	59,436	2,992	5.03
Securities	3,331	147	4.41	6,259	266	4.25	7,966	340	4.27
FHLB stock	6,510	--	--	6,510	--	--	6,510	--	--
Cash and due from banks	72,698	164	0.23	44,602	92	0.21	30,492	62	0.20
Total interest- earning assets	448,527	22,464	5.01	475,741	25,969	5.46	553,931	32,503	5.87

Noninterest earning assets	32,581			37,014			50,024

Total average assets	$481,108			$512,755			$603,955

Interest-bearing liabilities:
Savings deposits	$35,153	196	0.56	$30,864	223	0.72	$28,954	220	0.76
Interest-bearing demand deposits	14,823	49	0.33	20,428	59	0.29	25,033	138	0.55
Money market accounts	82,476	542	0.66	75,661	720	0.95	84,933	1,240	1.46
Certificates of deposit	179,555	3,931	2.19	192,334	4,828	2.51	235,785	7,950	3.37
Total deposits	312,007	4,718	1.51	319,287	5,830	1.83	374,705	9,548	2.55

FHLB advances	73,242	1,372	1.87	104,408	2,172	2.08	135,975	5,102	3.75

Total interest-bearing liabilities	385,249	6,090	1.58	423,695	8,002	1.89	510,680	14,650	2.87

Noninterest-bearing liabilities	41,088			36,121			44,557

Total average liabilities	426,337			459,816			555,237

Average equity	54,771			52,939			48,718

Total liabilities and equity	$481,108			$512,755			$603,955

Net interest income			$16,374			$17,967			$17,853
Interest rate spread			3.43%			3.57%			3.00%
Net interest margin			3.65%			3.78%			3.22%
Ratio of average interest-earning assets to
average interest-bearing liabilities			116.4%			112.3%			108.5%

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

	At
	June 30,	Year Ended June 30,
	2012	2012	2011	2010
Weighted average yield on:
Loans receivable, net	6.33%	6.34%	6.29%	6.48%
Mortgage-backed securities	4.15	4.13	4.74	5.03
Securities	4.51	4.41	4.25	4.27
FHLB stock	--	--	--	--
Cash and due from banks	0.21	0.23	0.21	0.20
Total interest-earning assets	5.33	5.01	5.46	5.87

Weighted average rate paid on:
Savings accounts	0.40	0.56	0.72	0.76
Interest-bearing demand deposits	0.29	0.33	0.29	0.55
Money market accounts	0.43	0.66	0.95	1.46
Certificates of deposit	2.10	2.19	2.51	3.37
Total average deposits	1.35	1.51	1.83	2.55
FHLB advances	1.90	1.87	2.08	3.75
Total interest-bearing liabilities	1.31	1.58	1.89	2.87

Interest rate spread (spread between
weighted average rate on all
interest-earning assets and all
interest-bearing liabilities)	4.02	3.43	3.57	3.00

Net interest margin (net interest
income (expense) as a percentage
of average interest-earning assets)	NA	3.65	3.78	3.22

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

	Year Ended June 30, 2012 Compared to June 30, 2011 Increase (Decrease) Due to			Year Ended June 30, 2011 Compared to June 30, 2010 Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(In Thousands)
Interest-earning assets:
Loans receivable, net	$164	$(3,442)	$(3,278)	$(695)	$(4,949)	$(5,644)
Mortgage-backed securities	(290)	110	(180)	(133)	(713)	(846)
Securities, Federal Home Loan Bank stock and cash due from banks	(204)	157	(47)	(155)	111	(44)

Total net change in income on
interest-earning assets	$(330)	$(3,175)	$(3,505)	$(983)	$(5,551)	$(6,534)

Interest-bearing liabilities:
Savings accounts	$(58)	$31	$(27)	$(12)	$15	$3
Interest-bearing demand deposits	8	(18)	(10)	(54)	(25)	(79)
Money market accounts	(243)	65	(178)	(385)	(135)	(520)
Certificates of deposit	(576)	(321)	(897)	(1,657)	(1,465)	(3,122)
FHLB advances	(152)	(648)	(800)	(1,746)	(1,184)	(2,930)

Total net change in expense on
interest-bearing liabilities	$(1,021)	$(891)	$(1,912)	$(3,854)	$(2,794)	$(6,648)

Net change in net interest income	$691	$(2,284)	$(1,593)	$2,871	$(2,757)	$114

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

We generally have found that a number of our deposit accounts are less rate sensitive than others.  Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them.  These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at June 30, 2012 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.  We did not include the 200 and 300 basis point decreases in rates at June 30, 2012, because such a decrease in rates would not be possible given the interest rate levels on that date.

Basis Point				Net Portfolio as % of
Change in	Net Portfolio Value(1)			Portfolio Value of Assets		Market Value
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	of Assets(5)
	(Dollars in Thousands)

300	$67,099	$27,131	(28.79)%	14.45%	(4.15)%	$464,273
200	75,002	19,228	(20.41)	15.72	(2.88)	476,992
100	83,963	10,267	(10.90)	17.10	(1.50)	490,995
--	94,230	--	--	18.60	Base	506,541
(100)	105,885	11,655	12.37	20.19	1.59	524,465
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

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at June 30, 2012, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point	Net Interest Income
Change in Rates (1)	Amount	$ Change (2)	% Change
	(Dollars in Thousands)

300	$13,433	$(406)	(2.9)%
200	13,536	(303)	(2.2)
100	13,683	(156)	(1.1)
Base	13,839	--	--
(100)	14,254	415	3.0
                                       _______________
(1)	We did not include the 200 and 300 basis point decrease in rates at June 30, 2012, because such a decrease in rates would not be possible given the interest rate levels on that date.
(2)	Represents the increase (decrease) of the estimated net interest income at the indicated change in interest rates compared to net interest income assuming no change in interest rates.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2012.  These amounts are based on daily averages.

	Within Six Months	Over Six Months to One Year	Over 1 - 3 Years	Over 3 - 5 Years	Over 5 - 10 Years	Over 10 Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Loans	$65,319	$23,116	$76,839	$51,703	$35,796	$41,744	$294,517
Investments and other interest
bearing deposits	2,054	21,136	7,778	7,360	23,276	16,096	77,700
Life insurance investment, net	--	18,257	--	--	--	--	18,257
Total rate sensitive assets	67,373	62,509	84,617	59,063	59,072	57,840	390,474

Interest-bearing liabilities:
Deposits	184,961	25,503	40,693	31,928	63,547	--	346,631
Borrowings	--	--	64,900	--	--	--	64,900
Total rate sensitive liabilities	184,961	25,503	105,593	31,928	63,547	--	411,531

Excess (deficiency) of interest
sensitivity assets over interest
sensitivity liabilities	(117,588)	37,006	(20,975)	27,135	(4,475)	57,840	(21,058)

Cumulative excess (deficiency) of
interest sensitivity assets	(117,588)	(80,582)	(101,557)	(74,422)	(78,898)	(21,058)

As a percentage of total
interest-earning assets	(0.68)%	(0.86)%	(0.81)%	(0.91)%	(0.93)%	(1.06)%

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

Our primary sources of funds are from customer deposits, loan repayments, loan sales, investment payments, maturing securities and advances from the FHLB of Seattle. These funds, together with retained earnings and equity, are used to make loans, acquire securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition.

We believe that our current liquidity position is sufficient to fund all of our existing commitments.  At June 30, 2012, the total approved loan origination commitments outstanding amounted to $1.2 million. At the same date, unused lines of credit were $23.8 million.

For purposes of determining our liquidity position, we use a concept of basic surplus, which is derived from the total of available for sale investments, as well as other liquid assets, less short-term liabilities.  Our Board of Directors has established a target range for basic surplus of 5% to 7%.  During the year ended June 30, 2012, our average basic surplus was 18.43%. The relatively high level of liquidity is consistent with our strategy to mitigate liquidity risk during the current economic uncertainty and difficult banking environment as well as for potential lending opportunities in the future.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or mortgage-backed securities. On a longer-term basis, we maintain a strategy of investing in various lending products as described in greater detail under Item 1.  “Business  – Lending Activities.”

We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and securities.

Certificates of deposit scheduled to mature in one year or less at June 30, 2012 totaled $71.0 million, with none in brokered deposits. Management’s policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with Anchor Bank. In addition, we had the ability at June 30, 2012 to borrow an additional $43.2 million from the FHLB of Seattle.

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

Our primary source of funds is our deposits. When deposits are not available to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: cash management from the FHLB of Seattle, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. Alternatively, we may also liquidate assets to meet our funding needs.  On a monthly basis, we estimate our liquidity sources and needs for the coming three-month, six-month, and one-year time periods. Also, we determine funding concentrations and our need for sources of funds other than deposits. This information is used by our Asset Liability Management Committee in forecasting funding needs and investing opportunities.

Contractual Obligations

Through the normal course of operations, we have entered into certain contractual obligations. Our obligations generally relate to funding of operations through deposits and borrowings as well as leases for premises. Lease terms generally cover a five-year period, with options to extend, and are non-cancelable.

At June 30, 2012, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In Thousands)

Certificates of deposit	$70,992	$26,857	$17,177	$56,172	$171,198
FHLB advances	--	64,900	--	--	64,900
Operating leases	203	102	--	--	305
Total contractual obligations	$71,195	$91,859	$17,177	$56,172	$236,403
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

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of  June 30, 2012:

	Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Due in One Year
	(In Thousands)

Commitments to originate loans	$1,205	$1,205
Undisbursed balance of loans closed	23,777	23,777

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards and the Order. Anchor Bank’s total regulatory capital was $56.1 million at June 30, 2012, or 11.9%, of total assets on that date. As of June 30, 2012, we exceeded all regulatory capital requirements to be considered well capitalized as of that date. Our regulatory capital ratios at June 30, 2012 were as follows: Tier 1 capital 10.9%; Tier 1 (core) risk-based capital 17.0%; and total risk-based capital 18.2%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.  Although we were “well capitalized” at June 30, 2012 based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, we are no longer regarded as “well capitalized” for federal regulatory purposes as a result of the deficiencies cited in the Order.  As a result of this reclassification, and terms from the Federal Reserve Board and the FHLB, as well as our FDIC deposit insurance premiums increased.  Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 11.3%, 17.5% and 18.8%, respectively, as of June 30, 2012.

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

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU)  No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  This update provides additional guidance relating to when creditors should classify loan modifications as troubled debt restructurings.  This ASU also ends the deferral issued in January 2010 of the disclosures about troubled debt restructurings required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 and the disclosure requirements of ASU No. 2010-20 are effective for the Company’s interim reporting period ended September 30, 2011.  The guidance applies retrospectively to restructurings occurring on or after June 1, 2011.  The adoption of this ASU did not have material impact on the Company’s consolidated financials statements or results of operations.

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The ASU amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion. ASU No. 2011-03 is effective for the Company's reporting period beginning on or after December 15, 2011. The guidance applies prospectively to transactions or modification of existing transactions that occur on or after the effective date and early adoption is not permitted. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements or results of operations.

In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The ASU also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required.  The provisions of ASU No. 2011-04 are effective for the Company's reporting period beginning after December 15, 2011 and are applied prospectively. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The ASU amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income or when an item of other comprehensive must be reclassified to net income.  The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for  the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU No. 2011-05 are effective for the Company's reporting period beginning after December 15, 2011 and are applied retrospectively. Early adoption was permitted and there are no required transition disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. With the ASU, a company testing goodwill for impairment now has the option of performing a qualitative assessment before calculating the fair value of the reporting unit (the first step of goodwill impairment test). If, on the basis of qualitative factors, the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. Additionally, new examples of events and circumstances that an entity should consider in performing its qualitative assessment about whether to proceed to the first step of the goodwill impairment have been made to the guidance and replace the previous guidance for triggering events for interim impairment assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers indefinitely the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. The adoption of the ASUs did not have a material impact on the Company's consolidated financial statements or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASU requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company's consolidated financial statements or results of operations.

In July 2012, the FASB issued ASU No. 2011-02, Testing Indefinite-Lived Intangible Assets for Impairment. With the ASU, a company testing indefinite-lived intangibles for impairment now has the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current guidance. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU will not have a material impact on the Company's consolidated financial statements or results of operations.

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

Item 8.       Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Anchor Bancorp

We have audited the accompanying consolidated statement of financial condition of Anchor Bancorp (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anchor Bancorp as of June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Moss Adams LLP

Spokane, Washington
September 7, 2012

ANCHOR BANCORP

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(Dollars in thousands, except share data)
	June 30,
	2012	2011

ASSETS
Cash and due from banks	$78,673	$63,757
Securities available for sale, at fair value, amortized cost of $48,170 and $35,814	48,717	38,163
Securities held to maturity, at amortized cost, fair value of $7,690 and $8,157	7,179	7,587
Loans held for sale	312	225
Loans receivable, net of allowance for loan losses of $7,057
and $7,239	287,755	325,464
Life insurance investment, net of surrender charges	18,257	17,612
Accrued interest receivable	1,532	1,810
Real estate owned, net	6,708	12,597
Federal Home Loan Bank (FHLB) stock, at cost	6,510	6,510
Property, premises, and equipment, at cost, less accumulated depreciation of $15,460 and $15,233	12,213	13,076
Deferred tax asset, net	555	551
Prepaid expenses and other assets	2,404	1,583
Total assets	$470,815	$488,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$37,941	$30,288
Interest-bearing	307,857	309,186
Total deposits	345,798	339,474

FHLB advances	64,900	85,900
Advance payments by borrowers for taxes and insurance	562	1,389
Supplemental Executive Retirement Plan liability	1,764	1,838
Accounts payable and other liabilities	3,767	2,882
Total liabilities	416,791	431,483
Commitments and Contingencies (Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	-	-
Common stock, $.01 par value per share; authorized 45,000,000 shares; 2,550,000 issued and 2,457,633 outstanding
at June 30, 2012 and 2,550,000 issued and 2,450,833 outstanding at June 30, 2011	25	25
Additional paid-in capital	23,202	23,187
Retained earnings, substantially restricted	31,746	33,458
Unearned Employee Stock Ownership Plan (ESOP) shares	(924)	(992)
Accumulated other comprehensive income (loss), net of tax	(25)	1,774
Total stockholders’ equity	54,024	57,452
Total liabilities and stockholders’ equity	$470,815	$488,935

ANCHOR BANCORP

CONSOLIDATED STATEMENT OF OPERATIONS
Years ended June 30, 2012, 2011, and 2010
(Dollars in thousands, except share data)

	Years Ended June 30,
	2012	2011	2010

Interest income:
Loans receivable, including fees	$20,187	$23,465	$29,109
Securities	311	358	402
Mortgage-backed securities	1,966	2,146	2,992
Total interest income	22,464	25,969	32,503
Interest expense:
Deposits	4,718	5,830	9,548
FHLB advances	1,372	2,172	5,102
Total interest expense	6,090	8,002	14,650
Net interest income before provision for loan losses	16,374	17,967	17,853
Provision for loan losses	2,735	8,078	2,615
Net interest income after provision for loan losses	13,639	9,889	15,238
Noninterest income
Deposit service fees	1,900	2,288	2,719
Other deposit fees	798	860	816
Gain on sale of investments	1,536	135	87
Loan fees	955	971	913
Gain on sale of loans	259	174	956
Other income	1,226	1,324	1,316
Total noninterest income	6,674	5,752	6,807
Noninterest expense
Compensation and benefits	8,447	8,365	8,973
General and administrative expenses	3,644	3,733	4,186
Real estate owned impairment	2,494	4,624	3,142
Real estate holding costs	862	1,094	851
Federal Deposit Insurance Corporation (FDIC) insurance premiums	1,016	1,164	1,414
Information technology	2,271	2,049	1,952
Occupancy and equipment	2,192	2,337	2,581
Deposit services	771	708	885
Marketing	653	543	474
Loss on sale of property, premises, and equipment	129	168	115
(Gain) loss on sale of real estate owned	(454)	(324)	10
Total noninterest expense	22,025	24,461	24,583
Loss before benefit for income tax	(1,712)	(8,820)	(2,538)
Benefit for income tax	-	-	(2,958)
Net income (loss)	$(1,712)	$(8,820)	$420
Basic loss per share (1)	$(0.70)	$(3.28)	N/A
Diluted loss per share (1)	$(0.70)	$(3.28)	N/A
(1)
Earnings per share for the year ended June 30, 2011 included in the table above represent the period from January 25, 2011 through June 30, 2011 as the company completed its initial public offering on January 25, 2011 with the issuance of 2,550,000 shares of common stock. Prior to January 25, 2011 there were no shares outstanding,

ANCHOR BANCORP

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Years ended June 30, 2012, 2011, and 2010
(Dollars in thousands, except share data)

	Year Ended June 30,
	2012	2011	2010

NET INCOME (LOSS)	$(1,712)	$(8,820)	$420

OTHER COMPREHENSIVE INCOME, net of
income tax
Unrealized holding gain (losses) on available-for-sale
securities during the period, net of income tax (benefit)
expense of $(37) $(365),and $688, respectively	(71)	(483)	1,393

Adjustment for realized gains (losses) included in
net income, net of income tax (provision)
benefit of $0, $0, and $(30), respectively	(1,728)	(135)	(57)

Other comprehensive income (loss), net of
income tax	(1,799)	(618)	1,336

COMPREHENSIVE INCOME (LOSS)	$(3,511)	$(9,438)	$1,756

ANCHOR BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Years Ended June 30, 2012, 2011, and 2010
(Dollars in thousands, except share data)
	Shares	Common Stock	Additional paid-in Capital	Retained earnings	Unearned ESOP shares	Accumulated other comprehens- ive, net of tax	Total stockholders’ equity
Balance at June 30, 2009				41,858		1,056	42,914
Comprehensive income
Net income		-	-	420	-	-	420
Change in fair value of securities
available for sale, net		-	-	-	-	1,336	1,336
Total comprehensive income							1,756
Balance at June 30, 2010	-	$-	$-	$42,278	$-	$2,392	$44,670

Comprehensive (loss)
Net loss		-	-	(8,820)	-	-	(8,820)
Change in fair value of securities
available for sale, net		-	-	-	-	(618)	(618)
Total comprehensive loss							(9,438)

Proceeds from public offering, net of expenses	2,550,000	25	23,187	-	-	-	23,212
ESOP shares purchased		-	-	-	(1,020)	-	(1,020)
ESOP shares earned		-		-	28	-	28

Balance at June 30, 2011	2,550,000	$25	$23,187	$33,458	$(992)	$1,774	$57,452

Comprehensive (loss)
Net loss		-	-	(1,712)	-	-	(1,712)
Change in fair value of securities
available for sale, net		-	-	-	-	(1,799)	(1,799)
Total comprehensive loss							(3,511)

ESOP shares earned		-	15	-	68	-	83

Balance at June 30, 2012	2,550,000	$25	$23,202	$31,746	$(924)	$(25)	$54,024

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS
Years ended June 30, 2012, 2011, and 2010
(In thousands)
	Year Ended June 30,
	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,712)	$(8,820)	$420
Adjustments to reconcile net income (loss) to
net cash from operating activities
Depreciation and amortization	924	1,111	1,349
Net amortization of premiums on securities	49	92	378
Provision for loan losses	2,735	8,078	2,615
ESOP expense	68	28	-
Real estate owned impairment	2,494	4,624	3,142
Deferred income taxes, net of valuation allowance	(4)	(177)	278
Income from life insurance investment	(645)	(692)	(703)
Gain on sale of loans	(259)	(174)	(956)
Gain on sale of investments	(1,536)	(135)	(87)
Originations of loans held for sale	(20,471)	(11,605)	(37,581)
Proceeds from sale of loans held for sale	20,641	15,503	43,096
Loss on sale of property, premises, and equipment	129	168	115
(Gain) loss on sale of real estate owned	(454)	(324)	10
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Accrued interest receivable	278	348	(464)
Prepaid expenses, other assets, and income tax receivable	(821)	1,738	(25)
Supplemental Executive Retirement Plan	(74)	(101)	62
Accounts payable and other liabilities	885	(1,227)	504

Net cash provided by operating activities	2,227	8,435	12,153

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available for sale securities	28,078	4,395	18,537
Purchases of available-for-sale investments	(49,035)	-	-
Purchases of held-to-maturity investments	(1,537)	-	-
Principal payments on mortgage-backed securities available for sale	10,095	5,825	6,399
Principal payments on mortgage-backed securities held to maturity	1,933	2,431	2,504
Loan originations, net of undisbursed loan proceeds and principal repayments	27,321	44,608	51,962
Proceeds from sale of real estate owned	11,690	9,607	8,022
Capital improvements on real estate owned	(163)	(319)	(365)
Proceeds from sale of disposal of property, premises, and equipment	117	-	-
Purchase of fixed assets, net of transfers	(307)	80	(256)

Net cash used by investing activities	28,192	66,627	86,803

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
Years ended June 30, 2012, 2011, and 2010
(In thousands)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)	Year Ended June 30,
	2012	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	6,324	(16,314)	(115,925)
Net change in advance payments by borrowers for taxes and insurance	(827)	(34)	12
Proceeds from FHLB advances	-	47,543	60,900
Repayment on FHLB advances	(21,000)	(98,543)	(53,500)
Proceeds from stock offering, net of costs	-	23,212	-

Net cash (used by) provided from financing activities	(15,503)	(44,136)	(108,513)

NET CHANGE IN CASH AND DUE FROM BANKS	14,916	30,926	(9,557)

Beginning of period	63,757	32,831	42,388

End of period	$78,673	$63,757	$32,831

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities
Net loans transferred to real estate owned	$7,678	$11,615	$22,389

Portfolio loans transferred to loans held for sale	$-	$-	$3,374

Loans held-for-sale transferred to portfolio	$-	$-	$139

Originations of mortgage servicing rights	$144	$43	$319

Loans securitized into mortgage-backed securities	$4,682	$-	$5,016

Cash paid during the period for
Interest	$6,114	$8,240	$14,833

Income taxes	-	-	665

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

Note 1 - Organization and Summary of Significant Accounting Policies

Conversion and change in corporate form - On January 25, 2011, in accordance with a Plan of Conversion (Plan) adopted by its Board of Directors and as approved by its depositors and borrower members,  Anchor Mutual Savings Bank (i) converted from a mutual savings bank to a stock savings bank, (ii) changed its name to “Anchor Bank” (the Bank),  and (iii) became the wholly-owned subsidiary of Anchor Bancorp (the Company), a bank holding company registered with the Board of Governors of the Federal Reserve System (FRB). In connection with the conversion, the Company issued an aggregate of 2,550,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $25.5 million. The cost of conversion and the issuance of capital stock was approximately $2.3 million, which was deducted from the proceeds of the offering.

Pursuant to the Plan, the Bank’s Board of Directors adopted an employee stock ownership plan (ESOP), which subscribed for 4% of the common stock sold in the offering or 102,000 shares. As provided for in the Plan, the Bank also established a liquidation account in the amount of retained earnings as of June 30, 2010. The liquidation account will be maintained for the benefits of eligible savings account holders as of June 30, 2007 and supplemental eligible account holders as of September 30, 2010 who maintain deposit accounts in the Bank after the conversion. The conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities, and equity unchanged as a result.

General - The Company was incorporated in September 2008 as the proposed holding company for Anchor Bank in connection with the Bank’s conversion from the mutual to stock form of ownership, which was completed on January 25, 2011.

Anchor Bank is a community-based savings bank primarily serving Western Washington through its 13 full-service banking offices (including three Wal-Mart in-store locations) and one loan production office located within Grays Harbor, Thurston, Lewis, Mason and Pierce counties, Washington. Anchor Bank’s business consists of attracting deposits from the public and utilizing those deposits to originate loans.

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

Restricted assets - Federal Reserve Board regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank. The amount required to be on deposit was $1,285 and $1,328 at June 30,

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

2012 and 2011, respectively. The Bank was in compliance with this requirement at June 30, 2012 and 2011.

Investment securities - Securities are classified as held-to-maturity when the Bank has the ability and positive intent to hold them to maturity. Securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Securities bought and held principally for the purpose of sale in the near term are classified as trading securities and are carried at fair value. There were no trading securities at June 30, 2012 and 2011. Securities not classified as trading or held-to-maturity are classified as available-for-sale. Unrealized holding gains and losses on securities available-for-sale are excluded from earnings and are reported net of tax as a separate component of equity until realized. These unrealized holding gains and losses, net of tax, are also included as a component of comprehensive income. The Bank evaluates securities for other-than-temporary impairment on a periodic basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and that whether the Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. In analyzing an issuer’s financial condition, the Bank may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

Realized gains and losses are recorded on the trade date and are determined using the specific identification method.

Federal Home Loan Bank stock - The Bank’s investment in FHLB stock is carried at cost, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At June 30, 2012 and 2011, the Bank’s minimum investment requirement was $2,871 and $3,816, respectively. The Bank was in compliance with the FHLB minimum investment requirement at June 30, 2012 and 2011.

Management evaluates FHLB stock for impairment as needed. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, management determined that there was no impairment of FHLB stock at June 30 2012 and 2011, respectively.

Securitizations - The Bank securitizes, sells, and services interests in residential home loans. The Bank securitizes and sells through the Federal Home Loan Mortgage Corporation (FHLMC) and Branch Banking and Trust Company. Of the total serviced loan portfolio at June 30, 2012 and 2011, $53,477 and $63,652, respectively, represent securitized loans; the remaining balance of serviced loans is composed of direct loan sales and participations. The loans have been sold without recourse, servicing retained. All principal, interest, late fees, and escrow payments are collected and remitted to the investor daily.

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

Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or because such loans have become contractually past due 90 days with respect to principal or interest. When a loan is placed on nonaccrual, all previously accrued but uncollected interest is reversed against current-period interest income. All subsequent payments received are first applied to unpaid principal and then to unpaid interest. Interest income is accrued at such time as the loan is brought fully current as to both principal and interest, and, in management’s judgment, such loans

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

are considered to be fully collectible.

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

Real estate owned - Real estate owned (REO) and other repossessed items consist of properties or assets acquired through or in lieu of foreclosure in full satisfaction of a loan receivable, and are recorded initially at fair value of the REO properties less estimated costs of disposal with any initial losses charged to the allowance for loan losses. Costs relating to development and improvement of the properties or assets are capitalized, while costs relating to holding the properties or assets are expensed. Valuations are periodically performed by management, and a charge to earnings is recorded if the recorded value of a property exceeds its estimated net realizable value.

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

Life insurance investment - The Bank is the sole beneficiary of life insurance policies that are recorded at their cash surrender value, net of any surrender charges, and cover certain key executives of the Bank. The $645, $692, and $703 of income for the years ended June 30, 2012, 2011, and 2010, respectively, is tax-exempt and included in other income.

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

Mortgage servicing rights are amortized in proportion to, and over, the estimated period that net servicing income will be collected. The carrying value of mortgage servicing rights is periodically evaluated in relation to estimated future cash flows to be received, and such carrying value is adjusted for indicated impairments based on management’s best estimate of the remaining cash flows. The Bank has stratified its mortgage servicing rights based on whether the loan was sold or securitized and the interest rate of the underlying loans. The Bank uses the direct write-down method for mortgage servicing rights where the serviced loan has been paid off. The mortgage servicing asset was $546 and $677 at June 30, 2012 and 2011, respectively, and is included in prepaid expenses and other assets in the consolidated statement of financial condition.

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

Marketing costs - The Bank expenses advertising costs as they are incurred. Total advertising expenses were $653, $543, and $474 for the years ended June 30, 2012, 2011, and 2010, respectively.

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

Employee Stock Ownership Plan (ESOP) - The costs of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Earnings (Loss) Per Share (EPS) - Basic EPS is computed by dividing net income or (loss) by the weighted-average number of common shares outstanding during the period. As ESOP shares are committed to be released they become outstanding for EPS calculation purposes. ESOP shares not committed to be released are not considered outstanding. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted earnings (loss) per share reflects the weighted-average potential dilution that could occur if all potentially dilutive securities or other commitments to issue common stock were exercised or converted into common stock using the treasury stock method.

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

Recently issued accounting pronouncements - In April 2011, FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This update provides additional guidance relating to when creditors should classify loan modifications as troubled debt restructurings. This ASU also ends the deferral issued in January 2010 of the disclosures about troubled debt restructurings required by ASU No. 2010-20. The provisions of ASU No. 2011-02 and the disclosure requirements of ASU No. 2010-20 are effective for the Company’s interim reporting period ended September 30, 2011. The guidance applies retrospectively to restructurings occurring on or after July 1, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or results of operations.

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards ASU (ASU) No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The ASU amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion. ASU No. 2011-03 was effective for the Company’s reporting period beginning on or after

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

December 15, 2011. The guidance applies prospectively to transactions or modification of existing transactions that occur on or after the effective date and early adoption is not permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The ASU also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The provisions of ASU No. 2011-04 were effective for the Company’s reporting period beginning after December 15, 2011 and are applied prospectively. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The ASU amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income or when an item of other comprehensive must be reclassified to net income.  The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU No. 2011-05 are effective for the Company’s reporting period beginning after December 15, 2011 and are applied retrospectively. Early adoption was permitted and there are no required transition disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. With the ASU, a company testing goodwill for impairment now has the option of performing a qualitative assessment before calculating the fair value of the reporting unit (the first step of goodwill impairment test). If, on the basis of qualitative factors, the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. Additionally, new examples of events and circumstances that an entity should consider in performing its qualitative assessment about whether to proceed to the first step of the goodwill impairment have been made to the guidance and replace the previous guidance for triggering events for interim impairment assessment. The amendments were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASU requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. The ASU also requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accour. - 05. The ASU defers indefinitely the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. The adoption of these ASUs did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. With the ASU, a company testing indefinite-lived intangibles for impairment now has the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current guidance. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Note 2 - Regulatory Order, Economic Environment, and Management’s Plans

Anchor Bank entered into an Order to Cease and Desist (“Order”) with the FDIC and the Washington DFI on August 12, 2009. On September 5, 2012, Anchor Bank’s regulators, the FDIC and the DFI terminated the Order, Anchor Bank became subject to the Order primarily because of its increased level of non-performing assets, reduced capital position and pre-tax operating losses in 2010 and 2009. The Order was a formal corrective action pursuant to which Anchor Bank agreed to take certain measures in the areas of capital, loan loss allowance determination, risk management, liquidity management, Board of Directors oversight and monitoring of compliance, and imposed certain operating restrictions on Anchor Bank, including (i) increasing, in connection with its mutual to stock conversion, and subsequently maintain, Tier 1 capital in an amount equal to or exceeding 10% of Anchor Bank's total assets; (ii) eliminating loans classified as Loss at its regulatory examination, and reducing the loans classified as Substandard and/or Doubtful as a percent of capital;  (iii) enhancing its written funds management and liquidity policy and maintaining a liquidity ratio of 15%; and (iv) not increase brokered deposits unless approved by the FDIC.

Anchor Bank believes that it is in compliance with the requirements set forth in the Supervisory Directive.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

Note 3 - Securities

The amortized cost and estimated fair market values of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2012	Cost	Gains	Losses	Value

Securities available-for-sale

Municipal bonds	$1,623	$33	$-	$1,656
FHLMC mortgage-backed securities	46,547	701	(187)	47,061
	$48,170	$734	$(187)	$48,717

Securities held-to-maturity
FHLMC mortgage-backed securities	$7,037	$511	$-	$7,548
Municipal bonds	142	-	-	142
	$7,179	$511	$-	$7,690

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2011	Cost	Gains	Losses	Value

Securities available-for-sale

Municipal bonds	$2,355	$45	$-	$2,400
U.S. government agency securities	3,000	45	-	3,045
FHLMC mortgage-backed securities	30,459	2,259	-	32,718
	$35,814	$2,349	$-	$38,163

Securities held-to-maturity
FHLMC mortgage-backed securities	$7,438	$570	$-	$8,008
Municipal bonds	149	-	-	149
	$7,587	$570	$-	$8,157

At June 30, 2012, there were 20 securities in an unrealized loss position. At June 30, 2011, there were no securities in an unrealized loss position. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of June 30, 2012 (no investment was in an unrealized loss position as of June 30, 2011), were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2012
Securities available-for-sale
FHLMC mortgage-backed securities	$23,168	$(187)	$-	$-	$23,168	$(187)

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

Contractual maturities of securities at June 30, 2012 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	Amortized
June 30, 2012	Cost	Fair Value

Securities available-for-sale
Due within one year	$170	$172
Due after one to five years	600	622
Due five years to ten years	-	-
Due after ten years	853	862

Mortgage-backed securities	46,547	47,061
	$48,170	$48,717

	Amortized
	Cost	Fair Value
Securities held to maturity
Due after ten years	$142	$142

Mortgage-backed securities	7,037	7,548
	$7,179	$7,690

Sales, maturities, and calls of securities are summarized as follows:

	Year Ended June 30,
	2012	2011	2010
Proceeds from sales	$24,353	$3,393	$16,017
Proceeds from maturities and calls	$3,725	$1,002	$2,520
Gross realized gains	$1,536	$135	$120
Gross realized losses	$-	$-	$33

At June 30, 2012 and 2011, respectively, securities with total book values of $3.8 million and $4.3 million, and total fair values of $4.2 million and $4.7 million were pledged to secure certain public deposits. Securities with total book values of $1.2 million and $930,000 and total fair values of $1.2 million and $981,000, respectively, were pledged to secure certificates of deposit in excess of FDIC-insured limits. Securities with total book values of $4.6 million and $8.4 million and total fair values of $4.7 million and $8.9 million, respectively, were pledged to secure FHLB borrowings.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

Note 4 - Loans Receivable

Loans receivable consisted of the following:

	June 30,
	2012	2011
Real estate
One-to-four family	$82,709	$97,133
Multi-family	42,032	42,608
Commercial	97,306	105,997
Construction	6,696	11,650
Land loans	7,062	6,723

Total real estate	235,805	264,111

Consumer
Home equity	31,504	35,729
Credit cards	5,180	7,101
Automobile	3,342	5,547
Other consumer loans	2,968	3,595

Total consumer	42,994	51,972

Commercial business	16,618	17,268

Total loans	295,417	333,351

Less
Deferred loan fees and unamortized
discount on purchased loans	605	648
Allowance for loan losses	7,057	7,239

	$287,755	$325,464

A summary of activity in the allowance for loan losses follows:

	June 30,
	2012	2011	2010

Beginning balance	$7,239	$16,788	$24,463
Provision for losses	2,735	8,078	2,615
Charge-offs	(4,018)	(18,571)	(10,626)
Recoveries	1,101	944	336

	$7,057	$7,239	$16,788

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

The following table presents the activity in the allowance for loan losses by segment for the year ended June 30, 2012:

	One- to four-family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Total
Allowance for loan losses:
Beginning balance	$1,980	$88	$173	$1,163	$191	$2,135	$1,509	$7,239
Provision for loan losses	646	150	958	(725)	177	548	981	2,735
Charge-offs	(1,465)	-	(571)	(561)	-	(1,358)	(63)	(4,018)
Recoveries	498	-	18	271	-	183	131	1,101

Ending balance	$1,659	$238	$578	$148	$368	$1,508	$2,558	$7,057
(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans.

The following table presents the activity in the allowance for loan losses by segment for the year ended June 30, 2011:

	One- to four-family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Total
Allowance for loan losses:
Beginning balance	$3,694	$363	$1,000	$7,676	$296	$2,330	$1,429	$16,788
Provision for loan losses	1,051	(275)	(248)	1,900	(105)	1,497	4,258	8,078
Charge-offs	(3,003)	-	(584)	(8,915)	-	(1,888)	(4,181)	(18,571)
Recoveries	238	-	5	502	-	196	3	944

Ending balance	$1,980	$88	$173	$1,163	$191	$2,135	$1,509	$7,239
(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans.

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012:

	Recorded Investments	Unpaid Principal Balance	Related Allowance	YTD Average Investment in Impaired Loans	YTD Interest Income Recognized

With no allowance recorded

One-to-four family	$ 10,510	$ 11,769	$ -	$ 13,391	$ 477
Multi-family	2,263	2,408	-	1,425	97
Commercial real estate	2,745	2,757	-	4,980	173
Construction	4,044	4,044	-	5,751	45
Land	686	745	-	442	41
Home Equity	276	278	-	310	7
Credit Cards	-	-	-	-	-
Automobile	-	-	-	-	-
Other Consumer	-	-	-	-	-
Commercial business	2,069	2,170	-	3,900	96

With an allowance recorded
One-to-four family	$ 880	$ 880	$ 105	$ 1,110	$ 58
Multi-family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Home Equity	-	-	-	-	-
Credit Cards	-	-	-	-	-
Automobile	-	-	-	-	-
Other Consumer	-	-	-	-	-
Commercial business	2,670	2,678	1,780	1,534	181

Total
One-to-four family	$ 11,390	$ 12,649	$ 105	$ 14,501	$ 535
Multi-family	2,263	2,408	-	1,425	97
Commercial real state	2,745	2,757	-	4,980	173
Construction	4,044	4,044	-	5,751	45
Land	686	745	-	442	41
Home Equity	276	278	-	310	7
Credit Cards	-	-	-	-	-
Automobile	-	-	-	-	-
Other Consumer	-	-	-	-	-
Commercial Business	4,739	4,848	1,780	5,434	277
Total	$ 26,143	$ 27,729	$ 1,885	$ 32,843	$ 1,175

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011:

	Recorded Investments	Unpaid Principal Balance	Related Allowance	YTD Average Investment in Impaired Loans	YTD Interest Income Recognized
With no Allowance recorded

One-to-four family	$13,481	$15,012	$-	$9,695	$700
Multi-family	437	442	-	221	25
Commercial real estate	7,153	7,203	-	3,602	324
Construction	5,256	7,458	-	5,096	108
Land	139	139	-	187	9
Home Equity	332	341	-	229	18
Credit Cards	-	-	-	-	-
Automobile	-	-	-	-	-
Other Consumer	-	-	-	-	-
Commercial business	2,692	5,630	-	2,961	189

With an Allowance recorded
One-to-four family	$1,331	$1,340	$326	$5,139	$69
Multi-family	-	-	-	243	-
Commercial real estate	380	380	6	406	7
Construction	2,845	2,845	649	7,517	198
Land	-	-	-	-	-
Home Equity	41	41	41	147	4
Credit Cards	-	-	-	-	-
Automobile	-	-	-	-	-
Other Consumer	-	-	-	-	-
Commercial business	390	390	133	1,190	25

Total
One-to-four family	$14,812	$16,352	$326	$14,834	$769
Multi-family	437	442	-	464	25
Commercial real estate	7,533	7,583	6	4,008	331
Construction	8,101	10,303	649	12,613	306
Land	139	139	-	187	9
Home Equity	373	382	41	376	22
Credit Cards	-	-	-	-	-
Automobile	-	-	-	-	-
Other Consumer	-	-	-	-	-
Commercial business	3,082	6,020	133	4,151	214
Total	$34,477	$41,221	$1,155	$36,633	$1,676

The average balance of impaired loans for the year end June 30, 2010 was $33.6 million and interest income recognized on impaired loans was $57,000.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012:

	One- to four-family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Total
Allowance for loan losses:
Ending balance	$ 1,659	$ 238	$ 578	$ 148	$ 368	$ 1,508	$ 2,558	$ 7,057
Ending balance: individually evaluated for impairment	105	-	-	-	-	-	1,780	1,885
Ending balance: collectively evaluated for impairment	1,554	238	578	148	368	1,508	778	5,172

Loans receivable:
Ending balance	$ 82,709	$ 42,032	$ 97,306	$ 6,696	$ 7,062	$ 42,994	$ 16,618	$ 295,417
Ending balance: individually evaluated for impairment	11,390	2,263	2,745	4,044	686	276	4,739	26,143
Ending balance: collectively evaluated for impairment	71,319	39,769	94,561	2,652	6,376	42,718	11,879	269,274
(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011:

	One- to four-family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Total
Allowance for loan losses:
Ending balance	$ 1,980	$ 88	$ 173	$ 1,163	$ 191	$ 2,135	$ 1,509	$ 7,239
Ending balance: individually evaluated for impairment	326	-	6	649	-	41	133	1,155
Ending balance: collectively evaluated for impairment	1,654	88	167	514	191	2,094	1,376	6,084

Loans receivable:
Ending balance	$ 97,133	$ 42,608	$ 105,997	$ 11,650	$ 6,723	$ 51,972	$ 17,268	$ 333,351
Ending balance: individually evaluated for impairment	14,812	437	7,533	8,101	139	373	3,082	34,477
Ending balance: collectively evaluated for impairment	82,321	42 ,171	98,464	3,549	6,584	51,599	14,186	298,874
(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

The following table presents the recorded investment in nonaccrual and loans past 90 days still on accrual by type of loans:

	June 30,
	2012	2011

One- to four-family	$1,878	$3,157
Multi-family	-	-
Commercial	-	2,280
Construction	3,369	6,900
Land loans	109	90
Home equity	159	122
Automobile	66	63
Credit cards	16	137
Other	1	51
Commercial business	3,124	1,369
Total	$8,722	$14,169

The table above includes $8,667 nonaccrual and $55  in past due 90 days or more and still accruing, net of partial loan charge offs, for the year ending June 30, 2012. There were $10,976 in nonaccrual and $3,193 in past due 90 days or more and still accruing at June 30, 2011.

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

The following table presents past due loans, net of partial loan charge offs, by type as of June 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Loans

One- to four-family	$1,787	$1,668	$1,878	$5,333	$77,376	$82,709
Multi-family	-	101	-	101	41,931	42,032
Commercial	170	-	-	170	97,136	97,306
Construction	-	-	3,369	3,369	3,327	6,696
Land	149	-	109	258	6,804	7,062
Home equity	558	358	159	1,075	30,429	31,504
Credit cards	40	39	16	95	5,085	5,180
Automobile	70	-	66	136	3,206	3,342
Other	68	-	1	69	2,899	2,968
Commercial business	343	142	3,124	3,609	13,009	16,618

Total	$3,185	$2,308	$8,722	$14,215	$281,202	$295,417

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

The following table presents past due loans by type as of June 30, 2011:

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

Credit Quality Indicators. We utilize a ten-point risk rating system and assign a risk rating for all credit exposures. The risk rating system is designed to define the basic characteristics and identify risk elements of each credit extension.

Credits risk rated 1 through 7 are considered to be “pass” credits. Pass credits can be assets where there is virtually no credit risk, such as cash secured loans with funds on deposit with the Bank. Pass credits also include credits that are on our watch and special mention lists, where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower’s financial capacity and threaten their ability to fulfill debt obligations in the future.

Credits classified as Watch are risk rated 6 and possess weaknesses that deserve management’s close attention. These assets do not expose the Bank to sufficient risk to warrant adverse classification in the substandard, doubtful or loss categories. We use this rating when a material documentation deficiency exists but correction is anticipated within an acceptable time frame.

A loan classified as Watch may have the following characteristics:

•	Acceptable asset quality, but requiring increased monitoring. Strained liquidity and less than anticipated performance. The loan may be fully leveraged.

•	Apparent management weakness, perhaps demonstrated by an irregular flow of adequate and/or timely performance information required to support the credit.

•	The borrower has a plausible plan to correct problem(s) in the near future that is devoid of material uncertainties.

•	Lacks reserve capacity, so the risk rating will improve or decline in relatively short time (results of corrective actions should be apparent within six months or less).

•
A seasoned loan with a Debt Service Coverage Ratio (DSCR) of greater than 1.09 but less than 1.20 and above is the minimum acceptable level for a “Pass Credit”.   Particular attention should be paid to coverage trend analysis as a declining trend may warrant an elevated risk grade regardless of current coverage at or above the threshold

Credits classified as other assets especially mentioned are risk rated 7.  These credits have potential weaknesses that deserves management’s close attention.   If left uncorrected, these potential weaknesses may result in deterioration

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

of the repayment prospects for the asset.   Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

A loan classified as Special Mention may have the following characteristics:

•	Performance is poor or significantly less than expected. A debt service deficiency either exists or cannot be ruled out.
•
Generally an undesirable business credit. Assets in this category are protected, but are potentially weak. These assets constitute an undue and unwarranted credit risk, but not to the point of justifying a classification of Substandard.   Special mention assets have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the Bank's credit position at some future date.

•
Assets which might be detailed in this category include credits that the lending officer may be unable to supervise properly because of lack of expertise, an inadequate loan agreement, the condition of and control over collateral, failure to obtain proper documentation, or any other deviations from prudent lending practices.

•	An adverse trend in the borrower's operations or an imbalanced position in the balance sheet which does not jeopardize liquidation may best be handled by this classification.
•
A Special Mention classification should not be used as a compromise between a pass and substandard rating. Assets in which actual, not potential, weaknesses are evident and significant, and should be considered for more serious criticism.

•
A seasoned loan with a DSCR of greater than 0.99 but less than 1.10 and above is the minimum acceptable level for a “Pass Credit” Particular attention should be paid to coverage trend analysis as a declining trend may warrant an elevated risk grade regardless of current coverage at or above the threshold

Assets classified as substandard are rated 8.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  An asset is considered substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged.

A loan classified as Substandard may have the following characteristics:

•
Unacceptable business credit. The asset is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Assets so classified must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt.

•	Though no loss is envisioned, the outlook is sufficiently uncertain to preclude ruling out the possibility. Some liquidation of assets will likely be necessary as a corrective measure.
•
Assets in this category may demonstrate performance problems such as debt servicing deficiencies with no immediate relief. Borrowers have an inability to adjust to prolonged and unfavorable industry or economic trends. Management's character and/or effectiveness have become suspect.

•
A seasoned loan with a DSCR greater than 1.00 is the minimum acceptable level for a “Pass Credit” Particular attention should be paid to coverage trend analysis as a declining trend may warrant an elevated risk grade regardless of current coverage at or above the threshold

An asset classified as Doubtful is risk rated 9 and has all the inherent weaknesses as those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable in improbable.

A loan classified as Doubtful has the following characteristics:

•
The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors which may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.

•	Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

Risk Rate 10 is a loan for which a total loss is expected.

A loan classified as a Loss has the following characteristics:

•
An un-collectible asset or one of such little value that it does not warrant classification as an active, earning asset. Such an asset may, however, have recovery or salvageable value, but not to the point of deferring full write off, even though some recovery may occur in the future.

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.
•	Loan to be eliminated from the active loan reporting system via chargeoff.

The following table represents the internally assigned grade as of June 30, 2012, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total

Grade:

Pass	$ 65,706	$ 28,122	$ 71,660	$ 1,064	$ 6,159	$ 29,234	$ 5,085	$ 3,177	$ 2,840	$ 8,405	$ 221,452
Watch	2,932	2,243	10,326	-	149	1,160	79	95	76	552	17,612
Special Mention	2,738	9,404	9,088	1,280	-	509	-	4	51	492	23,566
Substandard	11,333	2,263	6,232	4,352	754	601	16	66	1	4,853	30,471
Doubtful	-	-	-	-	-	-	-	-	-	2,316	2,316

Total	$ 82,709	$ 42,032	$ 97,306	$ 6,696	$ 7,062	$ 31,504	$ 5,180	$ 3,342	$ 2,968	$ 16,618	$ 295,417

The following table represents the credit risk profile based on payment activity as of June 30, 2012, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total

Performing	$ 80,831	$ 42,032	$ 97,306	$ 3,327	$ 6,953	$ 31,345	$ 5,164	$ 3,276	$ 2,967	$ 13,494	$ 286,695
Nonperforming(1)	1,878	-	-	3,369	109	159	16	66	1	3,124	8,722

Total	$ 82,709	$ 42,032	$ 97,306	$ 6,696	$ 7,062	$ 31,504	$ 5,180	$ 3,342	$ 2,968	$ 16,618	$ 295,417

(1)	Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

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

Troubled Debt Restructure. At June 30, 2012, troubled debt restructured loans (“TDRs”), included in impaired loans above, totaled $15.1 million with $1.2 million currently in non-accrual. Restructured loans are an option that the Bank uses to minimize risk of loss and are a concession granted to a borrower experiencing financial difficulties for economical or legal reasons, which it would not otherwise consider. The modifications have included items such as lowering the interest on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank’s best interest. At June 30, 2012, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.

The Bank has utilized a combination of rate and term modifications for its TDRs.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

The following table represents restructured loans by accrual versus nonaccrual status and by loan class as of June 30, 2012:

	June 30, 2012
	Accrual Status	Nonaccrual Status	Total Modifications

One-to-four family	$9,552	$1,201	$10,753
Multi-family	2,263	-	2,263
Commercial real estate	-	-	-
Construction	571	-	571
Land	74	-	74
Home equity	151	-	151
Automobile	-	-	-
Other consumer	-	-	-
Commercial business	1,300	-	1,300
Total	$13,911	$1,201	$15,112

The following table represents restructured loans by accrual versus nonaccrual status and by loan class as of June 30, 2011:

	June 30, 2011
	Accrual Status	Nonaccrual Status	Total Modifications

One-to-four family	$9,987	$172	$10,159
Multi-family	437	-	437
Commercial real estate	316	1,900	2,216
Construction	572	-	572
Land	77	-	77
Home equity	249	-	249
Automobile	-	-	-
Other consumer	-	-	-
Commercial business	1,323	-	1,323
Total	$12,961	$2,072	$15,033

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

The following table presents newly restructured loans by type of modification that occurred during the year ended June 30, 2012:

Pre TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications

One-to-four family	9	$ -	$ -	$ -	$ 2,743	$ 2,743
Multi-family	1	-	-	-	2,410	2,410
Commercial business	1	-	-	-	104	104
Total	11	$ -	$ -	$ -	$ 5,257	$ 5,257

Post TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications

One-to-four family	9	$ -	$ -	$ -	$ 2,314	$ 2,314
Multi-family	1	-	-	-	2,263	2,263
Commercial business	1	-	-	-	90	90
Total	11	$ -	$ -	$ -	$ 4,667	$ 4,667

The following table below represents loans modified as troubled debt restructuring within the previous 12 months for which there was a payment default during the year ended June 30, 2012 and the total of payment default for the past 12 months:

For the year ended June 30, 2012
Post TDR investment
One-to-four family	$ 187
Multi-family	-
Commercial real estate	-
Construction	-
Land	-
Home equity	-
Automobile	-
Other consumer	-
Commercial business	-
Total	$ 187

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

Note 5 - Real Estate Owned, net

The following table is a summary of real estate owned for the year ended June 30, 2012 and 2011:

	Year Ended June 30,
	2012	2011	2010

Balance at the beginning of the period	$12,597	$14,570	$2,990
Loans transferred to real estate owned	7,678	11,615	22,389
Capitalized improvements	163	319	365
Sales	(11,236)	(9,283)	(8,032)
Impairments	(2,494)	(4,624)	(3,142)
Balance at the end of the period	$6,708	$12,597	$14,570

Note 6 - Property, Premises, and Equipment

Property, premises, and equipment owned by the Bank are summarized as follows:

	June 30,
	2012	2011

Land	$2,323	$2,414
Building and improvements	17,252	17,480
Furniture and fixtures	6,539	6,905
Automobiles	293	286
Software	1,244	1,202
Leasehold improvements	22	22

	27,673	28,309
Less accumulated depreciation and amortization	(15,460)	(15,233)

Property, premises, and equipment, net of
depreciation and amortization	$12,213	$13,076

Depreciation and amortization expense for the years ended June 30, 2012, 2011, and 2010, was $924, $1,111 and $1,349, respectively.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

Note 7 - Deposits

Deposits consist of the following:
	June 30,
	2012		2011
	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$37,941	11.0%	$30,288	8.9%
Interest-bearing demand deposits,
weighted-average rate of .33%
and .29% in 2012 and 2011,
respectively	16,434	4.8%	17,387	5.1%
Savings deposits, weighted-average rate
of .56% in 2012 and .72% in 2011	36,475	10.5%	32,263	9.5%
Money market accounts, weighted-
average rate of .66% and .95% in
2012 and 2011, respectively	83,750	24.2%	78,017	23.0%
Certificates of deposit
0.00 to 3.49%	139,685	40.4%	144,044	42.5%
3.50 to 5.49%	31,513	9.1%	37,475	11.0%

Total certificates of deposit	171,198	49.5%	181,519	53.5%

Total deposits	$345,798	100.0%	$339,474	100.0%

Certificates of deposits in denominations of $100 or more were $74,298 and $77,735 at June 30, 2012 and 2011, respectively. Interest on certificates of deposits in denominations of $100 or more totaled $1,860, $2,285, and $4,239 for the years ended June 30, 2012, 2011, and 2010, respectively. Included in deposits at June 30, 2012 and 2011, were $8,028 and $8,024, respectively, of public funds. Brokered deposit balances were $0 and $21,765 at June 30, 2012 and 2011, respectively.

As of June 30, 2012, certificates mature as follows:

Year ended
June 30,	Amount

2013	$ 70,992
2014	22,733
2015	4,124
2016	8,190
Thereafter	65,159
$ 171,198

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

Note 8 - Borrowings

The Bank is a member of the FHLB of Seattle. Based on eligible collateral, consisting of loans at June 30, 2012 and 2011, the total amount available under this line of credit was $108,146 and $123,935, respectively. The total balance of loans pledged at June 30, 2012 and 2011 was $170,913 and $211,028, respectively.  The total balance Total advances outstanding at June 30, 2012 and 2011 were $64,900 and $85,900, respectively. The net remaining amounts available as of June 30, 2012 and 2011 were $43,246 and $38,035, respectively. Borrowings generally provide for interest at the then-current published rates. FHLB advances (at weighted-average interest rates of 1.90% and 1.75% at June 30, 2012 and 2011, respectively) and lines of credit are scheduled to mature as follows:

	June 30,
	2012	2011

One year or less	$-	$21,000
After one year through three years	64,900	47,400
More than three years	-	17,500

	$64,900	$85,900

Advances from FHLB are collateralized by all FHLB stock owned by the Bank, deposits with the FHLB, certain investments, and all loans as described in the Advances, Pledge, and Security Agreement with the FHLB. The maximum and average outstanding advances and lines of credit from the FHLB are as follows:

	June 30,
	2012	2011

Highest outstanding advances at month-end
for the previous 12 months	$74,900	$121,900

Average outstanding	$73,242	$104,408

Note 9 - Employee Benefit Plans

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

Compensation expense related to the ESOP for the periods ended June 30, 2012 and 2011 was $56,000 and $29,000, respectively.

Shares held by the ESOP as of June 30, 2012 are as follows:

	June 30, 2012	June 30, 2011

Allocated shares	9,633	2,833
Unallocated shares	92,367	99,167
Total ESOP shares	102,000	102,000

Fair value of unallocated shares	$955	$912

Note 10 - Supplemental Executive Retirement Plan (SERP)

On July 1, 2002, the Bank implemented a nonqualified SERP for the benefit of senior officers and trustees of the Bank. The SERP entitles these individuals to receive defined benefits upon their retirement or death based on the appreciation in Bank value. The Bank appreciation value will be the difference between the most recent Bank valuation at the time of redemption and the Bank value established at the date of admission to the SERP. On January 1, 2004, the SERP was amended to provide that a participant’s SERP unit valuation shall be valued at no less than 90%, and no more than 125%, of the participant’s SERP unit as of the preceding valuation date. The value of the participant’s SERP unit is based upon the overall value of the Bank. The accrual for the deferred compensation owed under the SERP is based upon the net present value of the vested benefits expected to be paid under the SERP. The Bank recognized $88, $(53), and $(24) in compensation cost (benefit) related to the SERP for the years ended June 30, 2012, 2011, and 2010, respectively. The SERP liability totaled $1,764 and $1,838 at June 30, 2012 and 2011, respectively.

Note 11 - Earnings (loss) per share

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

	For the Year Ended June 30, 2012	For the Period January 25, 2011 to June 30, 2011

Net loss	$(1,712)	$(8,024)

Weighted-average common shares outstanding	2,454,233	2,448,675

Basic loss per share	$(0.70)	$(3.28)

Diluted loss per share	$(0.70)	$(3.28)

There were no dilutive or antidilutive options at or for the period ended June 30, 2012 and 2011.

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

	June 30,
	2012	2011

Total loans	$254	$267

Total deposits	$2,736	$2,557

Note 13 - Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

The Bank’s actual capital accounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2012
Total capital
(to risk-weighted assets)
	$ 56,143	18.2%	$ 24,634	8.0%	$ 30,792	10.0%
Tier I capital
(to risk-weighted assets)
	$ 52,254	17.0%	$ 12,317	4.0%	$ 18,475	6.0%
Tier I leverage capital
(to average assets)	$ 52,254	10.9%	$ 19,094	4.0%	$ 23,867	5.0%

As of June 30, 2011
Total capital
(to risk-weighted assets)
	$ 57,812	17.1%	$ 27,085	8.0%	$ 33,856	10.0%
Tier I capital
(to risk-weighted assets)
	$ 53,543	15.8%	$ 13,543	4.0%	$ 20,314	6.0%
Tier I leverage capital
(to average assets)	$ 53,543	10.7%	$ 20,093	4.0%	$ 25,116	5.0%

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 11.3%, 17.5% and 18.8%, respectively, as of June 30, 2012.

Note 14 - Income Taxes

Provision (benefit) for income tax includes the following components:

	Year Ended June 30,
	2012	2011	2010

Current	$(823)	$178	$(3,236)
Deferred	823	(178)	278

Total	$-	$-	$(2,958)

Retained earnings at June 30, 2012 and 2011, include $5,500 in tax-basis bad debt reserves for which no income tax liability has been recorded. In the future, if this tax-basis bad debt reserve is used for purposes other than to absorb bad debts, or if legislation is enacted requiring recapture of all tax-basis bad debt reserves, the Bank will incur a federal tax liability at the then-prevailing corporate tax rate.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

A reconciliation of the provision (benefit) for income tax based on statutory corporate tax rates on pre-tax income and the provision shown in the accompanying consolidated statement of operations is summarized as follows:

		Percent of
		Pre-Tax
	Amount	Income

June 30, 2012
Income taxes computed at statutory rates	$(582)	(34.0)%
Tax-exempt income	(254)	(14.8)%
Deferred tax asset valuation allowance	823	48.1%
Other, net	13	.7%

Benefit for income tax	$-	0%

June 30, 2011
Income taxes computed at statutory rates	$(2,999)	(34.0)%
Tax-exempt income	(283)	(3.2)%
Deferred tax asset valuation allowance	3,259	37.0%
Other, net	23	0.2%

Benefit for income tax	$-	0%

June 30, 2010
Income taxes computed at statutory rates	$(863)	(34.0)%
Tax-exempt income	(294)	(11.6)%
Deferred tax asset valuation allowance	(2,257)	(88.9)%
Other, net	456	18.0%

Benefit for income tax	$(2,958)	(116.5)%

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

The components of net deferred tax assets and liabilities are summarized as follows:

	June 30,
	2012	2011

Deferred tax assets
Allowance for loan losses	$4,273	$4,335
AMT credit carryforward	198	198
Deferred compensation - SERP	591	625
Securities impairment charge	340	340
Net operating loss carryforward	3,385	2,273
Real estate owned	1,511	2,091
Accumulated depreciation	131	89
Other common, net	-	-

Total deferred tax assets	10,429	9,951

Deferred tax liabilities
Deferred loan fees and costs	392	710
FHLB stock dividends	1,073	1,073
Mortgage servicing rights	186	230
Unrealized gain on securities available-for-sale	186	799
Accumulated depreciation	-	-
Other common, net	162	147

Total deferred tax liabilities	1,999	2,959

Net deferred tax asset, before valuation
Allowance	8,430	6,992

Valuation allowance	7,875	6,441

Net deferred tax asset, after valuation
allowance	$555	$551

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, the Company recorded a valuation allowance of $7,875 and $6,441 at June 30, 2012 and 2011, respectively.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

As of June 30, 2012, the Company had a net operating loss carryforward totaling $9,956 which can be used to offset future taxable income. The net operating loss carryforward expires in 2029 through 2031. The Company’s net operating loss carryforwards may be subject to limitations on utilization due to prior changes in control, as defined by Internal Revenue Code Section 382. The Company has not completed a study to assess whether the change of control has occurred due to the complexity associated with such study. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

The Company had no uncertain tax positions at June 30, 2012, 2011, and 2010. The Company recognizes interest accrued on and penalties related to uncertain tax positions in tax expense. During the years ended June 30, 2012, 2011, and 2010, the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2010.

Note 15 – Parent Company Financials

Presented below are the condensed statement of financial condition, statement of operations, and statement of cash flows for Anchor Bancorp.

ANCHOR BANCORP STATEMENT OF FINANCIAL CONDITION

	June 30, 2012	June 30, 2011
ASSETS
Cash	$798	$1,075
ESOP loan	924	992
Investment in bank subsidiary	52,284	55,385
Prepaid and other assets	18	-
Total assets	54,024	57,452

LIABILITIES
Total liabilities	$-	$-

STOCKHOLDERS’ EQUITY
Common stock	25	25
Additional paid-in-capital	23,202	23,187
Retained earnings, substantially restricted	31,746	33,458
Unearned ESOP shares	(924)	(992)
Accumulated other comprehensive income (loss), net of tax	(25)	1,774
Total stockholders’ equity	54,024	57,452

Total liabilities and stockholders’ equity	$54,024	$57,452

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

ANCHOR BANCORP STATEMENT OF OPERATIONS

	Year ended June 30, 2012	Year ended June 30, 2011

Operating income

Interest income ESOP loan	$ 32	$ 14
Total operating income	32	14

Operating expenses
Legal expense	162	48
Accounting expense	71	10
Professional fee	54	35
Management fee	73	25
General and administrative	27	-
Total operating expenses	387	118

Loss before income tax benefit and equity in
undistributed loss of subsidiary	(355)	(104)

Income tax expense (benefit)	-	-
Loss before equity in undistributed
loss of subsidiary	(355)	(104)

Equity in undistributed loss in subsidiary	(1,357)	(8,716)

Net loss	$ (1,712)	$ (8,820)

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

ANCHOR BANCORP CONDENSED STATEMENT OF CASH FLOWS

	For the year ended June 30, 2012	For the period ended June 30, 2011

Cash flows from operating activities
Net loss	$(1,712)	$(8,820)
Adjustments to reconcile net loss to net cash from operating activities
Prepaid expenses	(18)	-
Equity in undistributed loss of Anchor Bank	1,357	8,716
Net cash used by operating activities	(373)	(104)

Cash flows from financing activities
Issuance of common stock net of offering costs	-	23,212
Dividend paid to bank subsidiary	-	(22,033)
Principal repayments on ESOP loan	96	-
Net cash provided by investing activities	96	1,179

Net change in cash and cash equivalents	(277)	1,075

Cash and cash equivalents at beginning of period	1,075	-

Cash and cash equivalents at end of period	$798	$1,075

Note 16 - Commitments and Contingent Liabilities

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

The following financial instruments were outstanding whose contract amounts represent credit risk:
	June 30,
	2012	2011

Commitments to grant loans	$1,205	$639

Unfunded commitments under lines of credit	$23,777	$29,882

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

Contingent liabilities for sold loans - In the ordinary course of business, the Bank sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Bank may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Bank has no commitment to repurchase the loan. The Bank has recorded no reserve to cover loss exposure related to these guarantees. The principal balance of loans sold without recourse as of June 30, 2012 and 2011, was $124,500 and $141,400, respectively. The Bank repurchased no loans for the year ended June 30, 2012, two loans for the year ended June 30, 2011, and one loan during the year ended June 30, 2010.

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

Year Ended
June 30,	Amount

2013	$ 203
2014	$ 66
2015	$ 36

Rental expense charged to operations was $260, $302, and $356 for the years ended June 30, 2012, 2011, and 2010, respectively.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

Note 17 - Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis - There were no transfers between Level 1, Level 2, or Level 3 during the three or nine months ended June30, 2012.The following table shows the Bank’s assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	June 30, 2012
	Level 1	Level 2	Level 3	Total

Municipal bonds	$-	$1,656	$-	$1,656
Mortgage-backed securities	-	47,061	-	47,061

	June 30, 2011
	Level 1	Level 2	Level 3	Total

Municipal bonds	$-	$2,400	$-	$2,400
U.S. government agency securities	-	3,045	-	3,045
Mortgage-backed securities	-	32,718	-	32,718

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

	June 30, 2012
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)

Impaired loans (1)	$-	$-	$23,492	$23,492	$(3,410)
Real estate owned	$-	$-	$6,708	$6,708	$(5,381)
Loans held for sale (2)	$312	$-	$-	$312	$-

(1) The balance disclosed for impaired loans represents the impaired loans where fair value is less than unpaid principal prior to impairment at June 30, 2012.
(2) The fair value is based on quoted market prices obtained from FHLMC or from direct sales to other third parties. FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

	June 30, 2011
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)

Impaired loans (1)	$-	$-	$16,758	$16,758	$(6,673)
Real estate owned	S -	$-	$12,597	$12,597	$(12,404)
Loans held for sale (2)	$225	$-	$-	$225	$-

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

The fair value of impaired loans is calculated using the collateral value method or on a discounted cash flow basis.  Inputs used in the collateral value method include appraisal values, estimates of certain completion costs and closing and selling costs.   Some of these inputs may not be observable in the marketplace.

The fair value of real estate owned properties are measured at the lower of their carrying amount of fair value, less costs to sell.   Fair values are generally based on third party appraisal of the property, resulting in Level 3 classification.  In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

The following table presents quantitative information about Level 3 fair value instruments measured at fair value on a recurring basis.

	June 30, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Average Discount
			(Dollars in thousands)

Impaired loans	$26,143	Market approach	Adjusted for differences between comparable sales	6%

OREO	$6,708	Market approach	Adjusted for differences between comparable sales	20%

There were no transfers in or out of Level 3 during the year ended June 30, 2012.

The estimated fair values of financial instruments at the dates indicated are as follows:

	June 30, 2012		June 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Assets
Cash and due from banks	$78,673	$78,673	$63,757	$63,757
Securities available-for-sale, at fair value	48,717	48,717	38,163	38,163
Securities held-to-maturity	7,179	7,690	7,587	8,157
Loans held for sale	312	312	225	225
Loans receivable, net of allowance for loan losses	287,755	273,122	325,464	308,053
Life insurance investment, net of surrender charges	18,257	18,257	17,612	17,612
Accrued interest receivable	1,532	1,532	1,810	1,810
FHLB stock, at cost	6,510	6,510	6,510	6,510

Liabilities
Demand deposits, savings and money market	174,600	174,600	157,955	157,955
Certificates of deposit	171,198	168,467	181,519	179,526
FHLB advances	64,900	66,465	85,900	86,375
Advance payments by borrowers for taxes and insurance	562	562	1,389	1,389

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

Commitments to extend credit represent the principal categories of off-balance-sheet financial instruments. The fair values of these commitments are not material since they are for a short period of time and are subject to customary credit terms.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Bank’s financial instruments as of June 30, 2012 and June 30, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and due from banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as demand deposits, savings, and money market, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2012
Financial Instruments-Assets
Securities held-to-maturity	$7,179	$7,690	$-	$7,690	$-
Loans receivable, net of allowance for loan losses	$287,755	$273,122	$-	$-	$273,122

Financial Instruments-Liabilities
Certificates of deposit	$171,198	$168,467	$-	$168,467	$-
FHLB advances	$64,900	$66,465	$-	$66,465	$-

June 30. 2011
Financial Instruments-Assets
Securities held-to-maturity	$7,587	$8,157	$-	$8,157	$-
Loans receivable, net of allowance for loan losses	$325,464	$308,053	$-	$-	$308,053

Financial Instruments-Liabilities
Certificates of deposit	$181,519	$179,526	$-	$179,526	$-
FHLB advances	$85,900	$86,375	$-	$86,375	$-
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and due from banks - For cash, the carrying amount approximates its fair value.

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands Except Share Data)

Loans receivable - Fair value was determined by using comparable market statistics. The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each category. For impaired loans the fair value was based on the collateral less estimated selling costs.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2012 was effective.

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

(c)      Changes in Internal Controls: There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.  Other Information

   None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information contained under the section captioned “ Proposal 1 – Election of Directors” in the Company’s proxy statement, a copy of which will be filed with the SEC no later than 120 days after the Company’s year end (the “Proxy Statement”) is incorporated herein by reference.

For information regarding the executive officers of the Company and the Bank, see the information contained herein under the section captioned “Item 1.  Business – Employees – Executive Officers.”

Audit Committee Financial Expert.  The Audit Committee of the Company is composed of Directors Kay (Chairperson), Ruecker and Donovan.  Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market listing standards.  The Board of Directors has determined that Mr. Kay meets the definition of “audit committee financial expert,” as defined by the SEC.

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

(d)          Equity Compensation Plan Information

The following table sets forth certain information with respect to securities to be issued under the Company’s equity compensation plans as of June 30, 2012.

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

3.	Exhibits:

Exhibits are available from the Company by written request.

3.1	Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (1)
10.1	Form of Anchor Bank Employee Severance Compensation Plan (1)
10.2	Anchor Bank Phantom Stock Plan (1)
10.3	Form of 401(k) Retirement Plan (1)
14	Code of Ethics (3)
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Anchor Bancorp's Annual Report on Form 10-K for the year ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statement of Financial Condition; (2) Consolidated Statement of Operations; (3) Consolidated Statement of Stockholders' Equity; (4) Consolidated Statement of Comprehensive Income (Loss); (5)  Consolidated Statement of Cash Flows; and (6) Notes to Consolidated Financial Statements (4)

              ___________
(1)	Filed on October 24, 2008, as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-154734) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 13, 2011 and incorporated herein by reference.
(3)	The Company elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.anchornetbank.com.
(4)
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

ANCHOR BANCORP

Date: September 14, 2012	By:/s/Jerald L. Shaw
Jerald L. Shaw
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/Jerald L. Shaw	September 14, 2012
Jerald L. Shaw President, Chief Executive Officer and Director (Principal Executive Officer)
September 14, 2012
By: /s/Terri L. Degner
Terri L. Degner Chief Financial Officer and Director (Principal Financial and Accounting Officer)

By: /s/Robert D. Ruecker	September 14, 2012
Robert D. Ruecker
Chairman of the Board and Director

By: /s/Douglas A. Kay	September 14, 2012
Douglas A. Kay
Director

By: /s/George W. Donovan	September 14, 2012
George W. Donovan
Director

By: /s/ William Foster	September 14, 2012
William Foster
Director

By: /s/ James A. Boora	September 14, 2012
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

101
The following materials from Anchor Bancorp's Annual Report on Form 10-K for the year ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statement of Financial Condition; (2) Consolidated Statement of Operations; (3) Consolidated Statement of Stockholders' Equity; (4) Consolidated Statement of Comprehensive Income (Loss); (5)  Consolidated Statement of Cash Flows; and (6) Notes to Consolidated Financial Statements