Form 10-Q
period 2012-09-30
Anchor Bancorp
filed 2012-11-05
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 5, 2012, there were 2,550,000, shares of common stock, $.01 par value per share, outstanding.

ANCHOR BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiaries, unless the context indicates otherwise.  When we refer to “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, a wholly owned subsidiary of Anchor Bancorp.

Item 1. Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share data) (Unaudited)	September 30, 2012	June 30, 2012
ASSETS
Cash and due from banks	$73,785	$78,673
Securities available for sale, at fair value, amortized cost of $49,758 and $48,170	50,498	48,717
Securities held-to-maturity, at amortized cost, fair value of $8,441 and $7,690	7,928	7,179
Loans held for sale	387	312
Loans receivable, net of allowance for loan losses of $6,680 and $7,057	287,500	287,755
Life insurance investment, net of surrender charges	18,421	18,257
Accrued interest receivable	1,710	1,532
Real estate owned, net	5,482	6,708
Federal Home Loan Bank (FHLB) stock, at cost	6,452	6,510
Property, premises, and equipment, at cost, less accumulated depreciation of $15,667 and $15,460	11,993	12,213
Deferred tax asset, net	489	555
Prepaid expenses and other assets	1,487	2,404
Total assets	$466,132	$470,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$38,184	$37,941
Interest-bearing	299,385	307,857
Total deposits	337,569	345,798

FHLB advances	64,900	64,900
Advance payments by borrowers for taxes and insurance	1,130	562
Supplemental Executive Retirement Plan liability	1,723	1,764
Accounts payable and other liabilities	6,360	3,767
Total liabilities	411,682	416,791

Commitments and Contingencies

STOCKHOLDERS’ EQUITY Preferred stock, $.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	-	-
Common stock, $.01 par value per share, authorized 45,000,000 shares; 2,550,000 issued and 2,459,333 outstanding at
September 30, 2012 and 2,550,000 shares issued and 2,457,633 outstanding at June 30, 2012, respectively	25	25
Additional paid-in capital	23,205	23,202
Retained earnings, substantially restricted	32,024	31,746
Unearned Employee Stock Ownership Plan (ESOP) shares	(907)	(924)
Accumulated other comprehensive income (loss), net of tax	103	(25)
Total stockholders’ equity	54,450	54,024
Total liabilities and stockholders’ equity	$466,132	$470,815

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED INCOME STATEMENT (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,
	2012	2011
Interest income:
Loans receivable, including fees	$4,745	$5,247
Securities	61	94
Mortgage-backed securities	474	463
Total interest income	5,280	5,804
Interest expense:
Deposits	990	1,267
FHLB advances	313	357
Total interest expense	1,303	1,624
Net interest income before provision for loan losses	3,977	4,180
Provision for loan losses	300	525
Net interest income after provision for loan losses	3,677	3,655
Noninterest income
Deposit service fees	391	529
Other deposit fees	189	217
Gain on sale of investments	-	193
Loan fees	185	229
Gain (loss) on sale of loans	177	(12)
Gain on sale of property, premises and equipment	-	51
Other income	430	293
Total noninterest income	1,372	1,500
Noninterest expense
Compensation and benefits	2,135	2,128
General and administrative expenses	819	1,108
Real estate owned impairment	235	1,119
Real estate owned holding costs	185	258
Federal Deposit Insurance Corporation (FDIC) insurance premiums	162	250
Information technology	360	1,280
Occupancy and equipment	539	527
Deposit services	189	107
Marketing	127	152
Loss (gain) on sale of real estate owned	20	(59)
Total noninterest expense	4,771	6,870
Income (loss) before provision for income tax	278	(1,715)
Provision for income tax	-	-
Net income (loss)	$278	$(1,715)
Basic earnings (loss) per share	$0.11	$(.70)
Diluted earnings (loss) per share	$0.11	$(.70)

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,
	2012	2011

NET INCOME (LOSS)	$278	$(1,715)

OTHER COMPREHENSIVE INCOME, net of
income tax
Unrealized holding gains on available-for-sale
securities during the period, net of income tax
expense of $66 and $64, respectively	128	124

Adjustment for realized gains included in
Net income (loss), net of income tax expense
of $49	-	(145)

Other comprehensive income (loss), net of
income tax	128	(21)

COMPREHENSIVE INCOME (LOSS)	$406	$(1,736)

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$278	$(1,715)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	243	240
Net amortization of premiums on securities	3	20
Provision for loan losses	300	525
ESOP expense	20	14
Real estate owned impairment	235	1,119
Deferred income taxes, net of valuation allowance	66	(11)
Income from life insurance investment	(164)	(180)
(Gain) loss on sale of loans	(177)	12
Gain on sale of investments	-	(193)
Originations of loans held for sale	(7,326)	(3,574)
Proceeds from sale of loans held for sale	6,357	2,777
Gain on sale of property, premises, and equipment	-	(51)
Loss (gain) on sale of real estate owned	20	(59)
(Decrease) Increase in operating assets and liabilities:
Accrued interest receivable	(178)	31
Prepaid expenses, other assets, and income tax receivable	917	246
Supplemental Executive Retirement Plan	(41)	(40)
Accounts payable and other liabilities	2,593	382

Net cash provided by (used by) operating activities	3,146	(457)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	-	3,235
Purchases of available-for-sale investments	(4,513)	-
Purchase of held-to-maturity investments	(1,352)	-
Principal repayments on mortgage-backed securities available-for-sale	3,967	1,202
Principal repayments on mortgage-backed securities held-to-maturity	600	485
Loan originations, net of undisbursed loan proceeds and principal repayments	(699)	6,589
Proceeds from sale of real estate owned	1,677	2,790
Capital improvements on real estate owned	(30)	(46)
Proceeds from sale of property, premises, and equipment	-	143
Purchase of fixed assets	(23)	21

Net cash provided by (used by) investing activities	(373)	14,419

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(8,229)	12,138
Net change in advance payments by borrowers for taxes and insurance	568	808
Repayment on FHLB advances	-	(11,000)

Net cash provided (used by) from financing activities	$(7,661)	$1,946

(Continued)

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued) (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,
	2012	2011

NET CHANGE IN CASH AND DUE FROM BANKS	$(4,888)	$15,908

Beginning of period	78,673	63,757

End of period	$73,785	$79,665

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities
Net loans transferred to real estate owned	$676	$2,441

Loans securitized into mortgage-backed securities	$1,069	$-

Originations of mortgage servicing rights	$66	$3

Cash paid during the period for
interest	$1,305	$1,647

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

Anchor Bank is a community-based savings bank primarily serving Western Washington through its 13 full-service bank offices (including three Wal-Mart store locations) within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, Washington.   In addition we have one loan production office located in Grays Harbor County.  Anchor Bank’s business consists of attracting deposits from the public and utilizing those deposits to originate loans.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 (“2012 Form 10-K”).  The results of operations for the three months ended September 30, 2012 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2013. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported net income (loss) or equity.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. With the ASU, a company testing indefinite-lived intangibles for impairment now has the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current guidance. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In September 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections:  Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22.   This ASU amends various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC’s Final Rule, “Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification,” Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) related to ASU 2010-22, Accounting for Various Topics.   The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Note 5 -Regulatory Order, Economic Environment, and Management’s Plans

Anchor Bank entered into an Order to Cease and Desist (“Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions, Division of Banks (“DFI”) on August 12, 2009. On September 5, 2012 the FDIC and the DFI terminated the Order and it was replaced with a Supervisory Directive.

The Order was terminated as a result of the steps Anchor Bank took in complying with the Order and reducing its level of classified assets, augmenting management and improving the overall condition of the Bank.

The Supervisory Directive contains provisions concerning (i) the management and directors of Anchor Bank; (ii) restrictions on paying dividends; (iii) reductions of classified assets; (iv) maintaining Tier 1 capital  in an amount equal to or exceeding 10% of Anchor Bank’s total assets;  (v) policies concerning the allowance for loan and lease losses (“ALLL”) ; and (vi) requirements to furnish a revised three-year business plan to improve Anchor Bank’s profitability and progress reports to the FDIC and DFI.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income or loss, as applicable, available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share.

	For the quarter ended September 30, 2012	For the quarter ended September 30, 2011
	(Dollars in thousands, except share data)

Net income (loss)	$278	$(1,715)

Weighted-average common shares outstanding	2,458,483	2,451,683

Basic earnings (loss) per share	$0.11	$(0.70)

Diluted earnings (loss) per share	$0.11	$(0.70)

There were no dilutive or antidilutive options at or for the period ended September 30, 2012 and 2011.

Note 7 - Investments

The amortized cost and estimated fair market values of investment securities as of September 30, 2012 and June 30, 2012, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2012	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$1,621	$27	$-	$1,648
Freddie Mac (“FHLMC”)
mortgage-backed securities	48,137	899	(186)	48,850
	$49,758	$926	$(186)	$50,498

Securities held-to-maturity
Municipal bonds	$140	$-	$-	$140
FHLMC mortgage-backed securities	7,788	513	-	8,301
	$7,928	$513	$-	$8,441

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2012	Cost	Gains	Losses	Value
	(In thousands)
Securities available-for-sale

Municipal bonds	$1,623	$33	$-	$1,656
FHLMC mortgage-backed securities	46,547	701	(187)	47,061
	$48,170	$734	$(187)	$48,717

Securities held-to-maturity
Municipal bonds	$142	$-	$-	$142
FHLMC mortgage-backed securities	7,037	511	-	7,548
	$7,179	$511	$-	$7,690

At September 30, 2012 there were 22 securities in an unrealized loss position. At June 30, 2012, there were 20 securities in an unrealized loss position.  The unrealized losses on investments in debt securities relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities’ purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities.  We do expect to recover the entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of September 30, 2012 and June 30, 2012, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2012	(In thousands)
Securities available-for-sale
FHLMC mortgage-backed securities	$23,735	$(186)	$-	$-	$23,735	$(186)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2012
Securities available-for-sale
FHLMC mortgage-backed securities	$23,168	$(187)	$-	$-	$23,168	$(187)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual maturities of securities at September 30, 2012 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

September 30, 2012	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Due within one year	$170	$171
Due after one to five years	600	619
Due after five to ten years	-	-
Due after ten years	851	858

FHLMC mortgage-backed securities	48,137	48,850
	$49,758	$50,498

	Amortized Cost	Fair Value
	(In thousands)
Securities held-to-maturity
Due after ten years	$140	$140

FHLMC mortgage-backed securities	7,788	8,301
	$7,928	$8,441

Sales, maturities, and calls for the dates indicated are summarized as follows:

	For The Three Months Ended
	September 30, 2012	September 30, 2011
	(Dollars in thousands)
Proceeds from sales	$-	$3,235
Proceeds from maturities and calls	-	-
Gross realized gains	-	193
Gross realized losses	-	-

At September 30, 2012 and June 30, 2012, respectively, securities with total book values of $6.5 million and $3.8 million, and total fair values of $6.8 million and $4.2 million were pledged to secure certain public deposits. At September 30, 2012 and June 30, 2012, securities with total book values of $1.0 million and $1.2 million and total fair values of $1.1 million and $1.2 million, respectively, were pledged to secure certificates of deposit in excess of FDIC-insured limits. At September 30, 2012 and June 30, 2012, securities with total book values of $4.2 million and $4.6 million and total fair values of $4.3 million and $4.7 million, respectively, were pledged to secure FHLB borrowings.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Loans Receivable, net

Loans receivable consisted of the following at the dates indicated:

	September 30,	June 30,
	2012	2012

	(In thousands)
Real estate
One-to-four family	$79,976	$82,709
Multi-family	41,800	42,032
Commercial real estate	102,228	97,306
Construction	8,115	6,696
Land	6,063	7,062
Total real estate	238,182	235,805

Consumer
Home equity	29,517	31,504
Credit cards	5,184	5,180
Automobile	2,769	3,342
Other consumer loans	2,960	2,968
Total consumer	40,430	42,994

Commercial business	16,370	16,618
Total loans	294,982	295,417

Less
Deferred loan fees and unamortized
discount on purchased loans	802	605
Allowance for loan losses	6,680	7,057
	$287,500	$287,755

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2012:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	2012 Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,659	$238	$578	$148	$368	$1,508	$2,558	$7,057
Provision for loan losses	(160)	7	14	68	(40)	182	229	300
Charge-offs	(95)	-	-	-	-	(499)	(181)	(775)
Recoveries	21	-	4	18	-	52	3	98

Ending balance	$1,425	$245	$596	$234	$328	$1,243	$2,609	$6,680
(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2011:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	2011 Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,980	$88	$173	$1,163	$191	$2,135	$1,509	$7,239
Provision for loan losses	800	131	357	(756)	(40)	504	(471)	525
Charge-offs	(398)	-	(59)	(154)	-	(301)	-	(912)
Recoveries	253	-	2	136	-	38	85	514

Ending balance	$2,635	$219	$473	$389	$151	$2,376	$1,123	$7,366
(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2012:
	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$10,281	$11,127	$-
Multi-family	2,365	2,509	-
Commercial real estate	8,257	8,257	-
Construction	4,118	4,118	-
Land	462	476	-
Home equity	209	213	-
Commercial business	2,211	2,476	-

With an allowance recorded
One-to-four family	$1,781	$1,783	$219
Home equity	100	103	19
Commercial business	2,311	2,316	1,672

Total
One-to-four family	$12,062	$12,910	$219
Multi-family	2,365	2,509	-
Commercial real estate	8,257	8,257	-
Construction	4,118	4,118	-
Land	462	476	-
Home equity	309	316	19
Commercial business	4,522	4,792	1,672
Total	$32,095	$33,378	$1,910

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$10,510	$11,769	$-
Multi-family	2,263	2,408	-
Commercial real estate	2,745	2,757	-
Construction	4,044	4,044	-
Land	686	745	-
Home Equity	276	278	-
Commercial business	2,069	2,170	-

With an allowance recorded
One-to-four family	$880	$880	$105
Commercial business	2,670	2,678	1,780

Total
One-to-four family	$11,390	$12,649	$105
Multi-family	2,263	2,408	-
Commercial real state	2,745	2,757	-
Construction	4,044	4,044	-
Land	686	745	-
Home Equity	276	278	-
Commercial Business	4,739	4,848	1,780
Total	$26,143	$27,729	$1,885

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the quarter ended September 30, 2012

	Three Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded
One-to-four family	$10,396	$104
Multi-family	2,314	20
Commercial real estate	5,501	64
Construction	4,081	19
Land	574	7
Home equity	243	2
Commercial business	2,140	25

With an allowance recorded
One-to-four family	$1,331	$23
Home equity	50	-
Commercial business	2,491	-

Total
One-to-four family	$11,726	$127
Multi-family	2,314	20
Commercial real estate	5,501	64
Construction	4,081	19
Land	574	7
Home equity	293	2
Commercial business	4,631	25
Total	$29,119	$264

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the quarter ended September 30, 2011:

	Three Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no Allowance recorded
One-to-four family	$14,177	$130
Multi-family	1,646	7
Commercial Real Estate	7,741	69
Construction	4,654	15
Land	108	2
Home Equity	467	3
Commercial business	3,751	21

With an Allowance recorded
One-to-four family	$1,210	$13
Commercial Real Estate	324	2
Construction	3,100	-
Home Equity	41	1
Commercial business	246	1

Total
One-to-four family	$15,387	$143
Multi-family	1,646	7
Commercial Real Estate	8,065	71
Construction	7,754	15
Land	108	2
Home Equity	508	4
Commercial Business	3,997	22
Total	$37,465	$264

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2012:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Total
(In thousands)
Allowance for loan losses:
Ending balance	$ 1,425	$ 245	$ 596	$ 234	$ 328	$ 1,243	$ 2,609	$ 6,680
Ending balance: individually evaluated for impairment	219	-	-	-	-	19	1,672	1,910
Ending balance: collectively evaluated for impairment	$ 1,206	$ 245	$ 596	$ 234	$ 328	$ 1,224	$ 937	$ 4,770

Loans receivable:
Ending balance	$ 79,976	$41,800	$ 102,228	$ 8,115	$ 6,063	$ 40,430	$ 16,370	$ 294,982
Ending balance: individually evaluated for impairment	12,062	2,365	8,257	4,118	462	309	4,522	32,095
Ending balance: collectively evaluated for impairment	$ 67,914	$39,435	$ 93,971	$ 3,997	$ 5,601	$ 40,121	$ 11,840	$ 262,887
(1)	Consumer loans include home equity, credit cards, auto and other loans.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Total
(In thousands)
Allowance for loan losses:
Ending balance	$ 1,659	$ 238	$ 578	$ 148	$ 368	$ 1,508	$ 2,558	$ 7,057
Ending balance: individually evaluated for impairment	105	-	-	-	-	-	1,780	1,885
Ending balance: collectively evaluated for impairment	$ 1,554	$ 238	$ 578	$ 148	$ 368	$ 1,508	$ 778	$ 5,172

Loans receivable:
Ending balance	$ 82,709	$ 42,032	$ 97,306	$ 6,696	$ 7,062	$ 42,994	$ 16,618	$ 295,417
Ending balance: individually evaluated for impairment	11,390	2,263	2,745	4,044	686	276	4,739	26,143
Ending balance: collectively evaluated for impairment	$ 71,319	$ 39,769	$ 94,561	$ 2,652	$ 6,376	$ 42,718	$ 11,879	$ 269,274
(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in non-accrual and loans past due 90 days still on accrual by type of loans as of the dates indicated:

	September 30,	June 30,
	2012	2012
	(In thousands)

One-to-four family	$1,684	$1,878
Multi-family	102	-
Commercial real estate	-	-
Construction	3,444	3,369
Land loans	71	109
Home equity	260	159
Automobile	68	66
Credit cards	19	16
Other	12	1
Commercial business	2,865	3,124
Total	$8,525	$8,722

The table above includes $8.5 million in non-accrual and $57,000 in past due 90 days or more and still accruing, net of partial loan charge-offs at September 30, 2012. There were $8.7 million in non-accrual and $55,000 in past due 90 days or more and still accruing at June 30, 2012.

The following table presents past due loans, net of partial loan charge-offs, by class, as of September 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$ 2,133	$ 983	$ 1,684	$ 4,800	$ 75,176	$ 79,976
Multi-family	-	-	102	102	41,698	41,800
Commercial real estate	510	5,516	-	6,026	96,202	102,228
Construction	-	-	3,444	3,444	4,671	8,115
Land	37	-	71	108	5,955	6,063
Home equity	774	227	260	1,261	28,256	29,517
Automobile	26	-	68	94	2,675	2,769
Credit cards	27	14	19	60	5,124	5,184
Other	27	-	12	39	2,921	2,960
Commercial business	191	-	2,865	3,056	13,314	16,370

Total	$ 3,725	$ 6,740	$ 8,525	$ 18,990	$ 275,992	$ 294,982

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by type as of June 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)

One-to-four family	$ 1,787	$ 1,668	$ 1,878	$ 5,333	$ 77,376	$ 82,709
Multi-family	-	101	-	101	41,931	42,032
Commercial real estate	170	-	-	170	97,136	97,306
Construction	-	-	3,369	3,369	3,327	6,696
Land	149	-	109	258	6,804	7,062
Home equity	558	358	159	1,075	30,429	31,504
Credit cards	40	39	16	95	5,085	5,180
Automobile	70	-	66	136	3,206	3,342
Other	68	-	1	69	2,899	2,968
Commercial business	343	142	3,124	3,609	13,009	16,618

Total	$ 3,185	$ 2,308	$ 8,722	$ 14,215	$ 281,202	$ 295,417

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
•
A seasoned loan with a Debt Service Coverage Ratio (“DSCR”) of greater than 1.09 but less than 1.20 and above is the minimum acceptable level for a “Pass Credit”.   Particular attention should be paid to coverage

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

trend analysis as a declining trend may warrant an elevated risk grade regardless of current coverage at or above the threshold

Credits classified as other assets especially mentioned are risk rated 7.  These credits have potential weaknesses that deserve management’s close attention.   If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset.   Special Mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

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

•
A seasoned loan with a DSCR of greater than 0.99 but less than 1.10 and above is the minimum acceptable level for a “Pass Credit”.  Particular attention should be paid to coverage trend analysis as a declining trend may warrant an elevated risk grade regardless of current coverage at or above the threshold

Assets classified as Substandard are rated 8.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  An asset is considered Substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged.

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

•
A seasoned loan with a DSCR greater than 1.00 is the minimum acceptable level for a “Pass Credit”. Particular attention should be paid to coverage trend analysis as a declining trend may warrant an elevated risk grade regardless of current coverage at or above the threshold.

An asset classified as Doubtful is risk rated 9 and has all the inherent weaknesses as those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable is improbable.

A loan classified as Doubtful has the following characteristics:

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.
•	Loan to be eliminated from the active loan reporting system via charge off.

The following table represents the internally assigned grade as of September 30, 2012, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:

Pass	$ 62,975	$ 26,999	$ 73,823	$ 1,791	$ 5,493	$ 27,035	$ 5,124	$ 2,604	$ 2,861	$ 8,553	$ 217,258
Watch	2,771	3,167	16,853	-	37	1,477	41	94	38	644	25,122
Special Mention	2,150	9,269	7,369	1,897	-	307	-	3	50	249	21,294
Substandard	12,080	2,365	4,183	4,427	533	698	19	68	11	6,924	31,308
Doubtful	-	-	-	-	-	-	-	-	-	-	-

Total	$ 79,976	$ 41,800	$ 102,228	$ 8,115	$ 6,063	$ 29,517	$ 5,184	$ 2,769	$ 2,960	$ 16,370	$ 294,982

The following table represents the credit risk profile based on payment activity as of September 30, 2012, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)

Performing	$ 78,292	$41,698	$ 102,228	$ 4,671	$ 5,992	$ 29,257	$ 5,165	$ 2,701	$ 2,948	$ 13,505	$ 286,457
Nonperforming(1)	1,684	102	-	3,444	71	260	19	68	12	2,865	8,525

Total	$ 79,976	$ 41,800	$ 102,228	$ 8,115	$ 6,063	$ 29,517	$ 5,184	$ 2,769	$ 2,960	$ 16,370	$ 294,982

(1)	Loans that are more than 90 days past due and non-accrual loans are considered non-performing.

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

Troubled Debt Restructure. At September 30, 2012, troubled debt restructured loans (“TDRs”), included in impaired loans above, totaled $15.4 million with $695,000 currently in non-accrual.  Restructured loans are an option that the Bank uses to minimize risk of loss and are a concession granted to a borrower experiencing financial difficulties that it would not otherwise consider. The modifications have included items such as lowering the interest on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank’s best interest. At September 30, 2012, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.

The Bank has utilized a combination of rate and term modifications for its TDRs.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents TDR loans by accrual versus nonaccrual status and by loan class as of September 30, 2012:

	September 30, 2012
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$10,496	$695	$11,191
Multi-family	2,263	-	2,263
Construction	389	-	389
Land	73	-	73
Home equity	150	-	150
Commercial business	1,347	-	1,347
Total	$14,718	$695	$15,413

The following table represents TDR loans by accrual versus nonaccrual status and by loan class as of June 30, 2012:

	June 30, 2012
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$9,552	$1,201	$10,753
Multi-family	2,263	-	2,263
Construction	571	-	571
Land	74	-	74
Home equity	151	-	151
Commercial business	1,300	-	1,300
Total	$13,911	$1,201	$15,112

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents new TDR loans by type of modification that occurred during the three months ended September 30, 2012:

Pre-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(Dollars in thousands)
One-to-four family	5	$ -	$ -	$ -	$ 1,338	$ 1,338
Commercial business	-	-	-	-	-	-
Total	5	$ -	$ -	$ -	$ 1,338	$ 1,338

Post-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(Dollars in thousands)
One-to-four family	5	$ -	$ -	$ -	$ 1,287	$ 1,287
Commercial business	-	-	-	-	-	-
Total	5	$ -	$ -	$ -	$ 1,287	$ 1,287

Following table presents new TDR loans by type of modification that occurred during the three months ended September 30, 2011:

Pre-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(Dollars in thousands)
One-to-four family	1	$ -	$ -	$ -	$ 207	$ 207
Commercial business	1	-	-	-	102	102
Total	2	$ -	$ -	$ -	$ 309	$ 309

Post-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(Dollars in thousands)
One-to-four family	1	$ -	$ -	$ -	$ 153	$ 153
Commercial business	1	-	-	-	102	102
Total	2	$ -	$ -	$ -	$ 255	$ 255

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table below represents loans modified as troubled debt restructuring within the previous 12 months for which there was a payment default during the quarters presented:

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Post- TDR investment

One-to-four family	$684	$953
Commercial real estate	-	294
Total	$684	$1,247

Note 9 - Real Estate Owned, net

The following table is a summary of real estate owned for the quarters ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Balance at the beginning of the period	$6,708	$12,597
Loans transferred to real estate owned	676	2,441
Capitalized improvements	30	46
Sales	(1,697)	(2,731)
Impairments	(235)	(1,119)
Balance at the end of the period	$5,482	$11,234

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Compensation expense related to the ESOP for the three months ended September 30, 2012 and 2011 was $19,833 and $13,800, respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	September 30, 2012	June 30, 2012
	(dollars in thousands)
Allocated shares	11,333	9,633
Unallocated shares	90,667	92,367
Total ESOP shares	102,000	102,000

Fair value of unallocated shares	$1,056	$955

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

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended September 30, 2012.The following table shows the Company’s assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)

Municipal bonds	$-	$1,648	$-	$1,648
Mortgage-backed securities	-	48,850	-	48,850

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)

Municipal bonds	$-	$1,656	$-	$1,656
Mortgage-backed securities	-	47,061	-	47,061

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

recorded at the lower of cost or fair value. The following table presents the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	September 30, 2012
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)

Impaired loans (1)	$-	$-	$28,983	$28,983	$(3,112)
Real estate owned	$-	$-	$5,482	$5,482	$(4,950)
Loans held for sale (2)	$387	$-	$-	$387	$-

(1) The balance disclosed for impaired loans represents the impaired loans where fair value is less than unpaid principal prior to impairment at September 30, 2012.
(2) The fair value is based on quoted market prices obtained from FHLMC or from direct sales to other third parties. FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

	June 30, 2012
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)

Impaired loans (1)	$-	$-	$22,733	$22,733	$(3,410)
Real estate owned	$-	$-	$6,708	$6,708	$(5,381)
Loans held for sale (2)	$312	$-	$-	$312	$-

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents quantitative information about Level 3 fair value instruments measured at fair value on a recurring basis.

	September 30, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Average Discount
	(Dollars in thousands)
Impaired Loans	$32,095	Market approach	Adjusted for differences between comparable sales	4%
Real estate owned	$5,482	Market approach	Adjusted for differences between comparable sales	4%

	June 30, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Average Discount
	(Dollars in thousands)
Impaired Loans	$26,143	Market approach	Adjusted for differences between comparable sales	6%
Real estate owned	$6,708	Market approach	Adjusted for differences between comparable sales	20%

The estimated fair values of financial instruments at the dates indicated are as follows:

	September 30, 2012		June 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

	(In thousands)
Assets
Cash and due from banks	$73,785	$73,785	$78,673	$78,673
Securities available-for-sale, at fair value	50,498	50,498	48,717	48,717
Securities held-to-maturity	7,928	8,441	7,179	7,690
Loans held for sale	387	387	312	312
Loans receivable, net of allowance for loan losses	287,500	274,539	287,755	273,122
Life insurance investment, net of surrender charges	18,421	18,421	18,257	18,257
Accrued interest receivable	1,710	1,710	1,532	1,532
FHLB stock, at cost	6,452	6,452	6,510	6,510

Liabilities
Demand deposits, savings and money market	173,223	173,223	174,600	174,600
Certificates of deposit	164,346	161,317	171,198	168,467
FHLB advances	64,900	66,312	64,900	66,465
Advance payments by borrowers for taxes and insurance	1,130	1,130	562	562
SERP	1,723	1,723	1,764	1,764

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commitments to extend credit represent the principal categories of off-balance-sheet financial instruments. The fair values of these commitments are not material since they are for a short period of time and are subject to customary credit terms.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2012 and June 30, 2012.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and due from banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as demand deposits, savings, and money market, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30. 2012
Financial Instruments-Assets
Securities held-to-maturity	$7,928	$8,441	$-	$8,441	$-
Loans receivable, net of allowance for loan losses	$287,500	$274,539	$-	$-	$274,539

Financial Instruments-Liabilities
Certificates of deposit	$164,346	$161,317	$-	$161,317	$-
FHLB advances	$64,900	$66,312	$-	$66,312	$-

June 30. 2012
Financial Instruments-Assets
Securities held-to-maturity	$7,179	$7,690	$-	$7,690	$-
Loans receivable, net of allowance for loan losses	$287,755	$273,122	$-	$-	$273,122

Financial Instruments-Liabilities
Certificates of deposit	$171,198	$168,467	$-	$168,467	$-
FHLB advances	$64,900	$66,465	$-	$66,465	$-

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

SERP-The carrying amount is a reasonable estimate of its fair value.

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

•
our compliance with the Supervisory Directive or other regulatory enforcement actions and the possibility that we will be unable to fully comply with the Directive which could result in the imposition of additional requirements or restrictions;

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
Form 10-Q.

Some of these and other factors are discussed in our 2012 Form10-K under Item 1A. “Risk Factors.”  Such developments could have an adverse impact on our financial position and results of operations.

Any of the forward-looking statements that we make in this quarterly report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  Because of these and other uncertainties, our actual results for fiscal year 2013 and beyond may differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

Background and Overview

Anchor Bancorp is a bank holding company which primarily engages in the business activity of its subsidiary, Anchor Bank.  Anchor Bank is a community-based savings bank primarily serving Western Washington through our 13 full-service banking offices (including three Wal-Mart store locations) and one loan production office located within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers. Historically, lending activities have been primarily directed toward the origination of one-to-four family construction, commercial real estate and consumer loans.  Since 1990, we have also offered commercial real estate loans and multi-family loans primarily in Western Washington. To an increasing extent in recent years, lending activities have also included the origination of residential construction loans through brokers, in particular within the Portland, Oregon metropolitan area and increased reliance on non-deposit sources of funds.

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

Anchor Bank entered into an Order to Cease and Desist (“Order”) with the FDIC and the Washington DFI on August 12, 2009. Anchor Bank became subject to the Order primarily because of its increased level of non-performing assets, reduced capital position and pre-tax operating losses in 2010 and 2009. On September 5, 2012, Anchor Bank’s regulators, the FDIC and the DFI terminated the Order and the Bank became subject to a Supervisory Directive.  The Order was terminated as a result of the steps Anchor Bank took in complying with the Order and reducing its level of classified assets, augmenting management and improving the overall condition of the Bank.   The Bank believes that it is in compliance with the requirements set forth in the Supervisory Directive.

Additional information regarding Supervisory Directive is included in Note 5 to the Selected Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q and Item 1A. “Risk Factors – Compliance with Regulatory Restrictions” in the 2012 Form10-K.

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

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our Board of Directors and management assess the allowance for loan losses on a quarterly basis. The Executive Loan Committee analyzes several different factors including delinquency rates, charge-off rates and the changing risk profile of our loan portfolio, as well as local economic conditions such as unemployment rates, the bankruptcies and vacancy rates of business and residential properties.

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution’s income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, we carried a valuation allowance of $7.8 million at September 30, 2012. The deferred tax provision for the period is equal to the net change in the net deferred tax asset from the beginning to the end of the period, less amounts applicable to the change in value related to securities available for sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from deferred loan fees and costs, mortgage servicing rights, loan loss reserves and dividends received from the FHLB of Seattle. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

Real Estate Owned. Real estate acquired through foreclosure is transferred to the real estate owned asset classification at fair value and subsequently carried at the lower of cost or market. Costs associated with real estate owned for maintenance, repair, property tax, etc., are expensed during the period incurred. Assets held in real estate owned are reviewed monthly for potential impairment. When impairment is indicated the impairment is charged against current period operating results and netted against the real estate owned to reflect a net book value. At disposition any residual difference is either charged to current period earnings as a loss on sale or reflected as income in a gain on sale.

Comparison of Financial Condition at September 30, 2012 and June 30, 2012

General. Total assets decreased by $4.7 million, or 1.0%, to $466.1 million at September 30, 2012, from $470.8 million at June 30, 2012.  The decrease in assets during this period was primarily a result of cash and due from banks decreasing $4.9 million or 6.2% and total real estate owned decreasing $1.2 million, or 18.3%, partially offset by an increase in securities available for sale of $1.8 million, or 3.7%.  Total liabilities decreased $5.1 million or 1.2% to $411.7 million at September 30, 2012 compared to $416.8 million at June 30, 2012.  Total deposits decreased $8.2 million, or 2.4%, to $337.6 million at September 30, 2012 from $345.8 million at June 30, 2012 primarily as a result of decreases in money market deposits and certificate of deposits.

Assets. Total assets decreased $4.7 million or 1.0% at September 30, 2012 from June 30, 2012. The following table details the increases and decreases in the composition of the Bank’s assets from June 30, 2012 to September 30, 2012:

			Increase/(Decrease)

	Balance at September 30, 2012	Balance at June 30, 2012	Amount	Percent
	(Dollars in thousands)

Cash and due from banks	$73,785	$78,673	$(4,888)	(6.2)%
Mortgage-backed securities, available-for- sale	48,850	47,061	1,789	3.8
Mortgage-backed securities, held to maturity	7,778	7,037	741	10.5
Loans receivable, net of allowance for loan losses	287,500	287,755	(255)	(0.1)
Real estate owned , net	5,482	6,708	(1,226)	(18.3)

Cash and due from banks decreased $4.9 million or 6.2% at September 30, 2012 from June 30, 2012.  We used $5.6 million to purchase FHLMC mortgage- backed securities during the quarter.

Mortgage-backed securities available-for-sale increased $1.8 million, or 3.8%, to $48.9 million at September 30, 2012 from $47.1 million at June 30, 2012. The increase in this portfolio was primarily the result of purchases of five FHLMC mortgage- backed securities totaling $5.6 million, contractual payments of $4.0 million, and $200,000 increase for mark-to-market.

Loans receivable, net, decreased $255,000 or 0.1% to $287.5 million at September 30, 2012 from $287.8 million at June 30, 2012.  Commercial real estate loans increased $4.9 million or 5.1% to $102.2 million from $97.3 million at June 30, 2012 and one-to-four family residential loans decreased $2.7 million or 3.3% to $80.0 million from $82.7 million at June 30, 2012.

Deposits. Deposits decreased $8.2 million, or 2.4%, to $337.6 million at September 30, 2012 from $345.8 million at June 30, 2012.

The following table details the changes in deposit accounts at the dates indicated:

			Increase/(Decrease)

	Balance at September 30, 2012	Balance at June 30, 2012	Amount		Percent
	(Dollars in thousands)

Noninterest-bearing demand deposits	$38,184	$37,941		$243	0.6%
Interest-bearing demand deposits	17,199	16,434		765	4.7
Money market accounts	81,476	83,750		(2,274)	(2.7)
Savings deposits	36,364	36,475		(111)	(0.3)
Certificates of deposit
Retail certificates	164,346	171,198		(6,852)	(4.0)
Brokered certificates	-	-		-	-
Total deposit accounts	$337,569	$345,798	$	$ (8,229)	(2.4)%

Borrowings.  FHLB advances remained at $64.9 million at September 30, 2012 and June 30, 2012.

Stockholders’ Equity. Total stockholders’ equity increased $426,000 or 0.8% to $54.5 million at September 30, 2012 from $54.0 million at June 30, 2012. The increase was primarily due to the $278,000 net income during the three months ended September 30, 2012.  Accumulated other comprehensive income increased $128,000 to $103,000 at September 30, 2012 from a loss of $(25,000) at June 30, 2012.

Comparison of Operating Results for the Three Months ended September 30, 2012 and 2011

General. Net income for the three months ended September 30, 2012 was $278,000 compared to a net loss of $1.7 million for the three months ended September 30, 2011.

Net Interest Income. Net interest income before the provision for loan losses decreased $203,000, or 4.9%, to $4.0 million for the quarter ended September 30, 2012 from $4.2 million for the quarter ended September 30, 2011.

The Company’s net interest margin decreased one basis point to 3.68% for the quarter ended September 30, 2012, from 3.69% for the comparable period in 2011. The average yield on interest-earning assets decreased 24 basis points to 4.89% for the quarter ended September 30, 2012 compared to 5.13% for the same period in the prior year.  The decline in the yield of interest-earning assets was primarily attributable to the downward repricing of investment securities, and a higher level of liquidity.

The average cost of interest-bearing liabilities decreased 25 basis points to 1.41% for the quarter ended September 30, 2012 compared to 1.66% for the same period in the prior year.

This decline in the average cost of interest-bearing liabilities was primarily due to a 45 basis point decrease in the average cost of money market accounts and a 19 basis point decrease in certificates of deposit.

The following table sets forth the changes to our net interest income for the three months ended September 30, 2012 compared to the same period in 2011. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$111	$(613)	$(502)
Mortgage-backed securities	(160)	171	11
Investment securities, FHLB stock and cash and due from banks	(37)	4	(33)
Total net change in income on interest-earning assets	$(86)	$(438)	$(524)
Interest-bearing liabilities:
Savings deposits	$(32)	$5	$(27)
Interest-bearing demand deposits	(4)	(2)	(6)
Money market accounts	(93)	8	(85)
Certificates of deposit	(80)	(77)	(157)
FHLB advances	10	(56)	(46)

Total net change in expense on interest-bearing liabilities	(199)	(122)	(321)
Total increase (decrease) in net interest income	$113	$(316)	$(203)

Interest Income. Total interest income for the three months ended September 30, 2012 decreased $524,000, or 9.0%, to $5.3 million, from $5.8 million for the three months ended September 30, 2011. The decrease during the period was attributable to the decline in net loans receivable. Average loans receivable declined $39.2 million during the quarter ended September 30, 2012, compared to the same quarter last year.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012		2011		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2011
	(Dollars in thousands)

Loans receivable, net (1)	$296,466	6.40%	$335,698	6.25%	$(502)
Mortgage-backed securities	53,735	3.53	39,216	4.72	11
Investment securities	1,795	4.90	5,583	4.44	(40)
FHLB stock	6,505	-	6,510	-	-
Cash and due from banks	73,264	0.21	65,866	0.19	7
Total interest-earning assets	$431,765	4.89%	$452,873	5.13%	$(524)

(1)
Non-accruing loans have been included in the table as loans carrying a zero yield for the period that they have been on non-accrual.  Calculated net of deferred loan fees, loan discounts, and loans in process.

Interest Expense. Interest expense decreased $321,000 or 19.8%, to $1.3 million for the three months ended September 30, 2012, from $1.6 million for the three months ended September 30, 2011. The decrease during the period was primarily attributable to the reduction of both the average balance and average rate paid for most interest-bearing liabilities over that time period, especially certificates of deposit. The average cost of interest-bearing liabilities decreased 25 basis points to 1.41% for the three months ended September 30, 2012 compared to 1.66% for the same period of the prior year. This decrease was primarily due to a 19 basis point decline in our average cost of certificates of deposit and a 45 basis point decline in the average cost of money market accounts.

The following table details average balances cost of funds and the change in interest expense for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012		2011		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2011
	(Dollars in thousands)

Savings deposits	$36,323	0.31%	$33,369	0.66%	$(27)
Interest-bearing demand deposits	16,747	0.14	19,299	0.25	(6)
Money market deposits	82,808	0.38	78,819	0.83	(85)
Certificates of deposit	168,358	2.09	181,875	2.28	(157)
FHLB advances	64,900	1.92	76,889	1.86	(46)
Total interest-bearing liabilities	$369,136	1.41%	$390,251	1.66%	$(321)

Provision for Loan Losses. The provision for loan losses is impacted by the historical performance and current risk factors associated with each loan type in our portfolio.  As we increase the loan portfolio, we anticipate an increase in the provision for loan losses based upon both portfolio growth and the risk characteristics associated with the respective portfolio type.

In connection with its analysis of the loan portfolio at September 30, 2012, management determined that a provision for loan losses of $300,000 was required for the three months ended September 30, 2012, compared to the $525,000 provision for loan losses established for the three months ended September 30, 2011. The provision reflects some stabilization in the general economy and real estate market and reflects the decline in non-performing loans during the current fiscal quarter as well as net charge-offs of  $677,000 during the three months ended September 30, 2012. Net charge-offs for the three months ended September 30, 2011 totaled $398,000.  Non-performing loans, those loans which are 90 days past due or on non- accrual status,  were $8.5 million, or 1.9% of total assets, at September 30, 2012, compared to $8.7 million, or 1.9% of total assets, at June 30, 2012.

Management considers the allowance for loan losses at September 30, 2012 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by our regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The provision for loan losses is impacted by the historical performance and current risk factors associated with each loan type in our portfolio.  As we increase the loan portfolio, we anticipate an increase in the allowance for loan losses based upon both portfolio growth and the risk characteristics associated with the respective portfolio type.

The following table details activity and information related to the allowance for loan losses at and for the three months ended September 30, 2012 and 2011:

	At or For the Three Months Ended September 30,
	2012	2011
	(In thousands)

Provision for loan losses	$300	$525
Net charge-offs	$677	$398
Allowance for loan losses	$6,680	$7,366
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	2.3%	2.3%
Non-accrual and 90 days or more past due loans	$8,525	$11,224
Allowance for loan losses as a percentage of non-performing loans at the end of the period	78.4%	65.6%
Non-accrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	2.9%	3.5%
Total loans	$294,982	$323,340

Noninterest Income. Noninterest income decreased $128,000, or 8.5%, to $1.4 million for the three months ended September 30, 2012 from $1.5 million for the same quarter in 2011. The following table provides a detailed analysis of the changes in the components of noninterest income for the three months ended September 30, 2012 compared to the same period in 2011:

	Three Months Ended September 30,		Increase (decrease)
	2012	2011	Amount	Percent
	(Dollars in thousands)

Deposit services fees	$391	$529	$(138)	(26.1)%
Other deposit fees	189	217	(28)	(12.9)
Gain on sale of investments	-	193	(193)	(100.0)
Loan fees	185	229	(44)	(19.2)
Gain (loss) on sale of loans	177	(12)	189	1,575.0
Gain on sale of property	-	51	(51)	(100.0)
Other income	430	293	137	46.8
Total noninterest income	$1,372	$1,500	$(128)	(8.5)%

The decrease in noninterest income was primarily attributable to no gain on sale of investments for the quarter ended September 30, 2012 as compared to $193,000 for quarter ended September 30, 2011 and deposit service fees declined $138,000 during this period.  These decreases were partially offset by an increase of $189,000 for gain on sale of loans for the quarter ended September 30, 2012.  The increase in the amount of gain on sale of loans and other income was the result of a greater volume of loans sold into the secondary market during the three months ended September 30, 2012 compared to the three months ended September 30, 2011, which was attributable to increased demand for one-to-four family loans as a result of refinancing activity reflecting the very low interest rate environment.

Noninterest Expense.  For the three months ended September 30, 2012, noninterest expense decreased $2.1 million or 30.6%, to $4.8 million from $6.9 million for the three months ended September 30, 2011. The following tables provide an analysis of the changes in the components of noninterest expense for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Increase (decrease)
	2012	2011	Amount	Percent
	(Dollars in thousands)

Compensation and benefits	$2,135	$2,128	$7	0.3%
General and administrative expenses	819	1,108	(289)	(26.1)
Real estate owned impairment	235	1,119	(884)	(79.0)
Real estate holding costs	185	258	(73)	(28.3)
FDIC Insurance premium	162	250	(88)	(35.2)
Information technology	360	1,280	(920)	(71.9)
Occupancy and equipment	539	527	12	2.3
Deposit services	189	107	82	76.6
Marketing	127	152	(25)	(16.4)
Gain on sale of real estate owned	20	(59)	79	(133.9)
Total noninterest expense	$4,771	$6,870	$(2,099)	(30.6)%

Noninterest expense decreased primarily due to declines for information technology and real estate owned related expenses.   The expense for information technology decreased $920,000 as a conversion of our core systems occurred during this period. Real estate owned impairment decreased $884,000 or 79.0% to $235,000 from $1.1 million and real estate holding costs declined $73,000 or 28.3% from $258,000 due to valuation declines in properties held as real estate owned during the comparative periods.  Our efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 89.2% for the three months ended September 30, 2012 compared to 121.1% for the three months ended September 30, 2011.

Provision (benefit) for Income Tax.  As a result of uncertainties surrounding our realization of additional deferred tax assets, we did not record a tax benefit or expense for the three months ended September 30, 2012.   As a result of uncertainties surrounding our realization of additional deferred tax assets, we did not record a tax benefit or expense for the three months ended September 30, 2011.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards.  After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance.  A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability.  Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law.  Based upon the available evidence, we recorded a valuation allowance of $7.8 million at September 30, 2012.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments. At September 30, 2012, the total approved loan origination commitments outstanding amounted to $1.9 million.  At the same date, unused lines of credit were $27.4 million.

For purposes of determining our liquidity position, we use a concept of basic surplus, which is derived from the total of available for sale securities, as well as other liquid assets, less short-term liabilities. Our Board of Directors has established a target range for basic surplus of 5% to 7%. For the three months ended September 30, 2012, our average basic surplus was 20.2%, which indicates we exceeded the liquidity standard set by our Board.  The relatively high level of liquidity is consistent with our strategy to mitigate liquidity risk during the current economic uncertainty and difficult banking environment as well as for potential lending opportunities in the future.

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

Certificates of deposit scheduled to mature in one year or less at September 30, 2012 totaled $61.2 million. We had no brokered deposits at September 30, 2012. Management’s policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with us. In addition, we had the ability to borrow an additional $34.6 million from the FHLB of Seattle.

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

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary sources of income are ESOP loan payments and ESOP loan interest income as there is limited ability to receive dividends from the Bank in the near future.  Pursuant to the Supervisory Directive, the Bank may not pay any dividends or any other form of payment or distribution representing a reduction of capital to us without prior written approval of the DFI’s Director of Banks and the Regional Director of the FDIC.

Commitments and Off-Balance Sheet Arrangements. We are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of our customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated balance sheets. Our maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is not required to support commitments.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of September 30, 2012:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)

Commitments to originate loans (1)	$1,855	$1,855
Lines of Credit
Fixed rate (3)	4,069	1,471
Adjustable rate	23,351	4,243
Undisbursed balance of lines of credit	$27,420	$5,741

(1)	Interest rates on fixed rate loans range from 2.75% to 3.75%.
(2)	At September 30, 2012 there were no reserves for unfunded commitments.
(3)	Includes standby letters of credit.

Operating lease commitment - The Bank leases space for branches and operations located in Olympia, Hoquiam, Shelton, Chehalis, and Puyallup, Washington. These leases run for periods ranging from three to five years. All leases require the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitments for the next three years are as follows:

Year Ended
June 30,	Amount
(In thousands)
2013	$ 150
2014	$ 66
2015	$ 36

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards and the Order. As of September 30, 2012 the Bank exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 11.3%, 17.1%, and 18.4% respectively. As of June 30, 2012 these ratios were 10.9%, 17.0%, and 18.2%, respectively. The Bank was “well capitalized” at September 30, 2012, based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, however, we are not regarded as “well capitalized” for federal regulatory purposes as a result of the Supervisory Directive.

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 11.7%, 17.7%, and 18.9%, respectively, as of September 30, 2012.

For additional information regarding the Supervisory Directive, see the discussion included in Note 5 to the Selected Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

The Bank’s actual capital accounts and ratios are also presented in the following table:

Anchor Bank					Minimum to be Well
			Minimum		Capitalized Under Prompt
	Actual		Capital Requirement		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of September 30, 2012
Total capital
(to risk-weighted
assets)	$56,422	18.4%	$24,564	8.0%	$30,706	10.0%
Tier I capital
(to risk-weighted
assets)	$52,644	17.1%	$12,282	4.0%	$18,423	6.0%
Tier I leverage capital
(to average assets)	$52,644	11.3%	$18,593	4.0%	$23,241	5.0%

Anchor Bancorp exceeded all regulatory capital requirements as of September 30, 2012.  The actual regulatory capital ratios calculated for Anchor Bancorp as of September 30, 2012, were as follows:

Anchor Bancorp

	Actual
	Amount	Ratio
	(Dollars in thousands)

As of September 30, 2012
Total capital
(to risk-weighted
assets)	$58,141	18.9%
Tier I capital
(to risk-weighted
assets)	$54,294	17.7%
Tier I leverage capital
(to average assets)	$54,294	11.7%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has not been any material change in the market risk disclosures contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s management team as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank’s internal control testing. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2012, we did not sell any securities that were not registered under the Securities Act of 1933. We did not execute any open market repurchases of our common stock from July 1, 2012 through September 30, 2012.

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
101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter   ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statement of Operations; (3) Condensed Consolidated Statement of Stockholders’ Equity; (4) Condensed Consolidated Statement of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.*

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

ANCHOR BANCORP

Date: November 5, 2012	/s/Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2012	/s/Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statement of Operations; (3) Condensed Consolidated Statement of Stockholders’ Equity; (4) Condensed Consolidated Statement of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.