Form 10-Q/A
period 2012-09-30
Anchor Bancorp
filed 2012-12-04
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Large accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 5, 2012, there were 2,550,000, shares of common stock, $.01 par value per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Form 10-Q for the quarter ended September 30, 2012, initially filed with the Securities and Exchange Commission (“SEC”) on November 5, 2012 (“Original Form 10-Q”), is being filed to amend Item 6 of Part II to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 401(a)(2) of Regulation S-T.  Exhibit 101 to this Form 10-Q/A includes the following information formatted in XBRL: (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statement of Operations; (3) Condensed Consolidated Statement of Stockholders’ Equity; (4) Condensed Consolidated Statement of Cash Flows; and (5) Notes to Consolidated Financial Statements.

No other changes have been made to the Original Form 10-Q, and this Form 10-Q/A does not reflect any subsequent events occurring after the filing date of the Original Form 10-Q or modify or update any other disclosures made in the Original Form 10-Q.

PART II - OTHER INFORMATION

Item 6. Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
10.1	Form of Anchor Bank Employee Severance Compensation Plan (1)
10.2	Anchor Mutual Savings Bank Phantom Stock Plan (1)
10.3	Form of 401(k) Retirement Plan (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (3)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (3)
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (3)
101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter   ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statement of Operations; (3) Condensed Consolidated Statement of Stockholders’ Equity; (4) Condensed Consolidated Statement of Cash Flows; and (5) Notes to Consolidated Financial Statements.*

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-154734).
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2011.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, which was filed with the SEC on November 5, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP

Date: December 4, 2012	/s/Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 4, 2012	/s/Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)