Form 10-Q
period 2012-12-31
Anchor Bancorp
filed 2013-02-07
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012
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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of February 7, 2013, there were 2,550,000, shares of common stock, $.01 par value per share, outstanding.

ANCHOR BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiary, unless the context indicates otherwise.  When we refer to “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, a wholly owned subsidiary of Anchor Bancorp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share data) (Unaudited)	December 31, 2012	June 30, 2012
ASSETS
Cash and due from banks	$74,258	$78,673
Securities available-for-sale, at fair value, amortized cost of $49,957 and $48,170	50,245	48,717
Securities held-to-maturity, at amortized cost, fair value of $9,686 and $7,690	9,289	7,179
Loans held for sale	123	312
Loans receivable, net of allowance for loan losses of $5,152 and $7,057	285,734	287,755
Life insurance investment, net of surrender charges	18,573	18,257
Accrued interest receivable	1,704	1,532
Real estate owned, net	8,610	6,708
Federal Home Loan Bank (FHLB) stock, at cost	6,394	6,510
Property, premises, and equipment, at cost, less accumulated depreciation of $15,938 and $15,460	11,700	12,213
Deferred tax asset, net	642	555
Prepaid expenses and other assets	1,577	2,404
Total assets	$468,849	$470,815
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$38,504	$37,941
Interest-bearing	304,809	307,857
Total deposits	343,313	345,798

FHLB advances	64,900	64,900
Advance payments by borrowers for taxes and insurance	865	562
Supplemental Executive Retirement Plan liability	1,683	1,764
Accounts payable and other liabilities	3,689	3,767
Total liabilities	414,450	416,791
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value per share, authorized 45,000,000 shares; 2,550,000 issued and 2,461,033 outstanding at December 31, 2012 and 2,550,000 shares issued and 2,457,633 outstanding at June 30, 2012, respectively	25	25
Additional paid-in capital	23,211	23,202
Retained earnings, substantially restricted	32,248	31,746
Unearned Employee Stock Ownership Plan (ESOP) shares	(890)	(924)
Accumulated other comprehensive loss, net of tax	(195)	(25)
Total stockholders’ equity	54,399	54,024
Total liabilities and stockholders’ equity	$468,849	$470,815

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED INCOME STATEMENT (Dollars in thousands, except share data) (Unaudited)	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Interest income:
Loans receivable, including fees	$4,514	$5,181	$9,260	$10,428
Securities	67	84	128	178
Mortgage-backed securities	470	487	944	949
Total interest income	5,051	5,752	10,332	11,555
Interest expense:
Deposits	905	1,238	1,895	2,504
FHLB advances	313	352	626	709
Total interest expense	1,218	1,590	2,521	3,213
Net interest income before provision for loan losses	3,833	4,162	7,811	8,342
Provision for loan losses	225	475	525	1,000
Net interest income after provision for loan losses	3,608	3,687	7,286	7,342
Noninterest income
Deposit service fees	384	506	775	1,036
Other deposit fees	195	206	384	423
Gain on sale of investments	—	686	—	879
Loan fees	215	257	399	485
Gain (loss) on sale of loans	238	(21)	415	(33)
Other income	288	329	719	622
Total noninterest income	1,320	1,963	2,692	3,412
Noninterest expense
Compensation and benefits	2,113	2,067	4,248	4,196
General and administrative expenses	922	903	1,741	2,012
Real estate owned impairment	213	469	448	1,588
Real estate owned holding costs	106	198	292	455
Federal Deposit Insurance Corporation (FDIC) insurance premiums	162	252	325	503
Information technology	374	757	734	2,036
Occupancy and equipment	602	523	1,140	1,050
Deposit services	166	120	355	227
Marketing	129	172	256	324
Loss on sale of property, premises and equipment	—	159	—	107
Gain on sale of real estate owned	(84)	(63)	(64)	(122)
Total noninterest expense	4,703	5,557	9,475	12,376
Income (loss) before provision for income tax	225	93	503	(1,622)
Provision for income tax	—	—	—	—
Net income (loss)	$225	$93	$503	$(1,622)
Basic earnings (loss) per share	$0.09	$0.04	$0.20	$(0.66)
Diluted earnings (loss) per share	$0.09	$0.04	$0.20	$(0.66)

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Dollars in thousands, except share data) (Unaudited)	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
NET INCOME (LOSS)	$225	$93	$503	$(1,622)
OTHER COMPREHENSIVE INCOME, net of income tax
Unrealized holding gains on available-for-sale securities during the period, net of income tax expense of $(153), $231, $(87), and $280, respectively	(298)	30	(170)	201
Adjustment for realized gains included in Net income (loss)	—	(686)	—	(879)
Other comprehensive income (loss), net of income tax	(298)	(656)	(170)	(678)
COMPREHENSIVE INCOME (LOSS)	$(73)	$(563)	$333	$(2,300)

See accompanying notes to consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Six Months Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$503	$(1,622)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	539	477
Net amortization of premiums on securities	7	35
Provision for loan losses	525	1,000
ESOP expense	43	(34)
Real estate owned impairment	448	1,588
Income from life insurance investment	(316)	(345)
(Gain) loss on sale of loans	(415)	33
Gain on sale of investments	—	(879)
Originations of loans held for sale	(17,019)	(8,902)
Proceeds from sale of loans held for sale	17,623	7,918
Loss on sale of property, premises, and equipment	—	107
Gain on sale of real estate owned	(64)	(122)
(Decrease) Increase in operating assets and liabilities:
Accrued interest receivable	(172)	124
Prepaid expenses, other assets, and income tax receivable	827	41
Supplemental Executive Retirement Plan	(81)	(81)
Accounts payable and other liabilities	(77)	458
Net cash provided by (used in) operating activities	2,371	(204)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	170	18,163
Purchases of available-for-sale investments	(10,222)	(27,116)
Purchase of held-to-maturity investments	(3,244)	(1,537)
Principal repayments on mortgage-backed securities available-for-sale	8,194	3,164
Principal repayments on mortgage-backed securities held-to-maturity	1,125	1,003
Loan originations, net of undisbursed loan proceeds and principal repayments	(2,856)	13,431
Proceeds from sale of real estate owned	2,424	6,659
Capital improvements on real estate owned	(169)	(98)
Proceeds from sale of property, premises, and equipment	—	117
Purchase of fixed assets	(26)	(38)
Net cash provided by (used in) investing activities	(4,604)	13,748
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(2,485)	10,004
Net change in advance payments by borrowers for taxes and insurance	303	36
Repayment on FHLB advances	—	(11,000)
Net cash (used in) financing activities	$(2,182)	$(960)
NET CHANGE IN CASH AND DUE FROM BANKS	$(4,415)	$12,584
Beginning of period	78,673	63,757
End of period	$74,258	$76,341

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Six Months Ended
	December 31,
	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities
Net loans transferred to real estate owned	$4,541	$3,608
Loans securitized into mortgage-backed securities	$1,069	$—
Originations of mortgage servicing rights	$172	$4
Cash paid during the period for interest	$2,518	$3,231

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2012 (“2012 Form 10-K”). The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2013. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported net income (loss) or equity.

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

Pursuant to the Plan, the Company formed an employee stock ownership plan (“ESOP”), which subscribed for 4% of the common stock sold in the offering, or 102,000 shares. As provided for in the Plan, the Bank established a liquidation account in the amount of retained earnings as of June 30, 2010. The liquidation account is maintained for the benefit of eligible savings account holders as of June 30, 2007 and supplemental eligible account holders as of September 30, 2010 who maintain deposit accounts in the Bank after the conversion. The conversion was accounted for as a change in corporate form with the historic basis of the Bank's assets, liabilities, and equity unchanged as a result.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements. This ASU includes amendments that identify when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement, and contains conforming amendments to the Codification to reflect the measurement and disclosure requirements of Topic 820. In addition, this ASU deletes the second glossary definition of fair value that originated from AICPA Statement of Position 92-6, Accounting and Reporting by Health and Welfare Benefit Plans. The first definition originating from FASB No. 123, Share-Based Payment, and the third definition originating from FASB No. 157, Fair Value Measurements, remain. The Conforming Amendments to U.S. GAAP included in this ASU are generally non-substantive in nature. Many of the amendments conform wording to be consistent with the terminology in Topic 820 (e.g., revising market value and current market value to fair value, or mark-to-market to subsequently measure at fair value). The FASB does not anticipate that the amendments in this ASU will result in pervasive changes to current practice. However, certain amendments may result in a change to existing practice. For those amendments which the FASB deemed to be more substantive, transition guidance and a delayed effective date accompany them. The amendments in this ASU that will not have transition guidance will be effective upon issuance. The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

Note 5 -Regulatory Order, Economic Environment, and Management’s Plans

Anchor Bank entered into an Order to Cease and Desist (“Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions, Division of Banks (“DFI”) on August 12, 2009. On September 5, 2012, the FDIC and the DFI terminated the Order and it was replaced with a Supervisory Directive.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income or loss, as applicable, available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
	(Dollars in thousands, except share data)
Net income (loss)	$225	$93	$503	$(1,622)
Weighted-average common shares outstanding	2,460,183	2,453,383	2,459,333	2,452,533
Basic earnings (loss) per share	$0.09	$0.04	$0.20	$(0.66)
Diluted earnings (loss) per share	$0.09	$0.04	$0.20	$(0.66)

There were no dilutive or antidilutive options at or for the three and six months ended December 31, 2012.

Note 7 - Investments

The amortized cost and estimated fair market values of investment securities as of December 31, 2012 and June 30, 2012, were as follows:

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$1,449	$21	$—	$1,470
Freddie Mac (“FHLMC”) mortgage-backed securities	48,508	703	(436)	48,775
	$49,957	$724	$(436)	$50,245
Securities held-to-maturity
Municipal bonds	$139	$—	$—	$139
FHLMC mortgage-backed securities	9,150	397	—	9,547
	$9,289	$397	$—	$9,686

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$1,623	$33	$—	$1,656
FHLMC mortgage-backed securities	46,547	701	(187)	47,061
	$48,170	$734	$(187)	$48,717
Securities held-to-maturity
Municipal bonds	$142	$—	$—	$142
FHLMC mortgage-backed securities	7,037	511	—	7,548
	$7,179	$511	$—	$7,690

At December 31, 2012, there were 36 securities in an unrealized loss position. At June 30, 2012, there were 20 securities in an unrealized loss position. The unrealized losses on investments in debt securities relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities. We do expect to recover the entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of December 31, 2012 and June 30, 2012, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012	(In thousands)
Securities available-for-sale
FHLMC mortgage-backed securities	$31,928	$(366)	$2,447	$(70)	$34,375	$(436)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012	(In thousands)
Securities available-for-sale
FHLMC mortgage-backed securities	$23,168	$(187)	$—	$—	$23,168	$(187)

Contractual maturities of securities at December 31, 2012 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

December 31, 2012	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Due within one year	$—	$—
Due after one to five years	600	617
Due after five to ten years	645	649
Due after ten years	204	204
FHLMC mortgage-backed securities	48,508	48,775
	$49,957	$50,245

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized Cost	Fair Value
	(In thousands)
Securities held-to-maturity
Due after ten years	$139	$139
FHLMC mortgage-backed securities	9,150	9,547
	$9,289	$9,686

 Sales, maturities, and calls for the dates indicated are summarized as follows:

	For The Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
	(In thousands)
Proceeds from sales	$—	$11,580	$—	$14,778
Proceeds from maturities and calls	170	3,385	170	3,385
Gross realized gains	—	686	—	879
Gross realized losses	—	—	—	—

At December 31, 2012 and June 30, 2012, respectively, securities with total book values of $9.4 million and $3.8 million, and total fair values of $9.6 million and $4.2 million were pledged to secure certain public deposits. At December 31, 2012 and June 30, 2012, securities with total book values of $1.8 million and $1.2 million and total fair values of $1.8 million and $1.2 million, respectively, were pledged to secure certificates of deposit in excess of FDIC-insured limits. At December 31, 2012 and June 30, 2012, securities with total book values of $3.8 million and $4.6 million and total fair values of $3.9 million and $4.7 million, respectively, were pledged to secure FHLB borrowings.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Loans Receivable, net

Loans receivable consisted of the following at the dates indicated:

	December 31, 2012	June 30, 2012
	(In thousands)
Real estate
One-to-four family	$77,035	$82,709
Multi-family	40,824	42,032
Commercial real estate	108,786	97,306
Construction	4,581	6,696
Land	5,429	7,062
Total real estate	236,655	235,805
Consumer
Home equity	28,064	31,504
Credit cards	5,014	5,180
Automobile	2,409	3,342
Other consumer loans	2,822	2,968
Total consumer	38,309	42,994

Commercial business	16,730	16,618
Total loans	291,694	295,417
Less
Deferred loan fees and unamortized
discount on purchased loans	808	605
Allowance for loan losses	5,152	7,057
	$285,734	$287,755

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
The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2012:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	2012 Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,425	$245	$596	$234	$328	$1,243	$2,609	$6,680
Provision for loan losses	115	(16)	11	(45)	(78)	356	(118)	225
Charge-offs	(84)	—	—	—	—	(465)	(1,330)	(1,879)
Recoveries	9	—	3	8	—	81	25	126
Ending balance	$1,465	$229	$610	$197	$250	$1,215	$1,186	$5,152

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2012:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	2012 Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,659	$238	$578	$148	$368	$1,508	$2,558	$7,057
Provision for loan losses	(45)	(9)	25	23	(118)	538	111	525
Charge-offs	(180)	—	—	—	—	(963)	(1,511)	(2,654)
Recoveries	31	—	7	26	—	132	28	224
Ending balance	$1,465	$229	$610	$197	$250	$1,215	$1,186	$5,152
(1) Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2011:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	2011 Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$2,635	$219	$473	$389	$151	$2,376	$1,123	$7,366
Provision for loan losses	(202)	70	385	(74)	116	251	(71)	475
Charge-offs	(571)	—	(278)	(178)	—	(590)	(33)	(1,650)
Recoveries	113	—	4	99	—	37	25	278
Ending balance	$1,975	$289	$584	$236	$267	$2,074	$1,044	$6,469
(1) Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2011:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	2011 Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,980	$88	$173	$1,163	$191	$2,135	$1,509	$7,239
Provision for loan losses	599	201	742	(830)	76	754	(542)	1,000
Charge-offs	(969)	—	(337)	(332)	—	(891)	(33)	(2,562)
Recoveries	365	—	6	235	—	76	110	792
Ending balance	$1,975	$289	$584	$236	$267	$2,074	$1,044	$6,469
(1) Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

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

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$10,810	$11,674	$—
Multi-family	2,263	2,408	—
Commercial real estate	8,242	8,242	—
Construction	675	675	—
Land	463	477	—
Home equity	293	298	—
Commercial business	1,527	1,620	—
With an allowance recorded
One-to-four family	$2,735	$2,739	$393
Home equity	122	125	20
Commercial business	1,085	1,090	156
Total
One-to-four family	$13,545	$14,413	$393
Multi-family	2,263	2,408	—
Commercial real estate	8,242	8,242	—
Construction	675	675	—
Land	463	477	—
Home equity	415	423	20
Commercial business	2,612	2,710	156
Total	$28,215	$29,348	$569

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$10,510	$11,769	$—
Multi-family	2,263	2,408	—
Commercial real estate	2,745	2,757	—
Construction	4,044	4,044	—
Land	686	745	—
Home equity	276	278	—
Commercial business	2,069	2,170	—
With an allowance recorded
One-to-four family	$880	$880	$105
Commercial business	2,670	2,678	1,780
Total
One-to-four family	$11,390	$12,649	$105
Multi-family	2,263	2,408	—
Commercial real state	2,745	2,757	—
Construction	4,044	4,044	—
Land	686	745	—
Home equity	276	278	—
Commercial Business	4,739	4,848	1,780
Total	$26,143	$27,729	$1,885

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and six months ended December 31, 2012:

	Three Months Ended		Six Months Ended
	December 31, 2012		December 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded
One-to-four family	$11,401	$126	$11,722	$252
Multi-family	2,459	25	2,408	50
Commercial real estate	8,250	54	5,500	108
Construction	2,397	2	2,360	3
Land	477	7	611	14
Home equity	256	3	288	6
Commercial business	2,048	25	1,895	50
With an allowance recorded
One-to-four family	$2,261	$29	$1,810	$59
Home equity	114	2	63	4
Commercial business	1,703	—	1,884	—
Total
One-to-four family	$13,662	$155	$13,532	$311
Multi-family	2,459	25	2,408	50
Commercial real estate	8,250	54	5,500	108
Construction	2,397	2	2,360	3
Land	477	7	611	14
Home equity	370	5	351	10
Commercial business	3,751	25	3,779	50
Total	$31,366	$273	$28,541	$546

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and six months ended December 31, 2011:

	Three Months Ended		Six Months Ended
	December 31, 2011		December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no Allowance recorded
One-to-four family	$13,752	$139	$14,587	$263
Multi-family	2,849	37	1,645	44
Commercial real estate	8,218	117	7,680	186
Construction	3,388	3	6,192	21
Land	144	2	192	4
Home equity	557	8	431	10
Commercial business	1,887	25	3,766	38
With an Allowance recorded
One-to-four family	$540	$—	$670	$13
Multi-family	—	—	—	2
Commercial real estate	134	—	190	—
Construction	1,678	—	1,423	—
Home equity	21	—	21	—
Other consumer	—	—	—	1
Commercial business	51	—	195	1
Total
One-to-four family	$14,292	$139	$15,257	$276
Multi-family	2,849	37	1,645	46
Commercial real estate	8,352	117	7,870	186
Construction	5,066	3	7,615	21
Land	144	2	192	4
Home equity	578	8	452	10
Other consumer	—	—	—	1
Commercial Business	1,938	25	3,961	39
Total	$33,219	$331	$36,992	$583

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$1,465	$229	$610	$197	$250	$1,215	$1,186	$5,152
Ending balance: individually evaluated for impairment	393	—	—	—	—	20	156	569
Ending balance: collectively evaluated for impairment	$1,072	$229	$610	$197	$250	$1,195	$1,030	$4,583

Loans receivable:
Ending balance	$77,035	$40,824	$108,786	$4,581	$5,429	$38,309	$16,730	$291,694
Ending balance: individually evaluated for impairment	13,545	2,263	8,242	675	463	415	2,612	28,215
Ending balance: collectively evaluated for impairment	$63,490	$38,561	$100,544	$3,906	$4,966	$37,894	$14,118	$263,479

(1)	Consumer loans include home equity, credit cards, auto and other loans.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$1,659	$238	$578	$148	$368	$1,508	$2,558	$7,057
Ending balance: individually evaluated for impairment	105	—	—	—	—	—	1,780	1,885
Ending balance: collectively evaluated for impairment	$1,554	$238	$578	$148	$368	$1,508	$778	$5,172

Loans receivable:
Ending balance	$82,709	$42,032	$97,306	$6,696	$7,062	$42,994	$16,618	$295,417
Ending balance: individually evaluated for impairment	11,390	2,263	2,745	4,044	686	276	4,739	26,143
Ending balance: collectively evaluated for impairment	$71,319	$39,769	$94,561	$2,652	$6,376	$42,718	$11,879	$269,274

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans.

Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual when, in management's opinion, the borrower may be unable to meet payment of obligations as they become due, as well as when required by regulatory provisions.

The following table presents the recorded investment in non-accrual and loans past due 90 days still on accrual by type of loans as of the dates indicated:

	December 31, 2012		June 30, 2012
	(In thousands)
One-to-four family	$2,116		$1,878
Multi-family	—		—
Commercial real estate	5,516	1	—
Construction	—		3,369
Land loans	73		109
Home equity	247		159
Automobile	53		66
Credit cards	19		16
Other	—		1
Commercial business	1,085		3,124
Total	$9,109		$8,722
(1) Represents a $5.5 million commercial real estate loan participation that is past due more than 90 days and still accruing interest. There was $55,000 in past due 90 days or more and still accruing interest at June 30, 2012.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class, as of December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due		Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$5,456	$268	$2,116		$7,840	$69,195	$77,035
Multi-family	—	—	—		—	40,824	40,824
Commercial real estate	162	235	5,516	1	5,913	102,873	108,786
Construction	—	—	—		—	4,581	4,581
Land	756	23	73		852	4,577	5,429
Home equity	543	107	247		897	27,167	28,064
Automobile	13	5	53		71	2,338	2,409
Credit cards	42	28	19		89	4,925	5,014
Other	15	—	—		15	2,807	2,822
Commercial business	91	—	1,085		1,176	15,554	16,730
Total	$7,078	$666	$9,109		$16,853	$274,841	$291,694
(1) Represents a $5.5 million commercial real estate loan participation that is past due more than 90 days and still accruing interest. There was $55,000 in past due 90 days or more and still accruing interest at June 30, 2012.

The following table presents past due loans, net of partial loan charge-offs, by type as of June 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$1,787	$1,668	$1,878	$5,333	$77,376	$82,709
Multi-family	—	101	—	101	41,931	42,032
Commercial real estate	170	—	—	170	97,136	97,306
Construction	—	—	3,369	3,369	3,327	6,696
Land	149	—	109	258	6,804	7,062
Home equity	558	358	159	1,075	30,429	31,504
Credit cards	40	39	16	95	5,085	5,180
Automobile	70	—	66	136	3,206	3,342
Other	68	—	1	69	2,899	2,968
Commercial business	343	142	3,124	3,609	13,009	16,618
Total	$3,185	$2,308	$8,722	$14,215	$281,202	$295,417

Credit Quality Indicators. We utilize a ten-point risk rating system and assign a risk rating for all credit exposures. The risk rating system is designed to define the basic characteristics and identify risk elements of each credit extension.

Credits risk rated 1 through 7 are considered to be “pass” credits. Pass credits can be assets where there is virtually no credit risk, such as cash secured loans with funds on deposit with the Bank. Pass credits also include credits that are on our watch and special mention lists, where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower's financial capacity and threaten their ability to fulfill debt obligations in the future.

Credits classified as Watch are risk rated 6 and possess weaknesses that deserve management's close attention. These assets do not expose the Bank to sufficient risk to warrant adverse classification in the substandard, doubtful or loss categories. We use this rating when a material documentation deficiency exists but correction is anticipated within an acceptable time frame.

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

Credits classified as other assets especially mentioned are risk rated 7. These credits have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset. Special Mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

A loan classified as Special Mention is risk rated 7 and may have the following characteristics:

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

An asset classified as Substandard is risk rated 8. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. An asset is considered Substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

An asset classified as Doubtful is risk rated 9 and has all the inherent weaknesses as those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable is improbable.

A loan classified as Doubtful is risk rated 9 and has the following characteristics:

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

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table represents the internally assigned grade as of December 31, 2012, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$57,369	$28,945	$78,679	$1,399	$4,114	$25,660	$4,925	$2,208	$2,734	$10,628	$216,661
Watch	4,687	6,120	18,379	—	756	1,467	70	143	38	585	32,245
Special Mention	1,600	3,496	8,309	2,199	23	256	—	5	50	1,442	17,380
Substandard	13,379	2,263	3,419	983	536	681	19	53	—	4,075	25,408
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$77,035	$40,824	$108,786	$4,581	$5,429	$28,064	$5,014	$2,409	$2,822	$16,730	$291,694

The following table represents the credit risk profile based on payment activity as of December 31, 2012, by class of loans:

	One-to- four family	Multi-family	Commercial real estate		Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Performing	$74,919	$40,824	$103,270		$4,581	$5,356	$27,817	$4,995	$2,356	$2,822	$15,645	$282,585
Non-performing	2,116	—	5,516	1	—	73	247	19	53	—	1,085	9,109
Total	$77,035	$40,824	$108,786		$4,581	$5,429	$28,064	$5,014	$2,409	$2,822	$16,730	$291,694

(1)	Represents a $5.5 million commercial real estate loan that is past due more than 90 days and still accruing interest.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the internally assigned grade as of June 30, 2012, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$65,706	$28,122	$71,660	$1,064	$6,159	$29,234	$5,085	$3,177	$2,840	$8,405	$221,452
Watch	2,932	2,243	10,326	—	149	1,160	79	95	76	552	17,612
Special Mention	2,738	9,404	9,088	1,280	—	509	—	4	51	492	23,566
Substandard	11,333	2,263	6,232	4,352	754	601	16	66	1	4,853	30,471
Doubtful	—	—	—	—	—	—	—	—	—	2,316	2,316
Total	$82,709	$42,032	$97,306	$6,696	$7,062	$31,504	$5,180	$3,342	$2,968	$16,618	$295,417

The following table represents the credit risk profile based on payment activity as of June 30, 2012, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Performing	$80,831	$42,032	$97,306	$3,327	$6,953	$31,345	$5,164	$3,276	$2,967	$13,494	$286,695
Non-performing (1)	1,878	—	—	3,369	109	159	16	66	1	3,124	8,722
Total	$82,709	$42,032	$97,306	$6,696	$7,062	$31,504	$5,180	$3,342	$2,968	$16,618	$295,417

(1)	Loans that are more than 90 days past due and non-accrual loans are considered non-performing.

Troubled Debt Restructure. At December 31, 2012, troubled debt restructured loans (“TDRs”), included in impaired loans above, totaled $16.2 million with $626,000 currently in non-accrual. Restructured loans are an option that the Bank uses to minimize risk of loss and are a concession granted to a borrower experiencing financial difficulties that it would not otherwise consider. The modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank's best interest. At December 31, 2012, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.
The Bank has utilized a combination of rate and term modifications for its TDRs.

The following table represents TDR loans by accrual versus non-accrual status and by loan class as of December 31, 2012:

	December 31, 2012
	Accrual Status	Non-Accrual Status	Total Modifications
	(In thousands)
One-to-four family	$11,452	$529	$11,981
Multi-family	2,263	—	2,263
Construction	391	—	391
Land	73	—	73
Home equity	220	97	317
Commercial business	1,211	—	1,211
Total	$15,610	$626	$16,236

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents TDR loans by accrual versus non-accrual status and by loan class as of June 30, 2012:

	June 30, 2012
	Accrual Status	Non-Accrual Status	Total Modifications
	(In thousands)
One-to-four family	$9,552	$1,201	$10,753
Multi-family	2,263	—	2,263
Construction	571	—	571
Land	74	—	74
Home equity	151	—	151
Commercial business	1,300	—	1,300
Total	$13,911	$1,201	$15,112

The following table presents new TDR loans by type of modification that occurred during the three months ended
December 31, 2012:

Pre-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(In thousands)
One-to-four family	3	$—	$—	$—	$802	$802
Home equity	2	—	—	—	170	170
Total	5	$—	$—	$—	$972	$972

Post-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(In thousands)
One-to-four family	3	$—	$—	$—	$802	$802
Home equity	2	—	—	—	170	170
Total	5	$—	$—	$—	$972	$972

The following table presents new TDR loans by type of modification that occurred during the six months ended
December 31, 2012:

Pre-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(In thousands)
One-to-four family	9	$—	$—	$—	$2,388	$2,388
Home equity	2	—	—	—	170	170
Total	11	$—	$—	$—	$2,558	$2,558

Post-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(In thousands)
One-to-four family	9	$—	$—	$—	$2,319	$2,319
Home equity	2	—	—	—	170	170
Total	11	$—	$—	$—	$2,489	$2,489

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table below represents loans modified as troubled debt restructuring within the previous 12 months for which there was a payment default during the periods presented:

	Three Months Ended	Six Months Ended
	December 31,	December 31
	2012	2012
	(In thousands)
Post- TDR investment
One-to-four family	$831	$3,680
Home equity	—	64
Commercial real estate	—	330
Total	$831	$4,074

Note 9 - Real Estate Owned, net

The following table is a summary of real estate owned for the three and six months ended December 31, 2012 and 2011:

	Three Months Ended		Six Months Ended
	December 31,		December 31
	2012	2011	2012	2011
	(In thousands)
Balance at the beginning of the period	$5,482	$11,234	$6,708	$12,597
Loans transferred to real estate owned	3,865	1,167	4,541	3,608
Capitalized improvements	139	52	169	98
Sales	(663)	(3,807)	(2,360)	(6,538)
Impairments	(213)	(469)	(448)	(1,588)
Balance at the end of the period	$8,610	$8,177	$8,610	$8,177

Note 10 - Employee Benefit Plans

     Employee Stock Ownership Plan

On January 25, 2011, the Company established an ESOP for the benefit of substantially all employees. The ESOP borrowed $1.0 million from the Company and used those funds to acquire 102,000 shares of the Company's common stock at the time of the initial public offering at a price of $10.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on June 30, the Company's fiscal year end.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the daily average market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued throughout the year.

Compensation expense related to the ESOP for the three months ended December 31, 2012 and 2011was $22,287 and $10,166, respectively. For the six months ended December 31, 2012 and 2011 compensation expense related to the ESOP was $42,120 and $24,004, respectively.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shares held by the ESOP as of the dates indicated are as follows:

	December 31, 2012	June 30, 2012
	(Dollars in thousands)
Allocated shares	13,033	9,633
Unallocated shares	88,967	92,367
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,263	$955

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

Level 3: Significant unobservable inputs that reflect a company's own assumptions about the assumptions market participants would use in pricing an asset or liability based on the best information available in the circumstances.

There were no transfers between Level 1, Level 2, or Level 3 during the three or six months ended December 31, 2012.The following table shows the Company's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$1,470	$—	$1,470
Mortgage-backed securities	—	48,775	—	48,775

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$1,656	$—	$1,656
Mortgage-backed securities	—	47,061	—	47,061

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and liabilities measured at fair value on a nonrecurring basis - Assets and liabilities are considered to be fair valued on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet. Generally, a nonrecurring valuation is the result of the application of other accounting pronouncements that require assets or liabilities to be assessed for impairment or recorded at the lower of cost or fair value. The following table presents the Company's assets measured at fair value on a nonrecurring basis at the dates indicated:

	December 31, 2012
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$—	$—	$25,353	$25,353	$(2,862)
Real estate owned	$—	$—	$8,610	$8,610	$(4,350)
Loans held for sale (2)	$123	$—	$—	$123	$—

(1)	The balance disclosed for impaired loans represents the impaired loans where fair value is less than unpaid principal prior to impairment at December 31, 2012.

(2)
The fair value is based on quoted market prices obtained from FHLMC or from direct sales to other third parties. FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

	June 30, 2012
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$—	$—	$22,733	$22,733	$(3,410)
Real estate owned	$—	$—	$6,708	$6,708	$(5,381)
Loans held for sale (2)	$312	$—	$—	$312	$—

(1)	The balance disclosed for impaired loans represents the impaired loans where fair value is less than unpaid principal prior to impairment at June 30, 2012.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents quantitative information about Level 3 fair value instruments measured at fair value on a recurring basis:

	December 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Average Discount
	(Dollars in thousands)
Impaired Loans	$28,215	Market approach	Adjusted for differences between comparable sales	3.9%
Real estate owned	$8,610	Market approach	Adjusted for differences between comparable sales	7%

	June 30, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Average Discount
	(Dollars in thousands)
Impaired Loans	$26,143	Market approach	Adjusted for differences between comparable sales	6%
Real estate owned	$6,708	Market approach	Adjusted for differences between comparable sales	20%

The estimated fair values of financial instruments at the dates indicated are as follows:

	December 31, 2012		June 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets
Cash and due from banks	$74,258	$74,258	$78,673	$78,673
Securities available-for-sale, at fair value	50,245	50,245	48,717	48,717
Securities held-to-maturity	9,289	9,686	7,179	7,690
Loans held for sale	123	123	312	312
Loans receivable, net of allowance for loan losses	285,734	274,141	287,755	273,122
Life insurance investment, net of surrender charges	18,573	18,573	18,257	18,257
Accrued interest receivable	1,704	1,704	1,532	1,532
FHLB stock, at cost	6,394	6,394	6,510	6,510

Liabilities
Demand deposits, savings and money market	184,607	184,607	174,600	174,600
Certificates of deposit	158,706	157,877	171,198	168,467
FHLB advances	64,900	66,039	64,900	66,465
Advance payments by borrowers for taxes and insurance	865	865	562	562
Supplemental Executive Retirement Plan	1,683	1,683	1,764	1,764

Commitments to extend credit represent the principal categories of off-balance-sheet financial instruments. The fair values of these commitments are not material since they are for a short period of time and are subject to customary credit terms.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of December 31, 2012 and June 30, 2012.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and due from banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as demand deposits, savings, and money market, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012
Financial Instruments-Assets
Securities held-to-maturity	$9,289	$9,686	$—	$9,686	$—
Loans receivable, net of allowance for loan losses	$285,734	$274,141	$—	$—	$274,141
Financial Instruments-Liabilities
Certificates of deposit	$158,706	$157,877	$—	$155,877	$—
FHLB advances	$64,900	$66,039	$—	$66,039	$—

June 30, 2012
Financial Instruments-Assets
Securities held-to-maturity	$7,179	$7,690	$—	$7,690	$—
Loans receivable, net of allowance for loan losses	$287,755	$273,122	$—	$—	$273,122
Financial Instruments-Liabilities
Certificates of deposit	$171,198	$168,467	$—	$168,467	$—
FHLB advances	$64,900	$66,465	$—	$66,465	$—

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FHLB stock - FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the member institutions, and can only be purchased and redeemed at par.

Demand deposits, savings, money market, and certificates of deposit - The fair value of the Bank's demand deposits, savings, and money market accounts is the amount payable on demand. The fair value of fixed-maturity certificates is estimated using a discounted cash flow analysis using current rates offered for deposits of similar remaining maturities.
FHLB advances - The fair value of the Bank's FHLB advances was calculated using the discounted cash flow method. The discount rate was equal to the current rate offered by the FHLB for advances of similar remaining maturities.
Accrued interest receivable and advance payments by borrowers for taxes and insurance - The carrying value has been determined to be a reasonable estimate of their fair value.
Supplemental Executive Retirement Plan - The carrying amount is a reasonable estimate of its fair value.

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

•	our ability to attract and retain deposits;

•	increases in premiums for deposit insurance;

•	management's assumptions in determining the adequacy of the allowance for loan losses;

•	our ability to control operating costs and expenses;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	computer systems on which we depend could fail or experience a security breach;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to manage loan delinquency rates;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	our ability to pay dividends on our common stock;

•	adverse changes in the securities markets;

•	inability of key third-party providers to perform their obligations to us;

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods including relating to fair value accounting and loan loss reserve requirements; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in our filings with the Securities and Exchange Commission, including this Form 10-Q.

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

Background and Overview

Anchor Bancorp is a bank holding company which primarily engages in the business activity of its subsidiary, Anchor Bank. Anchor Bank is a community-based savings bank primarily serving Western Washington through our 13 full-service banking offices (including three Wal-Mart store locations) and one loan production office located within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers. Historically, lending activities have been primarily directed toward the origination of one-to-four family construction, commercial real estate and consumer loans. Since 1990, we have also offered commercial real estate loans and multi-family loans primarily in Western Washington. We had been an active originator of real estate construction loans in our market area since 1990 although we have significantly reduced the balance of these loans in accordance with the Order and are limiting new construction loan originations to reduce our credit risk profile.

Historically, we used wholesale sources to fund wholesale loan growth - typically FHLB advances or brokered certificates of deposit depending on the relative cost of each and our interest rate position. Our current strategy is to utilize FHLB advances consistent with our asset liability objectives. We currently do not utilize brokered certificates of deposit while limiting loan growth consistent with our regulatory and capital objectives. While continuing our commitment to all real estate lending, management expects to continue to reduce our exposure to construction loans while commercial business lending becomes increasingly more important for us.

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

Anchor Bank entered into the Order with the FDIC and the Washington DFI on August 12, 2009. Anchor Bank became subject to the Order primarily because of its increased level of non-performing assets, reduced capital position and pre-tax operating losses in 2010 and 2009. On September 5, 2012, Anchor Bank's regulators, the FDIC and the DFI terminated the Order and the Bank became subject to a Supervisory Directive. The Order was terminated as a result of the steps Anchor Bank took in complying with the Order and reducing its level of classified assets, augmenting management and improving the overall condition of the Bank. The Bank believes that it is in compliance with the requirements set forth in the Supervisory Directive.

Additional information regarding Supervisory Directive is included in Note 5 to the Selected Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q and Item 1A. “Risk Factors - Compliance with Regulatory Restrictions” in the 2012 Form10-K.

Critical Accounting Estimates and Related Accounting Policies

We use estimates and assumptions in our consolidated financial statements in accordance with generally accepted accounting principles. Management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to the determination of the allowance for loan losses and the associated provision for loan losses, deferred income taxes and the associated income tax expense, as well as valuation of real estate owned. Management reviews the allowance for loan losses for adequacy on a monthly basis and establishes a provision for loan losses that it believes is sufficient for the loan portfolio growth expected and the loan quality of the existing portfolio. The carrying value of real estate owned is assessed on a quarterly basis. Income tax expense and deferred income taxes are calculated using an estimated tax rate and are based on management's understanding of our effective tax rate and the tax code.

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, we carried a valuation allowance of $8.8 million at December 31, 2012. The deferred tax provision for the period is equal to the net change in the net deferred tax asset from the beginning to the end of the period, less amounts applicable to the change in value related to securities available for sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from deferred loan fees and costs, mortgage servicing rights, loan loss reserves and dividends received from the FHLB of Seattle.

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

Comparison of Financial Condition at December 31, 2012 and June 30, 2012

General. Total assets decreased by $2.0 million, or 0.4%, to $468.8 million at December 31, 2012, from $470.8 million at June 30, 2012. The decrease in assets during this period was primarily a result of net loans decreasing $2.0 million or 0.7%, cash and due from banks decreasing $4.4 million or 5.6%, partially offset by total real estate owned increasing $1.9 million, or 28.4%, and an increase in securities held-to-maturity of $2.1 million or 29.4%, and securities available-for-sale of $1.5 million, or 3.1%. Total liabilities decreased $2.3 million or 0.6% to $414.5 million at December 31, 2012 compared to $416.8 million at June 30, 2012. Total deposits decreased $2.5 million, or 0.7%, to $343.3 million at December 31, 2012 from $345.8 million at June 30, 2012 primarily as a result of decreases in certificates of deposit.

Assets. The following table details the increases and decreases in the composition of the Company's assets from June 30, 2012 to December 31, 2012:

			Increase/(Decrease)
	Balance at	Balance at
	December 31, 2012	June 30, 2012	Amount	Percent
	(Dollars in thousands)
Cash and due from banks	$74,258	$78,673	$(4,415)	(5.6)%
Mortgage-backed securities, available-for-sale	48,775	47,061	1,714	3.6
Mortgage-backed securities, held to maturity	9,150	7,037	2,113	30.0
Loans receivable, net of allowance for loan losses	285,734	287,755	(2,021)	(0.7)
Real estate owned , net	8,610	6,708	1,902	28.4

Cash and due from banks decreased $4.4 million or 5.6% at December 31, 2012 from June 30, 2012.

Mortgage-backed securities available-for-sale increased $1.7 million, or 3.6%, to $48.8 million at December 31, 2012 from $47.1 million at June 30, 2012. The increase in this portfolio was primarily the result of purchases of eight FHLMC mortgage-backed securities totaling $10.2 million and contractual payments of $8.2 million.

Loans receivable, net, decreased $2.0 million or 0.7% to $285.7 million at December 31, 2012 from $287.8 million at June 30, 2012. Commercial real estate loans increased $11.5 million or 11.8% to $108.8 million from $97.3 million at June 30, 2012 and one-to-four family loans decreased $5.7 million or 6.9% to $77.0 million from $82.7 million at June 30, 2012. The Company continues to reduce its exposure to land and construction loans. The balance of these loans declined to $10.0 million at December 31, 2012 compared to $13.8 million at June 30, 2012. All other loan categories decreased a net $4.0 million.

As of December 31, 2012, the Company had 40 properties in real estate owned (“REO”) with an aggregate book value of $8.6 million compared to 71 properties with an aggregate book value of $6.7 million at June 30, 2012, and 109 properties in REO with an aggregate book value of $8.2 million at December 31, 2011.  The decrease in number of properties during the six months ended December 31, 2012 was primarily attributable to ongoing sales of residential properties. Twelve residential properties and one commercial real estate property were sold last quarter. During the quarter ended December 31, 2012 the Bank sold seven residential real estate properties located in Washington State for an aggregate loss of $84,000. The aggregate book value of REO increased primarily due to the foreclosure during the current quarter of a $3.5 million commercial real estate loan located in Pacific, Washington, which is the Bank's largest REO property at December 31, 2012. At December 31,

2012, the Bank owned 13 one-to-four family residential properties with an aggregate book value of $3.1 million, 20 residential building lots with an aggregate book value of $687,000, one vacant land parcel with a book value of $15,300, and six parcels of commercial real estate with an aggregate book value of $4.8 million. Our REO is located in southwest Washington and the greater Portland area of northwest Oregon, with 34 of the parcels in Washington and the remaining six in Oregon.

Deposits. Deposits decreased $2.5 million, or 0.7%, to $343.3 million at December 31, 2012 from $345.8 million at June 30, 2012. Certificates of deposit decreased $12.5 million while money market and interest bearing demand deposit accounts increased $5.8 million and $3.3 million, respectively, consistent with our strategy of reducing higher cost certificates of deposit and increasing our core deposits.

The following table details the changes in deposit accounts at the dates indicated:

			Increase/(Decrease)
	Balance at	Balance at
	December 31, 2012	June 30, 2012	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$38,504	$37,941	$563	1.5%
Interest-bearing demand deposits	19,688	16,434	3,254	19.8
Money market accounts	89,576	83,750	5,826	7.0
Savings deposits	36,839	36,475	364	1.0
Certificates of deposit	158,706	171,198	(12,492)	(7.3)
Total deposit accounts	$343,313	$345,798	$(2,485)	(0.7)%

Borrowings. FHLB advances remained at $64.9 million at both December 31, 2012 and June 30, 2012.

Stockholders' Equity. Total stockholders' equity increased $375,000 or 0.7% to $54.4 million at December 31, 2012 from $54.0 million at June 30, 2012. The increase was primarily due to the $503,000 in net income during the six months ended December 31, 2012 partially offset by a decrease in accumulated other comprehensive income of $170,000 to a loss of $(195,000) at December 31, 2012 from a loss of $(25,000) at June 30, 2012.

Comparison of Operating Results for the Three and Six Months ended December 31, 2012 and 2011

General. Net income for the three months ended December 31, 2012 was $225,000 compared to a net income of $93,000 for the three months ended December 31, 2011. For the six months ended December 31, 2012 the net income was $503,000 compared to a net loss of $1.6 million for the comparable period in 2011.

Net Interest Income. Net interest income before the provision for loan losses decreased $329,000, or 7.9%, to $3.8 million for the quarter ended December 31, 2012 from $4.2 million for the quarter ended December 31, 2011. For the six months ended December 31, 2012 net interest income before the provision for loan losses decreased $531,000 or 6.4% to $7.8 million from $8.3 million for the same period in 2011.

The Company's net interest margin decreased 15 basis points to 3.54% for the quarter ended December 31, 2012, from 3.69% for the comparable period in 2011 as the decline in interest income outpaced the decline in the cost of liabilities. The average yield on interest-earning assets decreased 42 basis points to 4.67% for the quarter ended December 31, 2012 compared to 5.09% for the same period in the prior year. The decline in the yield of interest-earning assets was primarily attributable to the decrease in the yield earned on loans receivable and the downward repricing of investment securities, reflecting the currently low interest rate environment. The average cost of interest-bearing liabilities decreased 29 basis points to 1.32% for the quarter ended December 31, 2012 compared to 1.61% for the same period in the prior year primarily due to the renewal of certificates of deposit at currently low interest rates and the reduction in the balance of these higher costing deposits.

The following table sets forth the changes to our net interest income for the three months ended December 31, 2012 compared to the same period in 2011. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).

The changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(198)	$(469)	$(667)
Mortgage-backed securities	(176)	159	(17)
Investment securities, FHLB stock and cash and due from banks	(13)	(4)	(17)
Total net change in income on interest-earning assets	$(387)	$(314)	$(701)
Interest-bearing liabilities:
Savings deposits	$(36)	$3	$(33)
Interest-bearing demand deposits	(7)	—	(7)
Money market accounts	(97)	11	(86)
Certificates of deposit	(80)	(127)	(207)
FHLB advances	8	(47)	(39)
Total net change in expense on interest-bearing liabilities	(212)	(160)	(372)
Total increase (decrease) in net interest income	$(175)	$(154)	$(329)

For the six months ended December 31, 2012, the Company's net interest margin decreased eight basis points to 3.61% compared to 3.69% for the same period in 2011. The average yield on interest-earning assets decreased 33 basis points to 4.78% for the six months ended December 31, 2012 compared to 5.11% for the same period in the prior year. The average cost of interest-bearing liabilities decreased 28 basis points to 1.36% for the six months ended December 31, 2012 compared to 1.64% for the same period of the prior year. These declines occurred for the same reasons as the similar declines in these ratios that occurred during the three months ended December 31, 2012 as discussed above.

The following table sets forth the changes to our net interest income for the six months ended December 31, 2012 compared to the same period in 2011:

	Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(85)	$(1,084)	$(1,169)
Mortgage-backed securities	(334)	329	(5)
Investment securities, FHLB stock and cash and due from banks	(49)	—	(49)
Total net change in income on interest-earning assets	$(468)	$(755)	$(1,223)
Interest-bearing liabilities:
Savings deposits	$(68)	$8	$(60)
Interest-bearing demand deposits	(12)	(2)	(14)
Money market accounts	(191)	20	(171)
Certificates of deposit	(158)	(205)	(363)
FHLB advances	19	(103)	(84)
Total net change in expense on interest-bearing liabilities	(410)	(282)	(692)
Total increase (decrease) in net interest income	$(58)	$(473)	$(531)

Interest Income. Total interest income for the three months ended December 31, 2012 decreased $701,000 or 12.2%, to $5.1 million, from $5.8 million for the three months ended December 31, 2011. The decrease during the period was attributable to the declines in both the average yield earned on and average balance of net loans receivable. The average yield on loans receivable decreased 27 basis points to 6.17% for the three months ended December 31, 2012 compared to 6.44% for the same period in the prior year. Average net loans receivable declined $29.1 million during the quarter ended December 31, 2012, compared to the same quarter last year.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31,
	2012		2011		Increase/(Decrease) in Interest and Dividend Income from 2011
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$292,503	6.17%	$321,612	6.44%	$(667)
Mortgage-backed securities	57,600	3.26	43,437	4.48	(17)
Investment securities	1,731	4.85	3,707	4.10	(17)
FHLB stock	6,438	—	6,510	—	—
Cash and due from banks	74,428	0.25	76,400	0.24	—
Total interest-earning assets	$432,700	4.67%	$451,666	5.09%	$(701)

(1)
Non-accruing loans have been included in the table as loans carrying a zero yield for the period that they have been on non-accrual.  Calculated net of deferred loan fees, loan discounts, and loans in process.

For the six months ended December 31, 2012, total interest income decreased $1.2 million, or 10.6%, to $10.3 million, from $11.6 million for the six months ended December 31, 2011. The decrease was primarily the result of a $34.2 million decrease in the average balance of loans receivable during the period.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in the interest income for the six months ended December 31, 2012 and 2011:

	Six Months Ended December 31,
	2012		2011		Increase/(Decrease) in Interest and Dividend Income from 2011
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$294,485	6.29%	$328,655	6.35%	$(1,169)
Mortgage-backed securities	55,667	3.39	41,326	4.59	(5)
Investment securities	1,763	4.88	4,645	4.31	(57)
FHLB stock	6,471	—	6,510	—	—
Cash and due from banks	73,846	0.23	71,133	0.22	8
Total interest-earning assets	$432,232	4.78%	$452,269	5.11%	$(1,223)
(1) Non-accruing loans have been included in the table as loans carrying a zero yield for the period that they have been on non-accrual.  Calculated net of deferred loan fees, loan discounts, and loans in process.

Interest Expense. Interest expense decreased $372,000 or 23.4%, to $1.2 million for the three months ended December 31, 2012, from $1.6 million for the three months ended December 31, 2011. The decrease during the period was primarily attributable to the reduction of both the average balance and average rate paid for most interest-bearing liabilities over that time period, especially certificates of deposit. The average cost of certificates of deposit decreased 20 basis points to 2.02% for the three months ended December 31, 2012 compared to 2.22% for the same period of the prior year while the average balance of these deposits declined $22.9 million or 12.5% to $160.4 million for the current quarter. This decrease was also primarily due to a 44 basis point decline in the average cost of money market accounts. Average interest-bearing liabilities decreased $25.3 million or 6.4% to $370.3 million for the three months ended December 31, 2012 compared to $395.6 million for the same period in 2011.

The following table details average balances, cost of funds and the change in interest expense for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31,
	2012		2011		Increase/(Decrease) in Interest and Dividend Income from 2011
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$36,846	0.26%	$34,785	0.66%	$(33)
Interest-bearing demand deposits	18,851	0.11	19,465	0.25	(7)
Money market deposits	89,366	0.29	83,219	0.73	(86)
Certificates of deposit	160,352	2.02	183,241	2.22	(207)
FHLB advances	64,900	1.93	74,903	1.88	(39)
Total interest-bearing liabilities	$370,315	1.32%	$395,613	1.61%	$(372)

For the six months ended December 31, 2012 interest expense decreased $692,000, or 21.5%, to $2.5 million from $3.2 million for the six months ended December 31, 2011. The decrease during the period was primarily attributable to the reduction of both the average balance and average rate paid for most interest-bearing liabilities over that time period, especially certificates of deposit. The average cost of certificates of deposit decreased 19 basis points to 2.06% for the six months ended December 31, 2012 compared to 2.25% for the same period of the prior year while the average balance of the deposits declined $18.2 million or 10.0% to $164.4 million during this six month period. The decrease was also primarily due to a 45 basis point decline in the average cost of money market accounts. Average interest-bearing liabilities decreased $23.2 million or 5.9% to $369.7 million for the six months ended December 31, 2012 compared to $392.9 million for the same period in 2011.

The following table details average balances, cost of funds and the change in interest expense for the six months ended December 31, 2012 and 2011:

	Six Months Ended December 31,
	2012		2011		Increase/(Decrease) in Interest and Dividend Income from 2011
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$36,584	0.28%	$34,077	0.66%	$(60)
Interest-bearing demand deposits	17,799	0.11	19,382	0.25	(14)
Money market deposits	86,087	0.33	81,019	0.78	(171)
Certificates of deposit	164,355	2.06	182,558	2.25	(363)
FHLB advances	64,900	1.93	75,896	1.87	(84)
Total interest-bearing liabilities	$369,725	1.36%	$392,932	1.64%	$(692)

Provision for Loan Losses. The provision for loan losses is impacted by the historical performance and current risk factors associated with each loan type in our portfolio. In connection with its analysis of the loan portfolio, management determined that a provision for loan losses of $225,000 and $525,000 was required for the three and six months ended December 31, 2012, respectively, compared to the $475,000 and $1.0 million provision for loan losses established for the same periods last year. The decrease in the provision during these periods was primarily a result of some stabilization in the general economy and real estate market as well as the decline in the level of classified and non-accruing loans in addition to the decrease in the loan portfolio balance. Net loan charge-offs were $1.8 million during the three months ended December 31, 2012 as compared to $1.4 million for the same fiscal quarter last year. Charge-offs exceeded the provision for loan losses for the three and six months ended December 31, 2012 due to the reduction in the overall loan portfolio balance. Non-performing loans, those loans which are 90 days past due or on non-accrual status, were $9.1 million, or 1.9% of total assets, at December 31, 2012 compared to $8.7 million, or 1.9% of total assets, at June 30, 2012. This increase was primarily due to one commercial real estate loan participation with an unpaid principal balance of $5.5 million, which was more than 90 days past due and still accruing interest at December 31, 2012 because the loan is performing beyond its maturity date. The Company believes the loan to be fully secured and a loan renewal is currently being negotiated among all participating banks and the borrower.

Management considers the allowance for loan losses at December 31, 2012 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by our regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The provision for loan losses is impacted by the historical performance and current risk factors associated with each loan type in our portfolio.  As we increase the loan portfolio, we anticipate an increase in the allowance for loan losses based upon both portfolio growth and the risk characteristics associated with the respective portfolio type.

The following table details activity and information related to the allowance for loan losses at and for the three months ended December 31, 2012 and 2011:

	At or For the
	Three Months Ended
	December 31,
	2012	2011
	(Dollars in thousands)
Provision for loan losses	$225	$475
Net charge-offs	$1,753	$1,372
Allowance for loan losses	$5,152	$6,469
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.8%	2.1%
Non-accrual and 90 days or more past due loans still accruing	$9,109	$12,897
Allowance for loan losses as a percentage of non-performing loans at the end of the period	56.6%	50.2%
Non-accrual and 90 days or more past due loans and still accruing as a percentage of loans receivable at the end of the period	3.1%	4.1%
Total loans	$291,694	$314,488

The following table details activity and information related to the allowance for loan losses at and for the six months ended December 31, 2012 and 2011:

	At or For the
	Six Months Ended
	December 31,
	2012	2011
	(Dollars in thousands)
Provision for loan losses	$525	$1,000
Net charge-offs	$2,430	$1,770
Allowance for loan losses	$5,152	$6,469
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.8%	2.1%
Non-accrual and 90 days or more past due loans still accruing	$9,109	$12,897
Allowance for loan losses as a percentage of non-performing loans at the end of the period	56.6%	50.2%
Non-accrual and 90 days or more past due loans and still accruing as a percentage of loans receivable at the end of the period	3.1%	4.1%
Total loans	$291,694	$314,488

Noninterest Income. Noninterest income decreased $643,000 or 32.8%, to $1.3 million for the three months ended December 31, 2012 from $2.0 million for the same quarter in 2011. The following table provides a detailed analysis of the changes in the components of noninterest income for the three months ended December 31, 2012 compared to the same period in 2011:

	Three Months Ended		Increase (decrease)
	December 31,
	2012	2011	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$384	$506	$(122)	(24.1)%
Other deposit fees	195	206	(11)	(5.3)
Gain on sale of investments	—	686	(686)	(100.0)
Loan fees	215	257	(42)	(16.3)
Gain (loss) on sale of loans	238	(21)	259	(1,233.3)
Other income	288	329	(41)	(12.5)
Total noninterest income	$1,320	$1,963	$(643)	(32.8)%

The decrease in noninterest income was primarily attributable to no gain on sale of investments for the quarter ended December 31, 2012 as compared to $686,000 for quarter ended December 31, 2011 and deposit service fees declined $122,000 during this period. These decreases were partially offset by an increase of $259,000 for gain on sale of loans for the quarter ended December 31, 2012. The increase in the amount of gain on sale of loans was the result of a greater volume of loans sold into the secondary market during the three months ended December 31, 2012 compared to the three months ended December 31, 2011, which was attributable to increased demand for one-to-four family loans as a result of refinancing activity reflecting the very low interest rate environment.

The following table provides a detailed analysis of the changes in the components of noninterest income for the six months ended December 31, 2012 compared to the same period in 2011:

	Six Months Ended		Increase (decrease)
	December 31,
	2012	2011	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$775	$1,036	$(261)	(25.2)%
Other deposit fees	384	423	(39)	(9.2)
Gain on sale of investments	—	879	(879)	(100.0)
Loan fees	399	485	(86)	(17.7)
Gain (loss) on sale of loans	415	(33)	448	(1,357.6)
Other income	719	622	97	15.6
Total noninterest income	$2,692	$3,412	$(720)	(21.1)%

Noninterest income decreased $720,000 or 21.1% to $2.7 million during the six months ended December 31, 2012 compared to $3.4 million for the same period in 2011. The decrease was primarily due to no gain on sales of investments compared to $879,000 for the same period in the prior year and a $261,000 decline in deposit service fees partially offset by a $448,000 increase in the gain on sales of loans.

Noninterest Expense. For the three months ended December 31, 2012, noninterest expense decreased $854,000 on or 15.4%, to $4.7 million from $5.6 million for the three months ended December 31, 2011. The following tables provide an analysis of the changes in the components of noninterest expense for the three months ended December 31, 2012 and 2011:

	Three Months Ended		Increase (decrease)
	December 31,
	2012	2011	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$2,113	$2,067	$46	2.2%
General and administrative expenses	922	903	19	2.1
Real estate owned impairment	213	469	(256)	(54.6)
Real estate holding costs	106	198	(92)	(46.5)
FDIC Insurance premium	162	252	(90)	(35.7)
Information technology	374	757	(383)	(50.6)
Occupancy and equipment	602	523	79	15.1
Deposit services	166	120	46	38.3
Marketing	129	172	(43)	(25.0)
Loss on sale of property, premises and equipment	-	159	(159)	(100.0)
Gain on sale of real estate owned	(84)	(63)	(21)	33.3
Total noninterest expense	$4,703	$5,557	$(854)	(15.4)%

Noninterest expense decreased primarily due to declines for information technology and real estate owned related expenses. The expense for information technology decreased $383,000 or 50.6% to $374,000 from $757,000 as a conversion of our core systems occurred during this period. Real estate owned impairment decreased $256,000 or 54.6% to $213,000 from $469,000 and real estate holding costs declined $92,000 or 46.5% from $198,000 reflecting a decrease in valuation declines as the real estate market stabilized and a decline in the number of properties held as real estate owned during the comparative periods. Occupancy and equipment expenses increased by $79,000 or 15.1% to $602,000 for the quarter ended December 31, 2012 compared to $523,000 from the same period last year. The increase was primarily due to the acceleration of depreciation of premise and equipment on two planned branches due to close in January and June, 2013. Our efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 91.3% for the three months ended December 31, 2012 compared to 90.7% for the three months ended December 31, 2011.

The following table provides an analysis of the changes in the components of noninterest expense for the six months ended December 31, 2012 and 2011:

	Six Months Ended		Increase (decrease)
	December 31,
	2012	2011	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,248	$4,196	$52	1.2%
General and administrative expenses	1,741	2,012	(271)	(13.5)
Real estate owned impairment	448	1,588	(1,140)	(71.8)
Real estate holding costs	292	455	(163)	(35.8)
FDIC Insurance premium	325	503	(178)	(35.4)
Information technology	734	2,036	(1,302)	(63.9)
Occupancy and equipment	1,140	1,050	90	8.6
Deposit services	355	227	128	56.4
Marketing	256	324	(68)	(21.0)
Loss on sale of property, premises and equipment	—	107	(107)	100.0
Gain on sale of real estate owned	(64)	(122)	58	(47.5)
Total noninterest expense	$9,475	$12,376	$(2,901)	(23.4)%

Noninterest expense decreased $2.9 million in the six months ended December 31, 2012 to $9.5 million from $12.4 million for the six months ended December 31, 2011. The decrease was primarily due to the decrease for information technology of $1.3 million which was related to core conversion costs and a decrease in real estate owned impairment expense of $1.1 million as compared to the same period in 2011. The decline in real estate owned impairment expense reflects the stabilization in the local real estate market and declines in the number of properties held as real estate owned over the last year. Occupancy and equipment expenses increased by $90,000 or 8.6% to $1.1 million for the six months ended December 31, 2012 compared to $1.0 million from the same period last year. The increase was primarily due to the acceleration of depreciation of premise and equipment on two planned branches due to close in January and June, 2013.

Provision (benefit) for Income Tax. As a result of uncertainties surrounding our realization of additional deferred tax assets, we did not record a tax benefit or expense for the three and six months ended December 31, 2012 and 2011.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available information, we recorded a valuation allowance of $8.8 million at December 31, 2012.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments. At December 31, 2012, the total approved loan origination commitments outstanding amounted to $865,000. At the same date, unused lines of credit were $26.2 million.

For purposes of determining our liquidity position, we use a concept of basic surplus, which is derived from the total of available for sale securities, as well as other liquid assets, less short-term liabilities. Our Board of Directors has established a target range for basic surplus of 5% to 7%. For the three months ended December 31, 2012, our average basic surplus was 20.0%, which indicates we exceeded the liquidity standard set by our Board. The relatively high level of liquidity is consistent with our strategy to mitigate liquidity risk during the current economic uncertainty and difficult banking environment as well as provide for potential lending opportunities in the future.

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

Certificates of deposit scheduled to mature in one year or less at December 31, 2012 totaled $53.1 million. We had no brokered deposits at December 31, 2012. Management's policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with us. In addition, we had the ability to borrow an additional $25.0 million from the FHLB of Seattle.

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

Our primary source of funds is the Bank's deposits. When deposits are not available to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: cash management from the FHLB of Seattle, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. Alternatively, we may also liquidate assets to meet our funding needs. On a monthly basis, we estimate our liquidity sources and needs for the coming three-month, nine-month, and one-year time periods. Also, we determine funding concentrations and our need for sources of funds other than deposits. This information is used by our Asset Liability Management Committee in forecasting funding needs and investing opportunities.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. The Company's primary sources of income are ESOP loan payments and ESOP loan interest income as there is limited ability to receive dividends from the Bank in the near future. Pursuant to the Supervisory Directive, the Bank may not pay any dividends or any other form of payment or distribution representing a reduction of capital to us without prior written approval of the DFI's Director of Banks and the Regional Director of the FDIC.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of December 31, 2012:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$865	$865
Lines of Credit
Fixed rate (3)	3,180	1,320
Adjustable rate	23,050	5,312
Undisbursed balance of lines of credit	$26,230	$6,632

(1)	Interest rates on fixed rate loans range from 2.63% to 4.13%.

(2)	At December 30, 2012 there were no reserves for unfunded commitments.

(3)	Includes standby letters of credit.

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

Year Ended
June 30,	Amount
(In thousands)
2013	$94
2014	$60
2015	$36

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards and the Order. As of December 31, 2012 the Bank exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 11.4%, 16.8%, and 18.1% respectively. As of June 30, 2012 these ratios were 10.9%, 17.0%, and 18.2%, respectively. The Bank was “well capitalized” at December 31, 2012, based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, however, we are not regarded as “well capitalized” for federal regulatory purposes as a result of the Supervisory Directive.

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 11.7%, 17.3%, and 18.5%, respectively, as of December 31, 2012.

For additional information regarding the Supervisory Directive, see the discussion included in Note 5 to the Selected Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

The Bank's actual capital amounts and ratios at December 31, 2012 are presented in the following table:

Anchor Bank					Minimum to be Well
			Minimum		Capitalized Under Prompt
	Actual		Capital Requirement		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012
Total capital (to risk-weighted assets)	$56,967	18.1%	$25,251	8.0%	$31,563	10.0%
Tier I capital (to risk-weighted assets)	$53,007	16.8%	$12,625	4.0%	$18,938	6.0%
Tier I leverage capital (to average assets)	$53,007	11.4%	$18,683	4.0%	$23,353	5.0%

Anchor Bancorp exceeded all regulatory capital requirements as of December 31, 2012. The actual regulatory capital amounts and ratios calculated for Anchor Bancorp as of December 31, 2012, were as follows:

Anchor Bancorp
	Actual
	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012
Total capital (to risk-weighted assets)	$58,514	18.5%
Tier I capital (to risk-weighted assets)	$54,538	17.3%
Tier I leverage capital (to average assets)	$54,538	11.7%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has not been any material change in the market risk disclosures contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended December 31, 2012, we did not sell any securities that were not registered under the Securities Act of 1933. We did not execute any open market repurchases of our common stock from July 1, 2012 through December 31, 2012.

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
101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter   ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statement of Operations; (3) Condensed Consolidated Statement of Stockholders’ Equity; (4) Condensed Consolidated Statement of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.*

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

ANCHOR BANCORP

Date: February 7, 2013	/s/Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2013	/s/Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets; (2) Condensed Consolidated Statement of Operations; (3) Condensed Consolidated Statement of Stockholders’ Equity; (4) Condensed Consolidated Statement of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.