Form 10-Q
period 2013-03-31
Anchor Bancorp
filed 2013-05-09
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 8, 2013, there were 2,550,000, shares of common stock, $.01 par value per share, outstanding.

ANCHOR BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiary, unless the context indicates otherwise.  When we refer to “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, the wholly owned subsidiary of Anchor Bancorp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands, except share data) (Unaudited)	March 31, 2013	June 30, 2012
ASSETS
Cash and due from banks	$63,740	$78,673
Securities available-for-sale, at fair value, amortized cost of $54,646 and $48,170	54,610	48,717
Securities held-to-maturity, at amortized cost, fair value of $11,528 and $7,690	11,221	7,179
Loans held for sale	64	312
Loans receivable, net of allowance for loan losses of $5,315 and $7,057	284,174	287,755
Life insurance investment, net of surrender charges	18,730	18,257
Accrued interest receivable	1,967	1,532
Real estate owned, net	6,987	6,708
Federal Home Loan Bank ("FHLB") stock, at cost	6,336	6,510
Property, premises, and equipment, at cost, less accumulated depreciation of $15,842 and $15,460	11,511	12,213
Deferred tax asset, net	752	555
Prepaid expenses and other assets	1,345	2,404
Total assets	$461,437	$470,815
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$40,020	$37,941
Interest-bearing	295,951	307,857
Total deposits	335,971	345,798

FHLB advances	64,900	64,900
Advance payments by borrowers for taxes and insurance	1,414	562
Supplemental Executive Retirement Plan liability	1,642	1,764
Accounts payable and other liabilities	3,245	3,767
Total liabilities	407,172	416,791
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value per share, authorized 45,000,000 shares; 2,550,000 issued and 2,462,733 outstanding at March 31, 2013 and 2,550,000 shares issued and 2,457,633 outstanding at June 30, 2012, respectively	25	25
Additional paid-in capital	23,218	23,202
Retained earnings, substantially restricted	32,304	31,746
Unearned Employee Stock Ownership Plan ("ESOP") shares	(873)	(924)
Accumulated other comprehensive loss, net of tax	(409)	(25)
Total stockholders’ equity	54,265	54,024
Total liabilities and stockholders’ equity	$461,437	$470,815

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except share data) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2013	2012	2013	2012
Interest income:
Loans receivable, including fees	$4,674	$4,838	$13,933	$15,265
Securities	55	66	184	245
Mortgage-backed securities	403	509	1,347	1,459
Total interest income	5,132	5,413	15,464	16,969
Interest expense:
Deposits	838	1,145	2,734	3,650
FHLB advances	307	348	932	1,057
Total interest expense	1,145	1,493	3,666	4,707
Net interest income before provision for loan losses	3,987	3,920	11,798	12,262
Provision for loan losses	225	300	750	1,300
Net interest income after provision for loan losses	3,762	3,620	11,048	10,962
Noninterest income
Deposit service fees	338	443	1,114	1,479
Other deposit fees	282	202	665	626
Gain on sale of investments	—	609	—	1,487
Loan fees	146	260	545	745
Gain on sale of loans	19	55	434	22
Other income	301	293	1,020	915
Total noninterest income	1,086	1,862	3,778	5,274
Noninterest expense
Compensation and benefits	2,154	2,075	6,402	6,270
General and administrative expenses	741	870	2,482	2,882
Real estate owned impairment	353	287	802	1,875
Real estate owned holding costs	127	233	419	688
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	162	254	487	757
Information technology	384	640	1,118	2,676
Occupancy and equipment	554	503	1,694	1,553
Deposit services	144	277	498	504
Marketing	149	177	405	501
Loss on sale of property, premises and equipment	34	—	34	107
Gain on sale of real estate owned	(9)	(57)	(73)	(179)
Total noninterest expense	4,793	5,259	14,268	17,634
Income (loss) before provision for income taxes	55	223	558	(1,398)
Provision for income taxes	—	—	—	—
Net income (loss)	$55	$223	$558	$(1,398)
Basic earnings (loss) per share	$0.02	$0.09	$0.23	$(0.57)
Diluted earnings (loss) per share	$0.02	$0.09	$0.23	$(0.57)

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Dollars in thousands, except share data) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2013	2012	2013	2012
NET INCOME (LOSS)	$55	$223	$558	$(1,398)
OTHER COMPREHENSIVE (LOSS) INCOME, net of income tax
Unrealized holding losses on available-for-sale securities during the period, net of income tax benefit of $(110), $(235), $(198), and $(132), respectively	(214)	(457)	(384)	(256)
Adjustment for realized gains included in Net income (loss)	—	(609)	—	(1,487)
Other comprehensive (loss) income net of income tax	(214)	(1,066)	(384)	(1,743)
COMPREHENSIVE (LOSS) INCOME	$(159)	$(843)	$174	$(3,141)

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Nine Months Ended March 31,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$558	$(1,398)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	763	703
Net amortization of premiums on securities	220	127
Provision for loan losses	750	1,300
ESOP expense	67	38
Real estate owned impairment	802	1,875
Income from life insurance investment	(473)	(495)
Gain on sale of loans	(434)	(22)
Gain on sale of investments	—	(1,487)
Originations of loans held for sale	(20,600)	(13,294)
Proceeds from sale of loans held for sale	20,213	13,140
Loss on sale of property, premises, and equipment	34	107
Gain on sale of real estate owned	(73)	(179)
(Decrease) Increase in operating assets and liabilities:
Accrued interest receivable	(435)	152
Prepaid expenses, other assets, and income tax receivable	1,059	585
Supplemental Executive Retirement Plan	(122)	(121)
Accounts payable and other liabilities	(522)	429
Net cash provided by operating activities	1,807	1,460
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	170	27,281
Purchases of available-for-sale investments	(19,610)	(48,065)
Purchase of held-to-maturity investments	(5,830)	(1,540)
Principal repayments on mortgage-backed securities available-for-sale	12,653	6,291
Principal repayments on mortgage-backed securities held-to-maturity	1,751	1,469
Loan originations, net of undisbursed loan proceeds and principal repayments	(512)	21,795
Proceeds from sale of real estate owned	3,996	9,231
Capital improvements on real estate owned	(287)	(115)
Proceeds from sale of property, premises, and equipment	(34)	117
Purchase of fixed assets	(62)	(125)
Net cash provided by (used in) investing activities	(7,765)	16,339
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(9,827)	12,082
Net change in advance payments by borrowers for taxes and insurance	852	796
Repayment of FHLB advances	—	(11,000)
Net cash provided by (used in) financing activities	$(8,975)	$1,878
NET CHANGE IN CASH AND DUE FROM BANKS	$(14,933)	$19,677
Beginning of period	78,673	63,757
End of period	$63,740	$83,434

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands, except share data) (Unaudited)	Nine Months Ended
	March 31,
	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities
Net loans transferred to real estate owned	$4,717	$6,617
Loans securitized into mortgage-backed securities	$1,069	$—
Cash paid during the period for interest	$3,662	$4,729

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Anchor Bank is a community-based savings bank primarily serving Western Washington through its 12 full-service bank offices (including two Wal-Mart store locations) within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, Washington.   In addition we have one loan production office located in Grays Harbor County.  Anchor Bank’s business consists of attracting deposits from the public and utilizing those deposits to originate loans.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2012 (“2012 Form 10-K”). The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2013. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported net income (loss) or equity.

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

Pursuant to the Plan, the Company formed an “ESOP”, which subscribed for 4% of the common stock sold in the offering, or 102,000 shares. As provided for in the Plan, the Bank established a liquidation account in the amount of retained earnings as of June 30, 2010. The liquidation account is maintained for the benefit of eligible savings account holders as of June 30, 2007 and supplemental eligible account holders as of September 30, 2010 who maintain deposit accounts in the Bank after the conversion. The conversion was accounted for as a change in corporate form with the historic basis of the Bank's assets, liabilities, and equity unchanged as a result.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements. This ASU includes amendments that identify when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement, and contains conforming amendments to the Codification to reflect the measurement and disclosure requirements of Topic 820. In addition, this ASU deletes the second glossary definition of fair value that originated from AICPA Statement of Position 92-6, Accounting and Reporting by Health and Welfare Benefit Plans. The first definition originating from FASB No. 123, Share-Based Payment, and the third definition originating from FASB No. 157, Fair Value Measurements, remain. The Conforming Amendments to U.S. GAAP included in this ASU are generally non-substantive in nature. Many of the amendments conform wording to be consistent with the terminology in Topic 820 (e.g., revising market value and current market value to fair value, or mark-to-market to subsequently measure at fair value). The FASB does not anticipate that the amendments in this ASU will result in pervasive changes to current practice. However, certain amendments may result in a change to existing practice. For those amendments which the FASB deemed to be more substantive, transition guidance and a delayed effective date accompany them. The amendments in this ASU that will not have transition guidance will be effective upon issuance. The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other
Comprehensive Income. The ASU requires an entity to provide information about the amounts of reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments in this ASU are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

Note 5 - Supervisory Directive

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to entering into any agreement to pay and prior to making any golden parachute payment or excess nondiscriminatory severance plan payment to any institution-affiliated party, Anchor Bank must file an application to obtain the consent of the FDIC.

Note 6 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income or loss, as applicable, available to common stockholders by the weighted average number of common shares outstanding for the period. As ESOP shares are committed to be released they become outstanding for EPS calculation purposes. ESOP shares not committed to be released are not considered outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. There were no other securities or issues that can convert to common stock during the following periods. The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
	(Dollars in thousands, except share data)
Net income (loss)	$55	$223	$558	$(1,398)
Weighted-average common shares outstanding	2,461,833	2,455,083	2,460,183	2,453,383
Basic earnings (loss) per share	$0.02	$0.09	$0.23	$(0.57)
Diluted earnings (loss) per share	$0.02	$0.09	$0.23	$(0.57)

There were no antidilutive options at or for the three and nine months ended March 31, 2013 and 2012.

Note 7 - Investments

The amortized cost and estimated fair market values of investment securities as of March 31, 2013 and June 30, 2012, were as follows:

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$1,447	$15	$—	$1,462
Freddie Mac (“FHLMC”) mortgage-backed securities	53,199	595	(647)	53,148
	$54,646	$610	$(647)	$54,610
Securities held-to-maturity
Municipal bonds	$137	$—	$—	$137
FHLMC mortgage-backed securities	11,084	307	—	11,391
	$11,221	$307	$—	$11,528

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$1,623	$33	$—	$1,656
FHLMC mortgage-backed securities	46,547	701	(187)	47,061
	$48,170	$734	$(187)	$48,717
Securities held-to-maturity
Municipal bonds	$142	$—	$—	$142
FHLMC mortgage-backed securities	7,037	511	—	7,548
	$7,179	$511	$—	$7,690

At March 31, 2013, there were 44 securities in an unrealized loss position. At June 30, 2012, there were 20 securities in an unrealized loss position. The unrealized losses on investments in debt securities relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities. We do expect to recover the entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of March 31, 2013 and June 30, 2012, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013	(In thousands)
Securities available-for-sale
FHLMC mortgage-backed securities	$30,184	$(307)	$11,984	$(340)	$42,168	$(647)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012	(In thousands)
Securities available-for-sale
FHLMC mortgage-backed securities	$23,168	$(187)	$—	$—	$23,168	$(187)

Contractual maturities of securities at March 31, 2013 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

March 31, 2013	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Due within one year	$—	$—
Due after one to five years	600	613
Due after five to ten years	645	647
Due after ten years	202	202
FHLMC mortgage-backed securities	53,199	53,148
	$54,646	$54,610

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2013	Amortized Cost	Fair Value
	(In thousands)
Securities held-to-maturity
Due after ten years	$137	$137
FHLMC mortgage-backed securities	11,084	11,391
	$11,221	$11,528

 Sales, maturities, and calls for the dates indicated are summarized as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
	(In thousands)
Proceeds from sales	$—	$9,075	$—	$23,896
Proceeds from maturities and calls	—	—	170	3,385
Gross realized gains	—	609	—	1,487
Gross realized losses	—	—	—	—

Pledged Securities for the dates indicated are summarized as follows:

	March 31, 2013		June 30, 2012
Pledged to secure:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Public deposits	$8,713	$8,909	$3,815	$4,152
Certificates of deposit in excess of FDIC-insured limits	1,683	1,668	1,163	1,249
FHLB Borrowings	3,401	3,463	4,618	4,743

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Loans Receivable, net

Loans receivable consisted of the following at the dates indicated:

	March 31, 2013	June 30, 2012
	(In thousands)
Real estate
One-to-four family	$75,620	$82,709
Multi-family	40,076	42,032
Commercial	111,246	97,306
Construction	4,487	6,696
Land	5,028	7,062
Total real estate	236,457	235,805
Consumer
Home equity	26,869	31,504
Credit cards	4,769	5,180
Automobile	2,084	3,342
Other consumer	2,569	2,968
Total consumer	36,291	42,994

Commercial business	17,659	16,618
Total loans	290,407	295,417
Less
Deferred loan fees and unamortized
discount on purchased loans	918	605
Allowance for loan losses	5,315	7,057
	$284,174	$287,755

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three Months Ended 3/31/13
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,465	$229	$610	$197	$250	$1,215	$1,186	$—	$5,152
Provision (benefit) for loan losses	(198)	87	190	46	153	(201)	94	54	225
Charge-offs	(110)	—	—	(105)	—	(58)	(20)	—	(293)
Recoveries	41	—	137	10	—	35	8	—	231
Ending balance	$1,198	$316	$937	$148	$403	$991	$1,268	$54	$5,315

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2013:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Nine Months Ended 3/31/13
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,659	$238	$578	$148	$368	$1,508	$2,558	$—	$7,057
Provision (benefit) for loan losses	(243)	78	216	68	35	336	206	54	750
Charge-offs	(290)	—	—	(105)	—	(1,020)	(1,532)	—	(2,947)
Recoveries	72	—	143	37	—	167	36	—	455
Ending balance	$1,198	$316	$937	$148	$403	$991	$1,268	$54	$5,315

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three Months Ended 3/31/12
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,975	$289	$584	$236	$267	$2,074	$1,044	$—	$6,469
Provision (benefit) for loan losses	235	(22)	121	167	(6)	(82)	(113)	—	300
Charge-offs	(422)	—	(154)	(228)	—	(253)	(29)	—	(1,086)
Recoveries	43	—	3	18	—	35	21	—	120
Ending balance	$1,831	$267	$554	$193	$261	$1,774	$923	$—	$5,803

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2012:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Nine Months Ended 03/31/12
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,980	$88	$173	$1,163	$191	$2,135	$1,509	$—	$7,239
Provision (benefit) for loan losses	834	179	862	(663)	70	672	(654)	—	1,300
Charge-offs	(1,391)	—	(491)	(561)	—	(1,143)	(62)	—	(3,648)
Recoveries	408	—	10	254	—	110	130	—	912
Ending balance	$1,831	$267	$554	$193	$261	$1,774	$923	$—	$5,803

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2013:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$9,529	$10,228	$—
Multi-family	2,263	2,408	—
Commercial real estate	6,579	6,579	—
Construction	675	675	—
Land	463	477	—
Home equity	157	163	—
Commercial business	—	—	—
With an allowance recorded
One-to-four family	$4,402	$4,402	$551
Land	689	689	338
Home equity	389	394	161
Commercial business	3,036	4,355	235
Total
One-to-four family	$13,931	$14,630	$551
Multi-family	2,263	2,408	—
Commercial real estate	6,579	6,579	—
Construction	675	675	—
Land	1,152	1,166	338
Home equity	546	557	161
Commercial business	3,036	4,355	235
Total	$28,182	$30,370	$1,285

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and nine months ended March 31, 2013:

	Three Months Ended March 31, 2013		Nine Months Ended March 31, 2013

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded
One-to-four family	$10,951	$80	$10,999	$239
Multi-family	2,408	26	2,408	78
Commercial real estate	7,411	177	4,668	530
Construction	675	15	2,360	44
Land	477	6	611	19
Home equity	231	2	221	6
Commercial business	—	27	—	82
With an allowance recorded
One-to-four family	$3,571	$52	$2,641	$157
Land	345	9	345	26
Home equity	260	4	197	11
Commercial business	2,723	—	3,517	—
Total
One-to-four family	$14,522	$132	$13,640	$396
Multi-family	2,408	26	2,408	78
Commercial real estate	7,411	177	4,668	530
Construction	675	15	2,360	44
Land	822	15	956	45
Home equity	490	6	418	17
Commercial business	2,723	27	3,517	82
Total	$29,052	$398	$27,967	$1,192

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and nine months ended March 31, 2012:

	Three Months Ended March 31, 2012		Nine Months Ended March 31, 2012

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no Allowance recorded
One-to-four family	$13,663	$133	$14,088	$398
Multi-family	2,847	27	1,644	81
Commercial real estate	7,155	65	6,678	196
Construction	4,440	8	5,707	25
Land	155	2	198	7
Home equity	458	4	368	11
Commercial business	2,562	43	4,426	129
With an Allowance recorded
One-to-four family	$—	$—	$670	$—
Multi-family	—	—	—	—
Commercial real estate	—	—	190	—
Construction	—	—	1,423	—
Home equity	—	—	21	—
Commercial business	—	—	195	—
Total
One-to-four family	$13,663	$133	$14,758	$398
Multi-family	2,847	27	1,644	81
Commercial real estate	7,155	65	6,868	196
Construction	4,440	8	7,130	25
Land	155	2	198	7
Home equity	458	4	389	11
Commercial Business	2,562	43	4,621	129
Total	$31,280	$282	$35,608	$847

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2013:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$1,198	$316	$937	$148	$403	$991	$1,268	$54	$5,315
Ending balance: individually evaluated for impairment	551	—	—	—	338	161	235	—	1,285
Ending balance: collectively evaluated for impairment	$647	$316	$937	$148	$65	$830	$1,033	$54	$4,030

Loans receivable:
Ending balance	$75,620	$40,076	$111,246	$4,487	$5,028	$36,291	$17,659	$—	$290,407
Ending balance: individually evaluated for impairment	13,931	2,263	6,579	675	1,152	546	3,036	—	28,182
Ending balance: collectively evaluated for impairment	$61,689	$37,813	$104,667	$3,812	$3,876	$35,745	$14,623	$—	$262,225

(1)	Consumer loans include home equity, credit cards, auto and other consumer loans.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$1,659	$238	$578	$148	$368	$1,508	$2,558	$—	$7,057
Ending balance: individually evaluated for impairment	105	—	—	—	—	—	1,780	—	1,885
Ending balance: collectively evaluated for impairment	$1,554	$238	$578	$148	$368	$1,508	$778	$—	$5,172

Loans receivable:
Ending balance	$82,709	$42,032	$97,306	$6,696	$7,062	$42,994	$16,618	$—	$295,417
Ending balance: individually evaluated for impairment	11,390	2,263	2,745	4,044	686	276	4,739	—	26,143
Ending balance: collectively evaluated for impairment	$71,319	$39,769	$94,561	$2,652	$6,376	$42,718	$11,879	$—	$269,274

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans.

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

The following table presents the recorded investment in non-accrual and loans past due 90 days still on accrual by type of loans as of the dates indicated:

	March 31, 2013	June 30, 2012
	(In thousands)
One-to-four family	$4,743	$1,878
Construction	—	3,369
Land loans	788	109
Home equity	241	159
Automobile	51	66
Credit cards	—	16
Other consumer	—	1
Commercial business	1,207	3,124
Total	$7,030	$8,722

The table above includes $4.2 million in non-accrual and $2.8 million in past due 90 days or more and still accruing, net of partial loan charge-offs at March 31, 2013. There were $8,667 in non-accrual and $55,000 in past due 90 days or more and still accruing, net partial loan charge-offs at June 30, 2012.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class, as of March 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$2,340	$—	$4,743	$7,083	$68,537	$75,620
Multi-family	—	—	—	—	40,076	40,076
Commercial real estate	3,867	—	—	3,867	107,379	111,246
Construction	—	—	—	—	4,487	4,487
Land	150	—	788	938	4,090	5,028
Home equity	578	20	241	839	26,030	26,869
Credit cards	60	16	—	76	4,693	4,769
Automobile	3	—	51	54	2,030	2,084
Other consumer	8	—	—	8	2,561	2,569
Commercial business	70	—	1,207	1,277	16,382	17,659
Total	$7,076	$36	$7,030	$14,142	$276,265	$290,407

The following table presents past due loans, net of partial loan charge-offs, by type as of June 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$1,787	$1,668	$1,878	$5,333	$77,376	$82,709
Multi-family	—	101	—	101	41,931	42,032
Commercial real estate	170	—	—	170	97,136	97,306
Construction	—	—	3,369	3,369	3,327	6,696
Land	149	—	109	258	6,804	7,062
Home equity	558	358	159	1,075	30,429	31,504
Credit cards	40	39	16	95	5,085	5,180
Automobile	70	—	66	136	3,206	3,342
Other consumer	68	—	1	69	2,899	2,968
Commercial business	343	142	3,124	3,609	13,009	16,618
Total	$3,185	$2,308	$8,722	$14,215	$281,202	$295,417

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Credits classified as Special Mention are risk rated 7. These credits have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset. Special Mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

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

A loan classified as Substandard is risk rated 8. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. An asset is considered Substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged.

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

A loan classified as Doubtful is risk rated 9 and has all the inherent weaknesses as those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable is improbable.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
A loan risk rated 10 is a loan for which a total loss is expected.
A loan classified as a Loss has the following characteristics:

•
An un-collectible asset or one of such little value that it does not warrant classification as an active, earning asset. Such an asset may, however, have recovery or salvageable value, but not to the point of deferring full write off, even though some recovery may occur in the future.

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table represents the internally assigned grade as of March 31, 2013, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$57,834	$30,713	$80,415	$1,585	$3,698	$24,438	$4,693	$1,919	$2,480	$11,501	$219,276
Watch	2,496	3,617	19,383	—	78	1,379	60	114	41	554	27,722
Special Mention	1,523	3,483	4,175	2,227	73	168	—	—	48	1,302	12,999
Substandard	13,767	2,263	7,273	675	1,179	884	16	51	—	3,095	29,203
Doubtful	—	—	—	—	—	—	—	—	—	1,207	1,207
Total	$75,620	$40,076	$111,246	$4,487	$5,028	$26,869	$4,769	$2,084	$2,569	$17,659	$290,407

The following table represents the credit risk profile based on payment activity as of March 31, 2013, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Performing	$70,877	$40,076	$111,246	$4,487	$4,240	$26,628	$4,769	$2,033	$2,569	$16,452	$283,377
Non-performing (1)	4,743	—	—	—	788	241	—	51	—	1,207	7,030
Total	$75,620	$40,076	$111,246	$4,487	$5,028	$26,869	$4,769	$2,084	$2,569	$17,659	$290,407
(1) Loans that are more than 90 days past due and non-accrual loans are considered non-performing.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Troubled Debt Restructure. At March 31, 2013 and June 30, 2012, troubled debt restructured loans (“TDRs”), included in impaired loans above, totaled $16.4 million with $227,000 in non-accrual and $13.9 million with $1.2 million in non-accrual, respectively. Restructured loans are an option that the Bank uses to minimize risk of loss and are a concession granted to a borrower experiencing financial difficulties that it would not otherwise consider. The modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank's best interest. At March 31, 2013, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.
The following table represents TDR loans by accrual versus non-accrual status and by loan class as of March 31, 2013:

	March 31, 2013
	Accrual Status	Non-Accrual Status	Total Modifications
	(In thousands)
One-to-four family	$11,883	$227	$12,110
Multi-family	2,263	—	2,263
Construction	391	—	391
Land	73	—	73
Home equity	359	—	359
Commercial business	1,195	—	1,195
Total	$16,164	$227	$16,391

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents TDR loans by accrual versus non-accrual status and by loan class as of June 30, 2012:

	June 30, 2012
	Accrual Status	Non-Accrual Status	Total Modifications
	(In thousands)
One-to-four family	$9,552	$1,201	$10,753
Multi-family	2,263	—	2,263
Construction	571	—	571
Land	74	—	74
Home equity	151	—	151
Commercial business	1,300	—	1,300
Total	$13,911	$1,201	$15,112

The following table presents new TDR loans by type of modification that occurred during the three months ended March 31, 2013:

Pre-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(In thousands)
One-to-four family	6	$—	$—	$—	$3,863	$3,863
Home equity	1	—	—	—	46	46
Total	7	$—	$—	$—	$3,909	$3,909

Post-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(In thousands)
One-to-four family	6	$—	$—	$—	$3,847	$3,847
Home equity	1	—	—	—	46	46
Total	7	$—	$—	$—	$3,893	$3,893

The following table presents new TDR loans by type of modification that occurred during the three months ended March 31, 2012:

Pre-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combo Modifications	Total Modifications
	(In thousands)
One-to-four family	1	$—	$—	$—	$331	$331
Total	1	$—	$—	$—	$331	$331

Post-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combo Modifications	Total Modifications
	(In thousands)
One-to-four family	1	$—	$—	$—	$180	$180
Total	1	$—	$—	$—	$180	$180

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents new TDR loans by type of modification that occurred during the nine months ended March 31, 2013:

Pre-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(In thousands)
One-to-four family	16	$—	$—	$—	$6,492	$6,492
Home equity	3	—	—	—	216	216
Total	19	$—	$—	$—	$6,708	$6,708

Post-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(In thousands)
One-to-four family	16	$—	$—	$—	$6,360	$6,360
Home equity	3	—	—	—	213	213
Total	19	$—	$—	$—	$6,573	$6,573

The following table presents new TDR loans by type of modification that occurred during the nine months ended March 31, 2012:

Pre-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combo Modifications	Total Modifications
	(In thousands)
One-to-four family	6	$—	$—	$—	$1,972	$1,972
Multi-family	1	—	—	—	2,410	2,410
Commercial business	1	—	—	—	104	104
Total	8	$—	$—	$—	$4,486	$4,486

Post-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combo Modifications	Total Modifications
	(In thousands)
One-to-four family	6	$—	$—	$—	$1,620	$1,620
Multi-family	1	—	—	—	2,265	2,265
Commercial business	1	—	—	—	96	96
Total	8	$—	$—	$—	$3,981	$3,981

The following table below represents loans modified as a TDR within the previous 12 months for which there was a payment default during the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2013	2012	2013	2012
	(In thousands)
One-to-four family	$887	$1,691	$887	$1,691
Commercial real estate	—	$166	—	$166
Home equity	—	$67	—	$154
Total	$887	$1,924	$887	$2,011

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 - Real Estate Owned, net

The following table is a summary of real estate owned for the three and nine months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2013	2012	2013	2012
	(In thousands)
Balance at the beginning of the period	$8,610	$8,177	$6,708	$12,597
Net loans transferred to real estate owned	175	3,008	4,717	6,617
Capitalized improvements	118	18	287	115
Sales	(1,563)	(2,514)	(3,923)	(9,052)
Impairments	(353)	(287)	(802)	(1,875)
Balance at the end of the period	$6,987	$8,402	$6,987	$8,402

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

Compensation expense related to the ESOP for the three months ended March 31, 2013 and 2012 was $24,786 and $14,314, respectively. For the nine months ended March 31, 2013 and 2012 compensation expense related to the ESOP was $66,906 and $38,318, respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	March 31, 2013	June 30, 2012
	(Dollars in thousands)
Allocated shares	14,733	9,633
Unallocated shares	87,267	92,367
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,374	$955

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

There were no transfers between Level 1, Level 2, or Level 3 during the three or nine months ended March 31, 2013.The following table shows the Company's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$1,462	$—	$1,462
Mortgage-backed securities	—	53,148	—	53,148

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$1,656	$—	$1,656
Mortgage-backed securities	—	47,061	—	47,061

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

	March 31, 2013
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$—	$—	$28,182	$28,182	$1,285
Real estate owned	$—	$—	$6,987	$6,987	$(3,491)
Loans held for sale	$64	$—	$—	$64	$—

(1)	The balance disclosed for impaired loans represents the impaired loans where fair value is less than unpaid principal prior to impairment at March 31, 2013.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2012
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$—	$—	$22,733	$22,733	$(3,410)
Real estate owned	$—	$—	$6,708	$6,708	$(5,381)
Loans held for sale	$312	$—	$—	$312	$—

(1)	The balance disclosed for impaired loans represents the impaired loans where fair value is less than unpaid principal prior to impairment at June 30, 2012.

The fair value of real estate owned properties is generally based on third party appraisal of the property, resulting in Level 3 classification.
The fair value of loans held for sale is based on quoted market prices obtained from FHLMC or from direct sales to other third parties. FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

The following table presents quantitative information about Level 3 fair value instruments:

	March 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Average Discount
	(Dollars in thousands)
Impaired Loans	$28,182	Market approach	Adjusted for differences between comparable sales	7%
Real estate owned	$6,987	Market approach	Adjusted for differences between comparable sales	12%

	June 30, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Average Discount
	(Dollars in thousands)
Impaired Loans	$26,143	Market approach	Adjusted for differences between comparable sales	6%
Real estate owned	$6,708	Market approach	Adjusted for differences between comparable sales	20%

Commitments to extend credit represent the principal categories of off-balance-sheet financial instruments. The fair values of these commitments are not material since they are for a short period of time and are subject to customary credit terms.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of March 31, 2013 and June 30, 2012.

	March 31, 2013					June 30, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount	Fair Value
	(In thousands)

Financial Instruments-Assets
Cash and due from banks	$63,740	$63,740	$63,740	$—	$—	$78,673	$78,673
Securities available-for-sale	54,610	54,610	—	54,610	—	48,717	48,717
Securities held-to-maturity	11,221	11,528	—	11,528	—	7,179	7,690
FHLB stock	6,336	6,336	—	6,336	—	6,510	6,510
Loans held for sale	64	64	64	—	—	312	312
Loans	284,174	277,787	—	—	277,787	287,755	273,122
Life insurance investment	18,730	18,730	—	18,730	—	18,257	18,257
Accrued interest receivable	1,967	1,967	—	1,967	—	1,532	1,532

Financial Instruments-Liabilities
Demand deposits, savings and money market	$184,077	$184,077	$184,077	$—	$—	$174,600	$174,600
Certificates of deposit	151,894	151,151	—	151,151	—	171,198	168,467
FHLB advances	64,900	65,829	—	65,829	—	64,900	66,465
Advance payments by borrowers taxes and insurance	1,414	1,414	1,414	—	—	562	562
Supplemental Executive Retirement Plan	1,642	1,642	—	—	1,642	1,764	1,764
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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Background and Overview

Anchor Bancorp is a bank holding company which primarily engages in the business activity of its subsidiary, Anchor Bank. Anchor Bank is a community-based savings bank primarily serving Western Washington through our 12 full-service banking offices (including two Wal-Mart store locations) and one loan production office located within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers. Historically, lending activities have been primarily directed toward the origination of one-to-four family construction, commercial real estate and consumer loans. Since 1990, we have also offered commercial real estate loans and multi-family loans primarily in Western Washington. We had been an active originator of real estate construction loans in our market area since 1990 although we have significantly reduced the balance of these loans in accordance with the Order and are limiting new construction loan originations to reduce our credit risk profile.

Historically, we used wholesale sources to fund wholesale loan growth - typically FHLB advances or brokered certificates of deposit depending on the relative cost of each and our interest rate position. Our current strategy is to utilize FHLB advances consistent with our asset liability objectives. We currently do not utilize brokered certificates of deposit as we are limiting loan growth consistent with our regulatory and capital objectives. While continuing our commitment to all real estate lending, management expects to continue to reduce our exposure to construction loans while commercial business lending becomes increasingly more important for us.

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

Additional information regarding the Supervisory Directive is included in Note 5 to the Selected Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q and Item 1A. “Risk Factors - Compliance with Regulatory Restrictions” in the 2012 Form10-K.
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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, we carried a valuation allowance of $8.5 million at March 31, 2013. The tax provision for the period is equal to the net change in the net deferred tax asset from the beginning to the end of the period, less amounts applicable to the change in value related to securities available for sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from deferred loan fees and costs, mortgage servicing rights, loan loss reserves and dividends received from the FHLB of Seattle. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

Real Estate Owned. Real estate acquired through foreclosure is transferred to the real estate owned asset classification at fair value and subsequently carried at the lower of cost or market. Costs associated with real estate owned for maintenance, repair, property tax, etc., are expensed during the period incurred. Assets held in real estate owned are reviewed quarterly for potential impairment. When impairment is indicated the impairment is charged against current period operating results and netted against the real estate owned to reflect a net book value. At disposition any residual difference is either charged to current period earnings as a loss on sale or reflected as income in a gain on sale.

Comparison of Financial Condition at March 31, 2013 and June 30, 2012

General. Total assets decreased by $9.4 million, or 2.0%, to $461.4 million at March 31, 2013 from $470.8 million at June 30, 2012. The decrease in assets during this period was primarily a result of cash and due from banks decreasing $14.9 million or 19.0%, net loans decreasing $3.6 million or 1.2%, partially offset by increases in securities held-to-maturity of $4.0 million or 57.5%, and securities available-for-sale of $6.1 million, or 12.9%. We reinvested our excess liquidity into securities yielding a higher rate than obtained from our cash deposits in other banks. Total liabilities decreased $9.6 million or 2.3% to $407.2 million at March 31, 2013 compared to $416.8 million at June 30, 2012. Total deposits decreased $9.8 million, or 2.8%, to $336.0 million at March 31, 2013 from $345.8 million at June 30, 2012 primarily as a result of decreases in certificates of deposit.

Assets. The following table details the increases and decreases in the composition of the Company's assets from June 30, 2012 to March 31, 2013:

	Balance at March 31, 2013	Balance at June 30, 2012	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and due from banks	$63,740	$78,673	$(14,933)	(19.0)%
Mortgage-backed securities, available-for-sale	53,148	47,061	6,087	12.9
Mortgage-backed securities, held to maturity	11,084	7,037	4,047	57.5
Loans receivable, net of allowance for loan losses	284,174	287,755	(3,581)	(1.2)
Real estate owned, net	6,987	6,708	279	4.2

Mortgage-backed securities available-for-sale increased $6.1 million, or 12.9%, to $53.1 million at March 31, 2013 from $47.1 million at June 30, 2012. The increase in this portfolio was primarily the result of purchases of 13 mortgage-backed securities totaling $19.6 million and contractual payments of $12.7 million. Mortgage-backed securities held to maturity increased $4.0 million, or 57.5%, to $11.1 million at March 31, 2013 from $7.0 million at June 30, 2012. The increase in this portfolio was primarily the result of purchases of four mortgage-backed securities totaling $5.8 million and contractual payments of $1.8 million.

Loans receivable, net, decreased $3.6 million or 1.2% to $284.2 million at March 31, 2013 from $287.8 million at June 30, 2012 as a result of normal principal reductions, transfers to REO and loan charge-offs exceeding new loan production. Commercial real estate loans increased $13.9 million or 14.3% to $111.2 million from $97.3 million at June 30, 2012 and one-to-four family loans decreased $7.1 million or 8.6% to $75.6 million from $82.7 million at June 30, 2012. The Company continues to reduce its exposure to land and construction loans. The balance of these loans declined to $9.5 million at March 31, 2013 compared to $13.8 million at June 30, 2012. Consumer loans decreased $6.7 million or 15.6% to $36.3 million from June 30, 2012 as we believe consumers continue to reduce their debt and demand for consumer loans has been modest during the current economic uncertainty.

As of March 31, 2013, the Company had 31 properties in “REO” with an aggregate book value of $7.0 million compared to 71 properties with an aggregate book value of $6.7 million at June 30, 2012, and 59 properties in REO with an aggregate book value of $8.4 million at March 31, 2012.  The decrease in number of properties during the nine months ended March 31, 2013 was primarily attributable to ongoing sales of residential properties. During the quarter ended March 31, 2013, the Company sold seven residential building lots located in Washington state, four residential real estate properties located in Washington state and one located in Oregon for an aggregate gain of $9,000. At March 31, 2013, the Company owned 11 one-to-four family residential properties with an aggregate book value of $2.0 million, 13 residential building lots with an aggregate book value of $332,000, one vacant land parcel with a book value of $10,000, and six parcels of commercial real estate with an aggregate book value of $4.6 million. Our REO is located in Pierce County, southwest Washington and the greater Portland area of northwest Oregon, with 26 of the parcels in Washington and the remaining five in Oregon. The largest of the foreclosed properties at March 31, 2013 had an aggregate book value of $3.4 million and consisted of a commercial real estate loan located in Pierce County, Washington.

Liabilities. Total liabilities decreased $9.6 million between June 30, 2012 and March 31, 2013, primarily as the result of a $9.8 million or 2.8% decrease in deposits.

Deposits decreased $9.8 million, or 2.8%, to $336.0 million at March 31, 2013 from $345.8 million at June 30, 2012. Certificates of deposit decreased $19.3 million while money market and interest bearing demand deposit accounts increased $2.4 million and $3.3 million, respectively, consistent with our strategy of reducing higher cost certificates of deposit and increasing our core deposits. Our core deposits, which consist of all deposits other than certificates of deposit increased by $9.5 million or 5.4% to $184.1 million from $174.6 million at June 30, 2012.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at March 31, 2013	Balance at June 30, 2012	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$40,020	$37,941	$2,079	5.5%
Interest-bearing demand deposits	19,717	16,434	3,283	20.0
Money market accounts	86,166	83,750	2,416	2.9
Savings deposits	38,174	36,475	1,699	4.7
Certificates of deposit	151,894	171,198	(19,304)	(11.3)
Total deposit accounts	$335,971	$345,798	$(9,827)	(2.8)%

FHLB advances remained unchanged at $64.9 million at both March 31, 2013 and June 30, 2012.

Stockholders' Equity. Total stockholders' equity increased $241,000 or 0.45% to $54.3 million at March 31, 2013 from $54.0 million at June 30, 2012. The increase was primarily due to the $558,000 in net income during the nine months ended March 31, 2013 partially offset by an increase in accumulated other comprehensive loss of $384,000 related to our unrealized losses on securities available-for-sale. Accumulated other comprehensive loss was $409,000 at March 31, 2013 as compared to an accumulated other comprehensive loss of $25,000 at June 30, 2012.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2013 and 2012

General. Net income for the three months ended March 31, 2013 was $55,000 or $0.02 per diluted share compared to a net income of $223,000 or $0.09 per diluted share for the three months ended March 31, 2012. For the nine months ended March 31, 2013 the net income was $558,000 or $0.23 per diluted share compared to a net loss of $1.4 million or $0.57 per diluted share for the comparable period in 2012.

Net Interest Income. Net interest income before the provision for loan losses increased $67,000, or 1.7%, to $4.0 million for the quarter ended March 31, 2013 from $3.9 million for the quarter ended March 31, 2012. For the nine months ended March 31, 2013 net interest income before the provision for loan losses decreased $464,000 or 3.8% to $11.8 million from $12.3 million for the same period in 2012.

The Company's net interest margin increased 25 basis points to 3.72% for the quarter ended March 31, 2013 from 3.47% for the comparable period in 2012 as the cost of our liabilities continued to decline, primarily due to the renewal of certificates of deposit at currently low interest rates and the reduction in the balance of these higher costing deposits. The average yield on interest-earning assets remained unchanged at 4.79% for both the quarters ended March 31, 2013 and 2012. Although the average yield remained unchanged there were yield changes in the components. We experienced a decrease in the yield earned on loans and the downward repricing of investment securities, reflecting the currently low interest rate environment. The average cost of interest-bearing liabilities decreased 27 basis points to 1.25% for the quarter ended March 31, 2013 compared to 1.52% for the same period in the prior year primarily due to the renewal of certificates of deposit at currently low interest rates and the reduction in the balance of these higher costing deposits.

The following table sets forth the changes to our net interest income for the three months ended March 31, 2013 compared to the same period in 2012. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$156	$(320)	$(164)
Mortgage-backed securities	(215)	109	(106)
Investment securities, FHLB stock and cash and due from banks	—	(11)	(11)
Total net change in income on interest-earning assets	$(59)	$(222)	$(281)
Interest-bearing liabilities:
Savings deposits	$(28)	$2	$(26)
Interest-bearing demand deposits	(8)	(1)	(9)
Money market accounts	(80)	9	(71)
Certificates of deposit	(76)	(125)	(201)
FHLB advances	5	(46)	(41)
Total net change in expense on interest-bearing liabilities	(187)	(161)	(348)
Total increase (decrease) in net interest income	$128	$(61)	$67

For the nine months ended March 31, 2013, the Company's net interest margin increased two basis points to 3.63% compared to 3.61% for the same period in 2012. The average yield on interest-earning assets decreased 24 basis points to 4.76% for the nine months ended March 31, 2013 compared to 5.00% for the same period in the prior year. The average cost of interest-bearing liabilities decreased 27 basis points to 1.33% for the nine months ended March 31, 2013 compared to 1.60% for the same period of the prior year. These declines occurred for the same reasons as the similar declines in these ratios that occurred during the three months ended March 31, 2013 as discussed above.

The following table sets forth the changes to our net interest income for the nine months ended March 31, 2013 compared to the same period in 2012:

	Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	70	$(1,402)	(1,332)
Mortgage-backed securities	(544)	432	(112)
Investment securities, FHLB stock and cash and due from banks	(53)	(8)	(61)
Total net change in income on interest-earning assets	(527)	$(978)	(1,505)
Interest-bearing liabilities:
Savings deposits	$(96)	10	(86)
Interest-bearing demand deposits	(20)	(3)	(23)
Money market accounts	(270)	29	(241)
Certificates of deposit	(236)	(330)	(566)
FHLB advances	24	(149)	(125)
Total net change in expense on interest-bearing liabilities	(598)	(443)	(1,041)
Total increase (decrease) in net interest income	$71	(535)	(464)

Interest Income. Total interest income for the three months ended March 31, 2013 decreased $281,000 or 5.2%, to $5.1 million, from $5.4 million for the three months ended March 31, 2012. The decrease during the period was primarily attributable to the declines in both the average balance of net loans receivable and the average yield earned on mortgage-backed securities partially offset by an increase in the average yield earned on net loans receivable. The average yield on net loans receivable increased 22 basis points to 6.41% for the three months ended March 31, 2013 compared to 6.19% for the same period in the prior year primarily due to the increase in our commercial real estate loan portfolio and the decrease in non-performing loans. Average net loans receivable declined $20.7 million during the quarter ended March 31, 2013 compared to the same quarter last year. The average yield on mortgage-backed securities decreased 137 basis points to 2.57% for the three months ended March 31, 2013 compared to 3.94% for the same period in the prior year reflecting sales of higher yielding mortgage-backed securities during the period and the currently low interest rate environment.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012		Increase/(Decrease) in Interest and Dividend Income from 2012
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$291,791	6.41%	$312,474	6.19%	$(164)
Mortgage-backed securities	62,763	2.57	51,698	3.94	(106)
Investment securities	1,605	4.98	2,153	4.64	(5)
FHLB stock	6,385	—	6,510	—	—
Cash and due from banks	66,069	0.21	79,507	0.21	(6)
Total interest-earning assets	$428,613	4.79%	$452,342	4.79%	$(281)

(1)
Non-accruing loans have been included in the table as loans carrying a zero yield for the period that they have been on non-accrual.  Calculated net of deferred loan fees, loan discounts, and loans in process.

For the nine months ended March 31, 2013, total interest income decreased $1.5 million, or 8.9%, to $15.5 million, from $17.0 million for the nine months ended March 31, 2012. The decrease was primarily the result of a $29.7 million decrease in the average balance of loans receivable during the period.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in the interest income for the nine months ended March 31, 2013 and 2012:

	Nine Months Ended March 31,
	2013		2012		Increase/(Decrease) in Interest and Dividend Income from 2012
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$293,592	6.33%	$323,301	6.30%	$(1,332)
Mortgage-backed securities	57,998	3.10	44,758	4.35	(112)
Investment securities	1,711	4.91	3,820	4.36	(62)
FHLB stock	6,443	—	6,510	—	—
Cash and due from banks	73,308	0.22	73,904	0.22	1
Total interest-earning assets	$433,052	4.76%	$452,293	5.00%	$(1,505)

(1)
Non-accruing loans have been included in the table as loans carrying a zero yield for the period that they have been on non-accrual.  Calculated net of deferred loan fees, loan discounts, and loans in process.

Interest Expense. Interest expense decreased $348,000 or 23.3%, to $1.1 million for the three months ended March 31, 2013 from $1.5 million for the three months ended March 31, 2012. The decrease during the period was primarily attributable to the reduction of both the average balance and average rate paid for most interest-bearing liabilities over that time period, especially certificates of deposit. The average cost of certificates of deposit decreased 20 basis points to 1.96% for the three months ended March 31, 2013 compared to 2.16% for the same period of the prior year while the average balance of these deposits declined $23.1 million or 12.9% to $155.8 million for the current quarter. This decrease was also primarily due to a 35 basis point decline in the average cost of money market accounts. Average interest-bearing liabilities decreased $27.1 million or 6.9% to $365.8 million for the three months ended March 31, 2013 compared to $392.9 million for the same period in 2012.

The following table details average balances, cost of funds and the change in interest expense for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012		Increase/(Decrease) in Interest Expense from 2012
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$37,016	0.19%	$35,547	0.50%	$(26)
Interest-bearing demand deposits	17,731	0.07	19,177	0.25	(9)
Money market deposits	90,427	0.23	84,416	0.58	(71)
Certificates of deposit	155,751	1.96	178,876	2.16	(201)
FHLB advances	64,900	1.89	74,900	1.86	(41)
Total interest-bearing liabilities	$365,825	1.25%	$392,916	1.52%	$(348)

For the nine months ended March 31, 2013, interest expense decreased $1.0 million, or 22.1%, to $3.7 million from $4.7 million for the nine months ended March 31, 2012. The decrease during the period was primarily attributable to the reduction of both the average balance and average rate paid for most interest-bearing liabilities over that time period, especially certificates of deposit. The average cost of certificates of deposit decreased 20 basis points to 2.02% for the nine months ended March 31, 2013 compared to 2.22% for the same period of the prior year while the average balance of the deposits declined $19.8 million or 10.9% to $161.5 million during this nine month period. The decrease was also primarily due to a 41 basis point decline in the average cost of money market accounts. Average interest-bearing liabilities decreased $24.6 million or 6.3% to $368.3 million for the nine months ended March 31, 2013 compared to $392.9 million for the same period in 2012.

The following table details average balances, cost of funds and the change in interest expense for the nine months ended March 31, 2013 and 2012:

	Nine Months Ended March 31,
	2013		2012		Increase/(Decrease) in Interest Expense from 2012
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$36,729	0.26%	$34,563	0.61%	$(86)
Interest-bearing demand deposits	17,653	0.10	19,310	0.25	(23)
Money market deposits	87,513	0.30	82,143	0.71	(241)
Certificates of deposit	161,529	2.02	181,339	2.22	(566)
FHLB advances	64,900	1.91	75,567	1.87	(125)
Total interest-bearing liabilities	$368,324	1.33%	$392,922	1.60%	$(1,041)

Provision for Loan Losses. The provision for loan losses changes as a result of the historical performance and current risk factors associated with each loan type in our portfolio. In connection with its analysis of the loan portfolio, management determined that a provision for loan losses of $225,000 and $750,000 was required for the three and nine months ended March 31, 2013, respectively, compared to the $300,000 and $1.3 million provision for loan losses established for the same periods last year. The decrease in the provision during these periods was primarily a result of some stabilization in the general economy and real estate market as well as the decline in the level of classified and non-accruing loans in addition to the decrease in the loan portfolio balance. Net loan charge-offs were $62,000 during the three months ended March 31, 2013 as compared to $966,000 for the same fiscal quarter last year. Non-performing loans, those loans which are 90 days past due or on non-accrual status, were $7.0 million, or 1.5% of total assets, at March 31, 2013 compared to $8.7 million, or 1.9% of total assets, at June 30, 2012. The ratio of non-performing loans to total loans decreased to 2.4% at March 31, 2013 from 3.0% at June 30,

2012. Total classified loans decreased $2.4 million or 7.3% to $30.4 million at March 31, 2013 from $32.8 million at June 30, 2012.

Management considers the allowance for loan losses at March 31, 2013 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by our regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The provision for loan losses is impacted by the historical performance and current risk factors associated with each loan type in our portfolio.  As we increase the loan portfolio, we anticipate an increase in the allowance for loan losses based upon both portfolio growth and the risk characteristics associated with the respective portfolio type.

The following table details activity and information related to the allowance for loan losses at and for the three months ended March 31, 2013 and 2012:

	At or For the Three Months Ended March 31,

	2013	2012
	(Dollars in thousands)
Provision for loan losses	$225	$300
Net charge-offs	$62	$966
Allowance for loan losses	$5,315	$5,803
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.8%	1.9%
Non-accrual and 90 days or more past due loans still accruing	$7,030	$11,028
Allowance for loan losses as a percentage of non-performing loans at the end of the period	75.6%	52.6%
Non-accrual and 90 days or more past due loans and still accruing as a percentage of loans receivable at the end of the period	2.4%	3.7%
Total loans	$290,407	$302,078

The following table details activity and information related to the allowance for loan losses at and for the nine months ended March 31, 2013 and 2012:

	At or For the Nine Months Ended March 31,

	2013	2012
	(Dollars in thousands)
Provision for loan losses	$750	$1,300
Net charge-offs	$2,492	$2,736
Allowance for loan losses	$5,315	$5,803
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.8%	1.9%
Non-accrual and 90 days or more past due loans still accruing	$7,030	$11,028
Allowance for loan losses as a percentage of non-performing loans at the end of the period	75.6%	52.6%
Non-accrual and 90 days or more past due loans and still accruing as a percentage of loans receivable at the end of the period	2.4%	3.7%
Total loans	$290,407	$302,078

We continue to actively restructure our delinquent one-to-four family loans when feasible so our borrowers can continue to make payments while minimizing the Company's potential loss. As of March 31, 2013 and March 31, 2012 there were 42 and 30 loans, respectively, with aggregate net principal balances of $16.4 million, and $15.3 million, respectively, that we have identified as TDRs. At March 31, 2013, and March 31, 2012 there were $4.3 million, and $1.4 million, respectively, of TDRs included in non-accrual loans.

Noninterest Income. Noninterest income decreased $776,000 or 41.7%, to $1.1 million for the three months ended March 31, 2013 from $1.9 million for the same quarter in 2012. The following table provides a detailed analysis of the changes in the components of noninterest income for the three months ended March 31, 2013 compared to the same period in 2012:

	Three Months Ended March 31,		Increase (decrease)

	2013	2012	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$338	$443	$(105)	(23.7)%
Other deposit fees	282	202	80	39.6
Gain on sale of investments	—	609	(609)	(100.0)
Loan fees	146	260	(114)	(43.8)
Gain on sale of loans	19	55	(36)	(65.5)
Other income	301	293	8	2.7
Total noninterest income	$1,086	$1,862	$(776)	(41.7)%

The decrease in noninterest income was primarily attributable to no gain on sale of investments for the quarter ended March 31, 2013 as compared to a $609,000 gain for quarter ended March 31, 2012. Loan fees declined $114,000 during this period as the demand for loan production, particularly refinancing, decreased and deposit service fees declined $105,000 during this period. These decreases were partially offset by an increase of $80,000 for other deposit fees for the quarter ended March 31, 2013 primarily because we received an incentive of $89,000 from VISA for becoming a principal license processor.

The following table provides a detailed analysis of the changes in the components of noninterest income for the nine months ended March 31, 2013 compared to the same period in 2012:

	Nine Months Ended March 31,		Increase (decrease)

	2013	2012	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$1,114	$1,479	$(365)	(24.7)%
Other deposit fees	665	626	39	6.2
Gain on sale of investments	—	1,487	(1,487)	(100.0)
Loan fees	545	745	(200)	(26.8)
Gain on sale of loans	434	22	412	1,872.7
Other income	1,020	915	105	11.5
Total noninterest income	$3,778	$5,274	$(1,496)	(28.4)%

Noninterest income decreased $1.5 million or 28.4% to $3.8 million during the nine months ended March 31, 2013 compared to $5.3 million for the same period in 2012. The decrease was primarily due to no gain on sales of investments during the nine months ended March 31, 2013 compared to $1.5 million for the same period in the prior year and a $365,000 decline in deposit service fees partially offset by a $412,000 increase in the gain on sales of loans. The increase in the amount of gain on sale of loans was a result of a greater volume of loans sold into the secondary market during the nine months ended March 31, 2013 compared to the same period last year, which was attributable to increased demand for one-to-four family loans as a result of refinancing activity.

Noninterest Expense. For the three months ended March 31, 2013, noninterest expense decreased $466,000 or 8.9%, to $4.8 million from $5.3 million for the three months ended March 31, 2012. The following tables provide an analysis of the changes in the components of noninterest expense for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Increase (decrease)

	2013	2012	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$2,154	$2,075	$79	3.8%
General and administrative expenses	741	870	(129)	(14.8)
Real estate owned impairment	353	287	66	23.0
Real estate holding costs	127	233	(106)	(45.5)
FDIC Insurance premium	162	254	(92)	(36.2)
Information technology	384	640	(256)	(40.0)
Occupancy and equipment	554	503	51	10.1
Deposit services	144	277	(133)	(48.0)
Marketing	149	177	(28)	(15.8)
Loss on sale of property, premises and equipment	34	—	34	(100.0)
Gain on sale of real estate owned	(9)	(57)	48	(84.2)
Total noninterest expense	$4,793	$5,259	$(466)	(8.9)%

The decrease in noninterest expense was primarily due to expenses related to information technology expenses decreasing $256,000 or 40.0% to $384,000 from $640,000 and to a decline in real estate owned holding costs expense. Real estate owned holding costs expense decreased $106,000 or 45.5% to $127,000 from $233,000 during the quarter ended March 31, 2013 compared to March 31, 2012, reflecting the decrease in our foreclosed properties. Due to the closure of one Wal-Mart branch in January 2013, there was an aggregate increase of $97,000 in compensation, loss on sale of premises and equipment, and occupancy and equipment expenses.

The following table provides an analysis of the changes in the components of noninterest expense for the nine months ended March 31, 2013 and 2012:

	Nine Months Ended March 31,		Increase (decrease)

	2013	2012	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$6,402	$6,270	$132	2.1%
General and administrative expenses	2,482	2,882	(400)	(13.9)
Real estate owned impairment	802	1,875	(1,073)	(57.2)
Real estate holding costs	419	688	(269)	(39.1)
FDIC Insurance premium	487	757	(270)	(35.7)
Information technology	1,118	2,676	(1,558)	(58.2)
Occupancy and equipment	1,694	1,553	141	9.1
Deposit services	498	504	(6)	(1.2)
Marketing	405	501	(96)	(19.2)
Loss on sale of property, premises and equipment	34	107	(73)	(68.2)
Gain on sale of real estate owned	(73)	(179)	106	(59.2)
Total noninterest expense	$14,268	$17,634	$(3,366)	(19.1)%

Noninterest expense decreased $3.4 million in the nine months ended March 31, 2013 to $14.3 million from $17.6 million for the nine months ended March 31, 2012. The decrease was primarily due to the decrease in information technology expenses of $1.6 million which was related to costs incurred for the last year's core system conversion and a decrease in real estate owned impairment expense of $1.1 million as compared to the same period in 2012. The decline in real estate owned impairment expense reflects the stabilization in the local real estate market and declines in the number of properties held as real estate owned over the last year. Occupancy and equipment expenses increased by $141,000 or 9.1% to $1.7 million for the nine months ended March 31, 2013 compared to $1.5 million from the same period last year. The increase was primarily due to the acceleration of depreciation of premise and equipment on two branch closures: the Wal-Mart branch closure at the end of January 2013 and a branch scheduled to close in June 2013.

Provision (benefit) for Income Tax. As a result of uncertainties surrounding our realization of additional deferred tax assets, we did not record a tax benefit or expense for the three and nine months ended March 31, 2013 and 2012.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available information, we recorded a valuation allowance of $8.5 million at March 31, 2013.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments. At March 31, 2013, the total approved loan origination commitments outstanding amounted to $386,000. At the same date, unused lines of credit were $25.9 million.

For purposes of determining our liquidity position, we use a concept of basic surplus, which is derived from the total of available for sale securities, as well as other liquid assets, less short-term liabilities. Our Board of Directors has established a target range for basic surplus of 5% to 7%. For the three months ended March 31, 2013, our average basic surplus was 17.4%, which indicates we exceeded the liquidity standard set by our Board. The relatively high level of liquidity is consistent with our strategy to mitigate liquidity risk during the current economic uncertainty and difficult banking environment as well as provide for potential lending opportunities in the future.

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

Certificates of deposit scheduled to mature in one year or less at March 31, 2013 totaled $50.2 million. We had no brokered deposits at March 31, 2013. Management's policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with us. In addition, we had the ability to borrow an additional $31.2 million from the FHLB of Seattle.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of March 31, 2013:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$386	$386
Lines of Credit
Fixed rate (3)	2,390	1,224
Adjustable rate	23,492	7,803
Undisbursed balance of lines of credit	$25,882	$9,027

(1)	Interest rates on fixed rate loans range from 3.625% to 3.75%.

(2)	At March 31, 2013 there were $54,000 in reserves for unfunded commitments.

(3)	Includes standby letters of credit.

Operating lease commitment - The Bank leases space for branches and operations located in Olympia, Hoquiam, Shelton, and Puyallup, Washington. These leases run for periods ranging from three to five years. All leases require the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitments for the next five years are as follows:

Year Ended June 30,
Amount
(In thousands)
2013	$43
2014	$115
2015	$83
2016	$56
2017	$56
2018	$56

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards and the Order. As of March 31, 2013 the Bank exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 11.4%, 16.9%, and 18.2% respectively. As of June 30, 2012 these ratios were 10.9%, 17.0%, and 18.2%, respectively. The Bank was “well capitalized” at March 31, 2013, based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, however, we are not regarded as “well capitalized” for federal regulatory purposes as a result of the Supervisory Directive.

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 11.7%, 17.4%, and 18.7%, respectively, as of March 31, 2013. As of June 30, 2012, these ratios were 11.3%, 17.5% and 18.8%, respectively.

For additional information regarding the Supervisory Directive, see the discussion included in Note 5 to the Selected Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

The Bank's actual capital amounts and ratios at March 31, 2013 are presented in the following table:

Anchor Bank					Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
			Minimum Capital Requirement
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2013
Total capital (to risk-weighted assets)	$57,078	18.2%	$25,117	8.0%	$31,397	10.0%
Tier I capital (to risk-weighted assets)	$53,136	16.9%	$12,559	4.0%	$18,838	6.0%
Tier I leverage capital (to average assets)	$53,136	11.4%	$18,602	4.0%	$23,253	5.0%

Anchor Bancorp exceeded all regulatory capital requirements as of March 31, 2013. The actual regulatory capital amounts and ratios calculated for Anchor Bancorp as of March 31, 2013, were as follows:

Anchor Bancorp
	Actual
	Amount	Ratio
	(Dollars in thousands)
March 31, 2013
Total capital (to risk-weighted assets)	$58,562	18.7%
Tier I capital (to risk-weighted assets)	$54,620	17.4%
Tier I leverage capital (to average assets)	$54,620	11.7%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has not been any material change in the market risk disclosures contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended March 31, 2013, we did not sell any securities that were not registered under the Securities Act of 1933. We did not execute any open market repurchases of our common stock from July 1, 2012 through March 31, 2013.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements *

*
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

ANCHOR BANCORP

Date: May 8, 2013	/s/Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2013	/s/Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.