Form 10-K
period 2013-06-30
Anchor Bancorp
filed 2013-09-13
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013  or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____

Commission File Number: 001-34965

ANCHOR BANCORP
(Exact name of registrant as specified in its charter)

Washington	26-3356075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Woodland Square Loop SE, Lacey, Washington	98503
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(360) 491-2250

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:	None

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
Yes     X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES          NO    X

As of September 3, 2013, there were issued and outstanding 2,550,000 shares of the registrant’s common stock, which are traded on the over-the-counter market through the NASDAQ Global Market under the symbol “ANCB.”  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of December 31, 2012, was $36.2 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III.

ANCHOR BANCORP
2013 ANNUAL REPORT ON FORM 10-K

(i)

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiary, unless the context indicates otherwise.  When we refer to “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, the wholly owned subsidiary of Anchor Bancorp.

(ii)

Forward-Looking Statements
This Form 10-K, including information included or incorporated by reference, future filings by the Company on Form 10-Q, and Form 8-K, and future oral and written statements by Anchor Bancorp and its management may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to:

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

•
our compliance with regulatory enforcement actions, including the requirements and restrictions with the Supervisory Directive the Bank entered into with the DFI and the possibility that the Bank will be unable to fully comply with this enforcement action which could result in the imposition of additional requirements or restrictions;

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

(iii)

•
legislative or regulatory changes that adversely affect our business including the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III;

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

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, or the Financial Accounting Standards Board, including additional guidance and interpretation on existing accounting issues and details of the implementation of new accounting methods, including relating to fair value accounting and loan loss reserve requirements; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in our filings with the Securities and Exchange Commission ("SEC"), including this Form 10-K.

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

(iv)

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

(v)

PART I
Item 1.  Business
General
Anchor Bancorp, a Washington corporation, was formed for the purpose of becoming the bank holding company for Anchor Bank in connection with the Bank’s conversion from mutual to stock form, which was completed on January 25, 2011.  In connection with the mutual to stock conversion, the Bank changed its name from “Anchor Mutual Savings Bank” to “Anchor Bank.”  At June 30, 2013, we had total assets of $452.2 million, total deposits of $328.6 million and total stockholders' equity of $52.4 million.  Anchor Bancorp’s business activities generally are limited to passive investment activities and oversight of its investment in Anchor Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to Anchor Bank.
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
Anchor Bank is a community-based savings bank primarily serving Western Washington through our 11 full-service banking offices (including two Wal-Mart store locations) located within Grays Harbor, Thurston, Lewis, Pierce and Mason counties, Washington. In addition we have two loan production offices located in Grays Harbor. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans.  We offer a wide range of loan products to meet the demands of our customers, however, at June 30, 2013, 90.3% of our loans were collateralized by real estate. Historically, lending activities have been primarily directed toward the origination of one-to-four family construction, commercial real estate and consumer loans.  Since 1990, we have also offered commercial real estate loans and multi-family loans primarily in Western Washington. Lending activities also include the origination of residential construction loans, including prior to fiscal 2010, through brokers, in particular within the Portland, Oregon metropolitan area.
The executive office of the Company is located at 601 Woodland Square Loop SE, Lacey, Washington 98503, and its telephone number is (360) 491-2250.
Corporate Developments
Anchor Bank entered into an Order to Cease and Desist (“Order”) with the FDIC and the Washington DFI on August 12, 2009.   On September 5, 2012, Anchor Bank’s regulators, the FDIC and the DFI terminated the Order as a result of the steps Anchor Bank took in complying with the Order and reducing its level of classified assets, augmenting management and improving the overall condition of the Bank. In place of the Order, Anchor Bank entered into a Supervisory Directive with the DFI.
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
Anchor Bank has also been notified that it must notify the FDIC and DFI in writing at least 30 days prior to certain management changes. These changes include the addition or replacement of a board member, or the employment or change in responsibilities of anyone who is, who will become, or who performs the duties of a senior executive officer. In addition prior to entering into any agreement to pay and prior to making any golden parachute payment or excess nondiscriminatory severance plan payment to any institution-affiliated party, Anchor Bank must file an application to obtain the consent of the FDIC. For additional details, see Item 1A., "Risk Factors - Risks Related to Our Business - We are subject to increased regulatory scrutiny and are subject to certain business limitations. Further, we may be subject to more severe future regulatory enforcement actions if our financial condition or performance weakens further."

Anchor Bank believes that it is in compliance with the requirements set forth in the Supervisory Directive.
Market Area
Anchor Bank is a community-based financial institution primarily serving Western Washington including Grays Harbor, Thurston, Lewis, Pierce, and Mason counties.  Prior to 2007 we also had conducted lending operations in the Portland, Oregon metropolitan area. Our lending activities have been materially limited in recent periods as we focused on reducing our nonperforming assets.  Since the latter half of 2007, depressed economic conditions have prevailed in portions of the United States, including Western Washington and the Portland, Oregon metropolitan area, which have experienced substantial home price declines, lower levels of existing home sale activity, increased foreclosures and above average unemployment rates.  Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2013, the median home price in our five-county market area was $168,560, which was a 28.4% decline compared to the quarter ended September 30, 2007.  Existing home sales in our five-county primary market area for the quarter ended June 30, 2013 totaled $19.1 million, which reflected a 12.1% decrease compared to the quarter ended September 30, 2007.  Using data from the FDIC, foreclosures as a percentage of all mortgage loans in the State of Washington increased from approximately 0.32% as of September 2007 to approximately 0.70% for June 2013.  According to the Department of Labor, the unemployment rate in our five-county primary market area averaged 10.4% during June 2013 compared to 11.2% during June 2012, and an average of 6.2% during September 2007.  These unemployment rates are higher than the national unemployment rates of 7.6%, 8.9% and 4.5%, as of June 2013, June 2012 and September 2007, respectively.  A continuation of the overall economic weakness in the counties in our market area could negatively impact our lending opportunities and profitability.
Grays Harbor County has a population of 72,793 and a median household income of $40,074 according to the latest 2012 information available from the U.S. Census Bureau. The economic base in Grays Harbor has been historically dependent on the timber and fishing industries.  Other industries that support the economic base are tourism, manufacturing, agriculture, shipping, transportation and technology.  The 2013 estimated median family income as provided by data from the FDIC was $54,300.  Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2013, the median home price in Grays Harbor County was $112,300 compared to $115,600 for the quarter ended June 30, 2012, and represents a decline of 37.6% from the median home price of $180,000 for the quarter ended September 30, 2007.  In addition, existing home sales in Grays Harbor County for the quarter ended June 30, 2013 declined by 20.6% from the total for the quarter ended September 30, 2007.  According to the U.S. Department of Labor, the unemployment rate in Grays Harbor County decreased to 12.5% at June 30, 2013 from 13.2% at June 30, 2012.  We have six branches (including our home office) located throughout this county.
Thurston County has a population of 255,913 and a median household income of $57,837 according to the latest 2012 information available from the U.S. Census Bureau.  Thurston County is home of Washington State’s capital (Olympia) and its economic base is largely driven by state government related employment.  The 2012 estimated median family income for Thurston County as provided by data from the FDIC was $77,300. Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2013, the median home price in Thurston County was $217,100 compared to $225,000 for the quarter ended June 30, 2012, and represents a 19.6% decline from the median home price of $270,000 for the quarter ended September 30, 2007.  In addition, existing home sales in Thurston County for the quarter ended June 30, 2013 declined by 26.9% from the quarter ended September 30, 2007. According to the U.S. Department of Labor, the unemployment rate for the Thurston County area decreased to 7.8% at June 30, 2013 from 8.3% at June 30, 2012.  We currently have two branches in Thurston County.  Thurston County has a stable economic base primarily attributable to the state government presence.
Lewis County has a population of 79,017 and a median household income of $42,513 according to the latest 2012 information available from the U.S. Census Bureau. The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services.  The 2013 estimated median family income for Lewis County as provided by data from the FDIC was $54,600. Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2013, the median home price in Lewis County was $154,000 compared to $158,000 for the quarter ended June 30, 2012, and represents a 28.1% decline from the median home price of $214,100 for the quarter ended September 30, 2007.  In addition, existing home sales in Lewis County for the quarter ended June 30, 2013 declined by 31.1% from the quarter ended September 30, 2007.  According to the U.S. Department of Labor, the unemployment rate in Lewis County decreased to 12.4% at June 30, 2013 from 13.4% at June 30, 2012.  We have one branch located in Lewis County.
Pierce County is the second most populous county in the state and has a population of 801,981 and a median household income of $55,899 according to the latest 2012 information available from the U.S. Census Bureau. The economy in Pierce County is diversified with the presence of military related government employment (Lewis/McChord JBLM Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing).  The 2013 estimated median family income for Pierce County as provided by data from the FDIC was $70,200. Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2013, the median home price in Pierce County was $201,600 compared to $195,200 for the quarter ended June 30, 2012, and represents a 30.2% decline from the median home price of $288,700 for the quarter ended September 30, 2007.  In addition, existing home sales in Pierce County for the quarter ended June 30, 2013 declined by 2.7% from the quarter ended September 30, 2007. According to the U.S. Department of Labor, the unemployment rate for the Pierce County area decreased to 8.9% at June 30, 2013 from 9.8% at June 30, 2012. We have one branch located in Pierce County.
Mason County has a population of 61,339 and a median household income of $43,912 according to the latest information available from the U.S. Department of Labor.  The economic base in Mason County is supported by wood products.  The 2013 estimated median family income for Mason County as provided by data from the FDIC was $60,400. Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2013, the median home price in Mason County was $157,800 compared to $156,200 for the quarter ended June 30, 2012, and represents a 29.8% decline from the median home price of $224,700 for the quarter ended September 30, 2007.  In addition, existing home sales in Mason County for the quarter ended June 30, 2013 declined by 8.5% from the quarter ended September 30, 2007. According to the U.S. Department of Labor, the unemployment rate in Mason County decreased to 10.4% at June 30, 2013 from 11.2% at June 30, 2012.  We have one branch located in Mason County.
For a discussion regarding the competition in our primary market area, see “– Competition.”
Lending Activities
General. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences. We also originate consumer loans, with an emphasis on home equity loans and lines of credit. Since 1990, we have been aggressively offering commercial real estate loans and multi-family loans primarily in Western Washington.  A substantial portion of our loan portfolio is secured by real estate, either as primary or secondary collateral, located in our primary market area. As of June 30, 2013, the net loan portfolio totaled $277.5 million and represented 61.4% of our total assets. As of June 30, 2013, 26.1% of our total loan portfolio was comprised of one-to-four family loans, 9.1% of home equity loans and lines of credit, 37.7% of commercial real estate loans, 13.6% of multi-family real estate loans, 6.4% of commercial business loans, 3.9% of construction and land loans, 2.7% of unsecured consumer loans and 0.7% of automobile loans.
As a state chartered savings bank chartered under Washington law, we are subject to 20% of total risk based capital as our statutory lending limit.  At  June 30, 2013, there were no borrowing relationships that were over the legal amount. Our ten largest credit relationships at June 30, 2013 were as follows:

•	Our largest single borrower relationship totaled $8.2 million and consisted of three loans secured by office and light industrial buildings;

•
The second largest borrower relationship totaled $6.0 million and consisted of 12 loans which range in size from $1.5 million to a line of credit of $5,000 that had a zero balance at that date.  Collateral consists primarily of owner- and non-owner-occupied light industrial commercial real estate;

•	The third largest borrower relationship totaled $5.7 million, secured by a purchased minority interest in a national shared loan secured by an entertainment, hospitality and dining complex;

•	The fourth largest borrower relationship totaled $5.6 million and consisted of three loans secured by hospitality and commercial retail property;

•	The fifth largest borrower relationship totaled $5.3 million and consisted of 38 loans, each of which was secured by a single family rental house, with an average balance of $143,000;

•	The sixth largest borrower relationship totaled $5.2 million and consisted of three loans secured by commercial income-producing properties;

•	The seventh largest borrower relationship is one loan for $4.8 million, secured by a church complex;

•	The eighth largest borrower relationship is one loan for $4.5 million, secured by a commercial retail building;

•	The ninth largest borrower relationship totaled $4.3 million and consisted of four loans secured by multi-family and single family residential properties; and

•	The tenth largest borrower relationship totaled $4.3 million and consisted of five loans secured by industrial property and commercial equipment.

All of these relationships include personal guarantees except for the third largest borrower relationship which is a minority interest in a shared national credit. All of the properties securing these loans are located in our primary or secondary market area.  These loans were all performing according to their repayment terms as of June 30, 2013.
Loan Portfolio Analysis. The following table sets forth the composition of Anchor Bank’s loan portfolio by type of loan at the dates indicated:

	At June 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate:
One-to-four family	$73,901	26.1%	$82,709	28.0%	$97,133	29.1%	$112,835	27.7%	$114,823	22.9%
Multi-family	38,425	13.6	42,032	14.2	42,608	12.8	45,983	11.3	52,661	10.5
Commercial	106,859	37.7	97,306	32.9	105,997	31.8	118,492	29.1	123,902	24.7
Construction	5,641	2.0	6,696	2.3	11,650	3.5	36,812	9.0	106,163	21.2
Land loans	5,330	1.9	7,062	2.4	6,723	2.0	7,843	1.9	9,211	1.8
Total real estate	$230,156	81.2%	$235,805	79.8%	$264,111	79.2%	$321,965	79.1%	$406,760	81.2%
Consumer:
Home equity	25,835	9.1	31,504	10.7	35,729	10.7	42,446	10.4	49,028	9.8
Credit cards	4,741	1.7	5,180	1.8	7,101	2.1	7,943	2.0	8,617	1.7
Automobile	1,850	0.7	3,342	1.1	5,547	1.7	8,884	2.2	14,016	2.8
Other	2,723	1.0	2,968	1.0	3,595	1.1	4,160	1.0	5,142	1.0
Total consumer	35,149	12.4	42,994	14.6	51,972		63,433	15.6	76,803	15.3
Commercial business	18,211	6.4	16,618	5.6	17,268	5.2	21,718	5.3	17,172	3.4
Total loans	283,516	100.0%	295,417	100.0%	333,351	100.0%	407,116	100.0%	500,735	100.0%
Less:
Deferred loan fees	915		605		648		917		1,315
Allowance for loan losses	5,147		7,057		7,239		16,788		24,463
Loans receivable, net	$277,454		$287,755		$325,464		$389,411		$474,957

The following table shows the composition of Anchor Bank’s loan portfolio by fixed- and adjustable-rate loans at the dates indicated:

	At June 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS	(Dollars in thousands)
Real estate:
One-to-four family	$58,639	20.7%	$69,635	23.6%	$80,938	24.3%	$94,872	23.3%	$95,931	19.2%
Multi-family	29,603	10.4	33,174	11.2	32,967	9.9	33,606	8.3	42,032	8.4
Commercial	42,128	14.9	57,449	19.4	71,493	21.4	86,667	21.3	94,567	18.9
Land loans	4,316	1.5	6,045	2.0	5,869	1.8	7,244	1.8	8,759	1.7
Total real estate	134,686	47.5	166,303	56.3	191,267	57.4	222,389	54.6	241,289	48.2
Real estate construction:
One-to-four family	—	—	449	0.2	1,481	0.4	9,481	2.3	27,671	5.5
Multi-family	2,254	0.8	1,370	0.5	—	—	—	—	—	—
Commercial	88	—	4,044	1.4	3,642	1.1	7,690	1.9	5,809	1.2
Total real estate construction	2,342	0.8	5,863	2.0	5,123	1.5	17,171	4.2	33,480	6.7
Consumer:
Home equity	15,848	5.6	20,805	7.0	25,806	7.7	31,074	7.6	36,260	7.2
Automobile	1,850	0.7	3,342	1.1	5,547	1.7	8,884	2.2	14,016	2.8
Other	2,723	1.0	2,968	1.0	3,510	1.1	4,084	1.0	5,078	1.0
Total consumer	20,421	7.2	27,115	9.2	34,863	10.5	44,042	10.8	55,354	11.1
Commercial business	11,050	3.9	9,690	3.3	8,460	2.5	9,226	2.3	8,721	1.7
Total fixed-rate loans	$168,499	59.4	$208,971	70.7	$239,713	71.9	$292,828	71.9	$338,844	67.7
ADJUSTABLE-RATE LOANS
Real estate:
One-to-four family	$15,262	5.4	$13,074	4.4	$16,195	4.9	$17,963	4.4	$18,892	3.8
Multi-family	8,822	3.1	8,858	3.0	9,641	2.9	12,377	3.0	10,629	2.1
Commercial	64,731	22.8	39,857	13.5	34,504	10.4	31,825	7.8	29,335	5.9
Land loans	1,014	0.4	1,017	0.3	854	0.3	599	0.1	452	0.1
Total real estate	89,829	31.7	62,806	21.3	61,194	18.4	62,764	15.4	59,308	11.8
Real estate construction:
One-to-four family	858	0.3	—	—	3,829	1.1	7,299	1.8	37,187	7.4
Multi-family	1,270	0.4	—	—	—	—	—	—	2,493	0.5
Commercial	1,171	0.4	833	0.3	2,698	0.8	12,342	3.0	33,003	6.6
Total real estate construction	3,299	1.2	833	0.3	6,527	2.0	19,641	4.8	72,683	14.5

	At June 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Consumer:
Home equity	9,987	3.5	10,699	3.6	9,923	3.0	11,372	2.8	12,768	2.6
Automobile	—	—	—	—	—	—	—	—	—	—
Credit cards	4,741	1.7	5,180	1.8	7,101	2.1	7,943	2.0	8,617	1.7
Other	—	—	—	—	85	—	76	—	64	—
Total consumer	14,728	5.2	15,879	5.4	17,109	5.1	19,391	4.8	21,449	4.3
Commercial business	7,161	2.5	6,928	2.3	8,808	2.6	12,492	3.1	8,451	1.7
Total adjustable rate loans	115,017	40.6	86,446	29.3	93,638	28.1	114,288	28.1	161,891	32.3
Total loans	283,516	100.0%	295,417	100.0%	333,351	100.0%	407,116	100.0%	500,735	100.0%
Less:
Deferred loan fees	915		605		648		917		1,315
Allowance for loan losses	5,147		7,057		7,239		16,788		24,463
Loans receivable, net	$277,454		$287,755		$325,464		$389,411		$474,957

One-to-Four Family Real Estate Lending. As of June 30, 2013, $73.9 million, or 26.1%, of our total loan portfolio consisted of permanent loans secured by one-to-four family residences of which $4.8 million secured by non-owner occupied residential properties were nonperforming. We originate both fixed rate and adjustable rate loans in our residential lending program and use Freddie Mac underwriting guidelines.  None of our residential loan products allow for negative amortization of principal.  We typically base our decision on whether to sell or retain secondary market quality loans on the rate and fees for each loan, market conditions and liquidity needs.  Although we have sold the majority of our residential loans over the last two years, we do not sell all qualified loans on the secondary market as we hold in our portfolio many residential loans that may not meet all Freddie Mac guidelines yet meet our investment and liquidity objectives.
At June 30, 2013, $58.6 million of this loan portfolio consisted of fixed rate loans which was 79.3% of our total one-to-four family portfolio and 20.7% of our total loans at that date. Specifically, we offer fixed rate, residential mortgages from 10 to 30 year terms and we use Freddie Mac daily pricing to set our pricing.  Borrowers have a variety of buy-down options with each loan and most mortgages have a duration of less than ten years.  The average loan duration is a function of several factors, including real estate supply and demand, current interest rates, expected future rates and interest rates payable on outstanding loans.
Additionally, we offer a full range of adjustable rate mortgage products.  These loans offer three, five or seven year fixed-rate terms with annual adjustments thereafter.  The annual adjustments are limited to increases or decreases of no more than two percent and carry a typical lifetime cap of five percent above the original rate.  At this time, we hold these adjustable rate mortgages in our portfolio.  Similar to fixed rate loans, borrower demand for adjustable rate mortgage loans is a function of the current rate environment, the expectations of future interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed rate mortgage loans and adjustable rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment.
While adjustable rate mortgages in our loan portfolio help us reduce our exposure to changes in interest rates, it is possible that, during periods of rising interest rates, the risk of default on adjustable rate mortgage loans may increase as a result of annual repricing and the subsequent higher payment to the borrower.  In some rate environments, adjustable rate mortgages may be offered at initial rates of interest below a comparable fixed rate and could result in a higher risk of default or delinquency. Another consideration is that although adjustable rate mortgage loans allow us to decrease the sensitivity of our asset base as a result of changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Our historical experience with adjustable rate mortgages has been very favorable.  We do not, however, offer adjustable rate mortgages with initial teaser rates.  At June 30, 2013, $15.3 million of our permanent one-to-four family mortgage loans were adjustable rate loans which was 20.7% of our total one-to-four family loan portfolio and 5.4% of our total loans at that date.
Regardless of the type of loan, we underwrite our residential loans based on Freddie Mac's Loan Prospector guidelines.  This underwriting considers a variety of factors such as credit history, debt to income, property type, loan-to-value, and occupancy, to name a few.  Generally, we use the same Freddie Mac criteria for establishing maximum loan-to-values and also consider whether a transaction is a purchase, rate and term refinance, or cash-out refinance. For loans above 80% loan-to-value, we typically require private mortgage insurance in order to reduce our risk exposure should the loan default.  Regardless of the loan-to-value, our one-to-four family loans are appraised by independent fee appraisers that have been approved by us and generally carry no prepayment restrictions. We also require title insurance, hazard insurance, and if necessary, flood insurance in an amount not less than the current regulatory requirements.
We also have additional products designed to make home ownership available to qualified low to moderate income borrowers. The underwriting guidelines for these programs are usually more flexible in the areas of credit or work history.  For example, some segments of the low to moderate income population have non-traditional credit histories and pay cash for many of their consumer purchases.  They may also work in seasonal industries that do not offer a standard work schedule or salary.  Loans such as Freddie Mac's “Homestart Program” are designed to meet this market's needs and often require a borrower to show a history of saving and budgeting. These types of programs also provide education on the costs and benefits of homeownership.  We plan on continuing to offer these and other programs which reach out to qualifying borrowers in all the markets we serve.

The following table describes certain credit risk characteristics of Anchor Bank’s one-to-four family loan portfolio held for investment as of June 30, 2013:

	Outstanding Principal Balance (1)	Weighted- Average FICO (2)	Weighted-Average LTV (3)	Weighted-Average Seasoning (4)
	(Dollars in thousands)
Interest only	$2,698	709	97.1%	41
Stated income (5)	538	725	75.2	59
FICO less than or equal to 660 (6)	5,265	621	77.1	61
__________

(1)	The outstanding balance presented in this table may overlap more than one category.

(2)
The FICO score represents the creditworthiness, as reported by an independent third party, of a borrower based on the borrower’s credit history.  A higher FICO score indicates a greater degree of creditworthiness.

(3)
LTV (loan-to-value) is the ratio calculated by dividing the original loan balance by the original appraised value of the real estate collateral.  As a result of the decline in single-family real estate values, the weighted-average LTV presented above may be substantially understated compared to the current market value.

(4)	Seasoning describes the number of months since the funding date of the loans.

(5)	Stated income is defined as a borrower provided level of income which was not subject to verification during the loan origination process.

(6)	These loans are considered “subprime” as defined by the FDIC.
Anchor Bank does not actively engage in subprime lending, either through advertising, marketing, underwriting and/or risk selection, and has no established program to originate or  purchase subprime loans to be held in its portfolio.  Residential mortgage loans identified as subprime, with FICO scores of less than 660, were originated and managed in the ordinary course of business, and totaled $5.3 million at June 30, 2013, representing 1.9% of total loans, 7.1% of one-to-four family mortgage loans, and 10.0% of Tier 1 Capital.  Our one-to-four family mortgage loans identified as subprime based on the borrower’s FICO score at time the loan was originated do not represent a material part of our lending activity.  Accordingly, these loans are identified as “exclusions” as defined pursuant to regulatory guidance issued by the FDIC in Financial Institutions Letter FIL-9-2001.
Construction and Land Loans.  We had been an active originator of real estate construction loans in our market area since 1990 although we have been significantly reducing the balance of these loans since 2009 in accordance with the Order and limited new loan originations.  At June 30, 2013, our construction loans amounted to $5.6 million, or 2.0% of the total loan portfolio, most of which is for the construction of commercial and multi-family real estate.  Prior to fiscal 2010, a substantial number of our speculative residential construction loans for both attached and detached housing units, as well as residential land acquisition and development loans were referred through a broker relationship in Portland, Oregon, and were secured by first lien construction deeds of trust on properties in the greater Portland, Oregon metropolitan area.  Much of the increase in our nonperforming assets since 2007 was related to these construction loans. We originated $2.7 million, $32.9 million and $48.9 million of construction loans through this broker during the years ended June 30, 2009, 2008, 2007, respectively, of which none remained outstanding at June 30, 2013.
We generally provide an interest reserve for funds on builder construction loans that have been advanced.  Interest reserves are a means by which a lender builds in, as a part of the loan approval and as a component of the cost of the project, the amount of the monthly interest required to service the debt during the construction period of the loan.
At June 30, 2013, our construction loan portfolio did not contain any loans which had been previously extended or renewed and which included unfunded interest reserves. Our entire construction loan portfolio at June 30, 2013 consisted of loans requiring interest only payments, six of which totaled $5.4 million and were relying on the interest reserve to make this payment. At June 30, 2013, no construction loans were delinquent. During the years ended June 30, 2013, 2012, and 2011, one, seven and 22 construction loans were charged-off totaling $105,000, $561,000 and $8.9 million, respectively.

At the dates indicated, the composition of our construction portfolio was as follows:

	At June 30,
	2013	2012	2011
	(In thousands)
One-to-four family:
Speculative	$589	$308	$3,984
Permanent	—	—	1,326
Custom	269	141	2,053
Land acquisition and development loans	—	833	—
Multi-family	3,524	1,370	—
Commercial real estate:
Construction	1,259	4,044	4,287
Total construction (1)	$5,641	$6,696	$11,650

(1)	Loans in process for these loans at June 30, 2013, 2012 and 2011 were $5.4 million, $1.9 million and $1.4 million, respectively.
For the year ended June 30, 2013, we originated one builder construction loan to fund the construction of one-to-four family properties totaling $1.8 million, as compared to none during the years ended June 30, 2012 and 2011 and the origination of 17 loans during the year ended June 30, 2009, aggregating $6.0 million. We originate construction and site development loans to experienced contractors and builders in our market area primarily to finance the construction of single-family homes and subdivisions, which homes typically have an average price ranging from $200,000 to $500,000.  All builders were qualified using the same standards as other commercial loan credits, requiring minimum debt service coverage ratios and established cash reserves to carry projects through construction completion and sale of the project. The maximum loan-to-value limit on both pre-sold and speculative projects is generally up to 75% of the appraised market value or sales price upon completion of the project. We generally do not require any cash equity from the borrower if there is sufficient equity in the land being used as collateral. Development plans are required from builders prior to making the loan. We also require that builders maintain adequate insurance coverage. Maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally did not exceed 18 months for residential subdivision development loans at the time of origination. Our residential construction loans typically have adjustable rates of interest based on The Wall Street Journal prime rate and during the term of construction, the accumulated interest is added to the principal of the loan through an interest reserve. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.  At June 30, 2013, our largest builder and sole remaining relationship consisted of one loan for $1.8 million, including $1.2 million which is undisbursed.
We have made, from time to time, construction loans for commercial development projects. These projects include multi-family, apartment, retail, office/warehouse and office buildings. These loans generally have an interest-only phase during construction, rely on an interest reserve to fund interest payments and generally convert to permanent financing when construction is completed. Disbursement of funds is at our sole discretion and is based on the progress of the construction. The maximum loan-to-value limit applicable to these loans is generally 75% of the appraised post-construction value.  Additional analysis and underwriting of these loans typically results in lower loan-to-value ratios based on the debt service coverage analysis, including our interest rate and vacancy stress testing.  Our target minimum debt coverage ratio is 1.20 for loans on these projects.  At June 30, 2013, our portfolio of construction loans for commercial projects included six loans totaling $4.8 million, in addition $3.9 million which is undisbursed. These loans consisted of three multi-family complexes, a commercial industrial property, a school, and a restaurant all located in Washington.
Properties which are the subject of a construction loan are monitored for progress through our construction loan administration department, and include monthly site inspections, inspection reports and photographs provided by a qualified staff inspector or a licensed and bonded third party inspection service contracted by and for us.  If we make a determination that there is deterioration, or if the loan becomes nonperforming, we halt any disbursement of those funds identified for use in paying interest and bill the borrower directly for interest payments.  Construction loans with interest reserves are underwritten similarly to construction loans without interest reserves.
We have in the past originated land acquisition and development loans to local contractors and developers for the purpose of holding the land for future development. These loans are secured by a first lien on the property, are generally limited up to 75% of the lower of the acquisition price or the appraised value of the land or sales price, and generally have a term of one to two years with a fixed interest rate based on the prime rate. Our land acquisition and development loans are generally secured by property in our primary market area. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste. At June 30, 2013, we had no land acquisition and development loans.
We also originate land loans which are typically made to individual consumers to buy a lot or parcel of land for the future construction of the buyer’s primary residence and are included in “land loans”.  At June 30, 2013, our land loans to individuals totaled $5.3 million or 1.9% of the total loan portfolio of which $734,000 were delinquent more than 90 days and nonaccrual status.
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
Commercial and Multi-Family Real Estate Lending.   As of June 30, 2013, $145.3 million, or 51.3% of our total loan portfolio was secured by commercial and multi-family real estate property.  Of this amount, $32.0 million was identified as owner occupied commercial real estate, and the remaining $124.3 million, or 43.8% of our total loan portfolio was secured by income producing, or non-owner occupied commercial real estate. Our commercial real estate loans include loans secured by hotels and motels, office space, office/warehouse, retail strip centers, self-storage facilities, mobile home parks, medical and professional office buildings, and assisted living facilities in our market area.  As of June 30, 2013, commercial real estate loans totaled $106.9 million, or 37.7% of our portfolio and multi-family real estate totaled $38.4 million, or 13.6% of our portfolio.  These loans generally are priced at a higher rate of interest than one-to-four family loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one-to-four family loans. Often payments on loans secured by commercial or multi-family properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.
The average loan size in our commercial and multi-family real estate portfolio was $765,000 as of June 30, 2013.  We target individual commercial and multi-family real estate loans to small and mid-size owner occupants and investors in our market area, between $1.0 million and $6.0 million. At June 30, 2013, the largest commercial loan in our portfolio was a $5.7 million purchased minority interest in a national shared loan secured by a dining, entertainment, and hotel facility, located near Olympia, Washington.  Our largest multi-family loan as of June 30, 2013, was a 75 unit apartment complex with an outstanding principal balance of $2.9 million, located in Pacific, Washington.  These loans were performing according to their repayment terms as of June 30, 2013.
We offer both fixed and adjustable rates on commercial and multi-family real estate loans. Loans originated on a fixed rate basis generally are originated at terms up to ten years, with amortization terms up to 30 years. As of June 30, 2013, we had $29.6 million and $8.8 million in fixed and adjustable rate multi-family loans, respectively, and $42.1 million and $64.7 million in fixed and adjustable rate commercial real estate loans, respectively.
Commercial and multi-family real estate loans are originated with rates that generally adjust after an initial period ranging from three to ten years. Adjustable rate multi-family and commercial real estate loans are generally priced utilizing the applicable FHLB or U.S. Treasury Term Borrowing Rate plus an acceptable margin. These loans are typically amortized for up to 30 years with a prepayment penalty.  The maximum loan-to-value ratio for commercial and multi-family real estate loans is generally 75%.  We require appraisals of all properties securing commercial and multi-family real estate loans, performed by independent appraisers designated by us.  We require our commercial and multi-family real estate loan borrowers with outstanding balances in excess of $750,000, or a loan-to-value ratio in excess of 60% to submit annual financial statements and rent rolls on the subject property.  The properties that fit within this profile are also inspected annually, and an inspection report and photograph are included.  We generally require a minimum pro forma debt coverage ratio of 1.20 times for loans secured by commercial and multi-family properties.

The following is an analysis of the types of collateral securing our commercial real estate and multi-family loans at June 30, 2013:

Collateral	Amount	Percent of Total
	(Dollars in thousands)
Multi-family	$38,425	26.4%
Office	25,592	17.6
Hospitality	9,132	6.3
Mini storage	29,494	20.3
Mobile home park	4,145	2.9
Congregate care	6,642	4.6
Retail	4,912	3.4
Education/Worship	6,222	4.3
Other non-residential	20,720	14.3
Total	$145,284	100.0%
If we foreclose on a multi-family or commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family mortgage loans because there are fewer potential purchasers of the collateral. Additionally, as a result of our increasing emphasis on this type of lending, a portion of our multi-family and commercial real estate loan portfolio is relatively unseasoned and has not been subjected to unfavorable economic conditions. As a result, we may not have enough payment history with which to judge future collectability or to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, our multi-family and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. At June 30, 2013, there were no commercial real estate loans or multi-family loans that were delinquent in excess of 90 days and on nonaccrual status.  There were no commercial real estate loan charge offs for the year ended June 30, 2013. Commercial real estate loan charge offs for the years ended June 30, 2012 and 2011 were $571,000 and $584,000, respectively.  There were no multi-family loan charge-offs during these periods.
Consumer Lending.  We offer a variety of consumer loans, including home equity loans and lines of credit, automobile loans, credit cards and personal lines of credit. At June 30, 2013, the largest component of the consumer loan portfolio consisted of home equity loans and lines of credit, which totaled $25.8 million, or 9.1%, of the total loan portfolio.  Our home equity loans are risk priced using credit score, loan-to-value and overall credit quality of the applicant.  Home equity loans are made for, among other purposes, the improvement of residential properties, debt consolidation and education expenses. The majority of these loans are secured by a second deed of trust on residential property.  Fixed rate terms are available up to 240 months, and our equity line of credit is a prime rate based loan with the ability to lock in portions of the line for five to 20 years.  Maximum loan-to-values are dependent on creditworthiness and may be originated at up to 95% of collateral value.
Our credit card portfolio includes both VISA and MasterCard brands, and totaled $4.7 million, or 1.7% of the total loan portfolio at June 30, 2013.  We have been offering credit cards for more than 20 years but no new credit cards were issued during the last three fiscal years. All of our credit cards have interest rates and credit limits determined by the creditworthiness of the borrower.  We use credit bureau scores in addition to other criteria such as income in our underwriting decision process on these loans.
Our automobile loan portfolio totaled $1.9 million, or 0.7% of the total loan portfolio at June 30, 2013.  We offer several options for vehicle purchase or refinance with a maximum term of 84 months for newer vehicles and 72 months for older vehicles.  As with home equity loans, our vehicle and recreational vehicle loans are risk priced based on creditworthiness, loan term and loan-to-value.  We currently access a Carfax Vehicle Report to ensure that the collateral being loaned against is acceptable and to protect borrowers from a “lemon” or other undesirable histories. Other consumer loans, consisting primarily of unsecured personal lines of credit totaled $2.7 million or 1.0% of our total loan portfolio at June 30, 2013.
Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.  These risks are not as prevalent with respect to our consumer loan portfolio because a large percentage of the portfolio consists of home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one-to-four family mortgage loans.  Nevertheless, home equity lines of credit have greater credit risk than one-to-four family mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold and do not have private mortgage insurance coverage.  At June 30, 2013, consumer loans of $448,000 were delinquent in excess of 90 days or in nonaccrual status.  Consumer loans of $1.2 million were charged off during the year ended June 30, 2013 compared to $1.4 million and $1.9 million of consumer loans that were charged-off during the years ended June 30, 2012 and 2011, respectively.
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
Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area. Our commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans.  At June 30, 2013, commercial business loans totaled $18.2 million, or 6.4% of our loan portfolio comprised of 161 loans in 89 different business classifications as identified by the North American Industrial Classification System.  The largest commercial business relationship at June 30, 2013 included three loans which totaled $1.7 million to a borrower located in Washington secured by the assets of a machine shop.
Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  For the years ended June 30, 2013 and 2012, Anchor Bank charged off $1.5 million and $63,000 from its commercial business loan portfolio.
Loan Maturity and Repricing.  The following table sets forth certain information at June 30, 2013 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.  Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Beyond 10 Years	Total
	(In thousands)
Real Estate:
One-to-four family	$4,231	$4,606	$4,589	$4,775	$55,700	$73,901
Multi-family	992	8,041	3,108	14,351	11,933	38,425
Commercial	9,515	26,340	12,126	47,467	11,411	106,859
Construction	5,611	30	—	—	—	5,641
Land loans	1,599	1,786	971	485	489	5,330
Total real estate	21,948	40,803	20,794	67,078	79,533	230,156
Consumer:
Home equity	26	1,432	5,182	9,854	9,341	25,835
Credit cards	4,741	—	—	—	—	4,741
Automobile	113	465	494	385	393	1,850
Other	394	459	289	371	1,210	2,723
Total consumer	5,274	2,356	5,965	10,610	10,944	35,149
Commercial business	4,557	4,519	3,665	5,218	252	18,211
Total	$31,779	$47,678	$30,424	$82,906	$90,729	$283,516
The following table sets forth the dollar amount of all loans due after June 30, 2014, which have fixed interest rates and have floating or adjustable interest rates:

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real Estate:
One-to-four family	$54,490	$15,180	$69,670
Multi-family	28,611	8,822	37,433
Commercial	33,507	63,837	97,344
Construction	10	2,441	2,451
Land loans	2,717	1,014	3,731
Total real estate	119,335	91,294	210,629

Consumer:
Home equity	15,822	9,987	25,809
Automobile	1,737	—	1,737
Other	2,329	—	2,329
Total consumer	19,888	9,987	29,875

Commercial business	9,044	4,610	13,654
Total	$148,267	$105,891	$254,158
Loan Solicitation and Processing  Loan originations are obtained from a variety of sources, including direct mail and telephone solicitation, trade and business organization participation.  Our management and staff are also involved in a wide variety of professional, charitable, service and social organizations within the communities in which we operate, and our branch managers, loan representatives and business bankers solicit referrals from existing clients and new prospects.  We also originate and cross sell loans and services to our existing customer base as well as our walk-in/call-in/internet traffic as a result of our long standing community presence and broad based advertising efforts.  Loan processing and underwriting, closing and funding are determined by the type of loan. Consumer loans, including conforming one-to-four family  mortgage loans are processed, underwritten, documented and funded through our centralized processing and underwriting center located in Aberdeen, Washington.  Commercial business loans, including commercial and multi-family real estate loans and any non-conforming one-to-four family mortgage loans are processed and underwritten in one of our two Business Banking Center offices located in Lacey and Aberdeen, Washington. Our consumer and residential loan underwriters have specific approval authority, and requests that exceed such authority are referred to the appropriate supervisory level.
Depending upon the size of the loan request and the total borrower credit relationship with us, loan decisions may include the Executive Loan Committee, Senior Loan Committee, and/or Board of Directors.  Credit relationships up to $4 million may be approved by the Executive Loan Committee.  Loans or aggregated credit relationships which exceed $4 million must be approved by the Board of Directors, either in the form of its Senior Loan Committee with an authority limit of $6 million, or by the full membership of the Board.
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
Loan Originations, Servicing, Purchases and Sales.  During the years ended June 30, 2013 and 2012, our total loan originations were $93.5 million and $55.8 million, respectively.
One-to-four family loans are generally originated in accordance with the guidelines established by Freddie Mac, with the exception of our special community development loans under the Community Reinvestment Act. We utilize the Freddie Mac Loan Prospector, an automated loan system to underwrite the majority of our residential first mortgage loans (excluding community development loans). The remaining loans are underwritten by designated real estate loan underwriters internally in accordance with standards as provided by our Board-approved loan policy.
We actively sell the majority of our residential fixed rate first mortgage loans to the secondary market at the time of origination. During the years ended June 30, 2013 and 2012, we sold $22.6 million and $20.6 million, respectively, in whole loans to the secondary market and $1.7 million and $4.7 million, respectively, were securitized.  The increase in whole loan sales and securitizations was attributable to an increase in the origination of one-to-four family loans to $28.1 million from $26.8 million during the years ended June 30, 2013 and 2012, respectively.  Our secondary market relationship is with Freddie Mac.  We generally retain the servicing on the loans we sell into the secondary market.  Loans are generally sold on a non-recourse basis. As of June 30, 2013, our residential loan servicing portfolio was $109.8 million.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated:

	Year Ended June 30,
	2013	2012	2011
Loans originated:	(In thousands)
Real estate:
One-to-four family	$28,120	$26,840	$15,819
Multi-family	1,069	6,682	1,976
Commercial	41,157	12,415	3,101
Construction	13,632	4,385	1,319
Land loans	252	117	355
Total real estate	84,230	50,439	22,570
Consumer:
Home equity	283	204	397
Credit cards	—	—	—
Automobile	221	295	467
Other	562	615	840
Total consumer	1,066	1,114	1,704
Commercial business	8,238	4,284	6,549
Total loans originated	93,534	55,837	30,823
Loans sold:
One-to-four family	22,566	20,641	15,503
Commercial real estate	—	—	—
Participation loans	—	—	—
Total loans sold	22,566	20,641	15,503
Principal repayments	79,419	55,030	46,678
Loans securitized	1,069	4,682	—
Transfer to real estate owned	5,365	11,810	11,615
Increase (decrease) in other items, net	(4,806)	(1,071)	(20,749)
Loans held for sale	222	312	225
Net increase (decrease) in loans receivable, net	$(19,913)	$(37,709)	$(63,947)
Loan Origination and Other Fees.  In some instances, we receive loan origination fees on real estate related products.  Loan fees generally represent a percentage of the principal amount of the loan that is paid by the borrower. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment. We had $915,000 of net deferred loan fees and costs as of June 30, 2013 compared to $605,000 and $648,000 at June 30, 2012 and 2011, respectively.
Asset Quality
The objective of our loan review process is to determine risk levels and exposure to loss. The depth of review varies by asset types, depending on the nature of those assets. While certain assets may represent a substantial investment and warrant individual reviews, other assets may have less risk because the asset size is small, the risk is spread over a large number of obligors or the obligations are well collateralized and further analysis of individual assets would expand the review process without measurable advantage to risk assessment. Asset types with these characteristics may be reviewed as a total portfolio on the basis of risk indicators such as delinquency (consumer and residential real estate loans) or credit rating. A formal review process is conducted on individual assets that represent greater potential risk. A formal review process is a total re-evaluation of the risks associated with the asset and is documented by completing an asset review report. Certain real estate-related assets must be evaluated in terms of their fair market value or net realizable value in order to determine the likelihood of loss exposure and, consequently, the adequacy of valuation allowances.
We define a loan as being impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. Large groups of smaller balance homogeneous loans such as consumer secured loans, residential mortgage loans and consumer unsecured loans are collectively evaluated for potential loss. All other loans are evaluated for impairment on an individual basis.
We generally assess late fees or penalty charges on delinquent loans of five percent of the monthly payment amount due. Substantially all fixed rate and adjustable rate mortgage loan payments are due on the first day of the month; however, the borrower is given a 15-day grace period to make the loan payment. When a mortgage loan borrower fails to make a required payment when it is due, we institute collection procedures. The first notice is mailed to the borrower on the 16th day requesting payment and assessing a late charge. Attempts to contact the borrower by telephone generally begin upon the 30th day of delinquency. If a satisfactory response is not obtained, continual follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts to interview the borrower are made to establish the cause of the delinquency, whether the cause is temporary, the attitude of the borrower toward the debt and a mutually satisfactory arrangement for curing the default.
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
Nonperforming Assets.  The following table sets forth information with respect to our nonperforming assets and restructured loans for the periods indicated.

	At June 30,
	2013	2012	2011	2010	2009
Loans accounted for on a nonaccrual basis:	(Dollars in thousands)
Real estate:
One-to-four family	$4,758	$1,878	$3,113	$3,855	$3,803
Multi-family	—	—	—	—	—
Commercial	—	—	2,280	433	—
Construction	—	3,369	4,055	13,964	36,954
Land loans	734	109	90	—	—
Total real estate	5,492	5,356	9,538	18,252	40,757
Consumer:
Home equity	428	159	121	70	347
Credit cards	—	16	—	—	—
Automobile	2	66	63	63	190
Other	—	1	9	47	54
Total consumer	430	242	193	180	591
Commercial business	219	3,124	1,245	1,324	997
Total	6,141	8,722	10,976	19,756	42,345
Accruing loans which are contractually past due 90 days or more:
One-to-four family	—	55	44	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	2,845	822	17,575
Land loans	—	—	—	—	—
Total real estate	—	55	2,889	822	17,575
Consumer:
Home equity	—	—	1	—	—
Credit cards	18	—	137	—	—
Automobile	—	—	—	—	—
Other	—	—	42	64	143
Total consumer	18	—	180	64	143
Commercial business	—	—	124	—	586
Total of nonaccrual and 90 days past due loans	6,159	8,722	14,169	20,642	60,649
Real estate owned	6,212	6,708	12,597	14,570	2,990
Repossessed automobiles	21	—	130	21	69
Total nonperforming assets	$12,392	$15,430	$26,896	$35,233	$63,708
Restructured loans	$17,469	$15,112	$15,034	$13,491	$2,670
Allowance for loan loss as a percent of nonperforming loans	83.6%	80.9%	51.1%	81.3%	40.3%
Classified assets included in nonperforming assets	$6,159	$8,722	$14,169	$20,642	$60,649
Nonaccrual and 90 days or more past due loans as percentage of total loans	2.2%	3.0%	4.3%	5.1%	12.1%
Nonaccrual and 90 days or more past due loans as a percentage of total assets	1.4%	1.9%	2.9%	3.8%	9.2%
Nonperforming assets as a percentage of total assets	2.7%	3.3%	5.5%	6.5%	9.8%
Nonaccrued interest (1)	$475	$665	$783	$731	$2,664
(1)    Represents foregone interest on nonaccural loans.
With the exception of $734,000 in construction and land loans that were past due 90 days or more at June 30, 2013, all of our construction loans from which repayment is delayed are a result of the slowdown in the real estate market and, in many cases, a corresponding decline in the value of the collateral. As a result of a decline in home sales and value, Anchor Bank has undertaken to re-evaluate the collectability of interest payments, the efficacy of collateral for these loans, including updated and/or new appraisals, to identify additional collateral and or curtailment opportunities with borrowers, and to update current and future exit strategies as part of its portfolio risk management.
Real Estate Owned and Other Repossessed Assets.  As of June 30, 2013, the Company had 21 properties in real estate owned (“REO”) with an aggregate book value of $6.2 million compared to 71 properties with an aggregate book value of $6.7 million at June 30, 2012, and 31 properties in REO with an aggregate book value of $7.0 million at March 31, 2013. The decrease in number of properties during the twelve months ended June 30, 2013 was primarily attributable to ongoing sales of residential properties. Our largest REO property at June 30, 2013 had an aggregate book value of $3.4 million and consisted of a commercial real estate property located in Pierce County, Washington. At June 30, 2013, the Company owned 12 one-to-four family residential properties with an aggregate book value of $2.1 million, four residential building lots with an aggregate book value of $179,000, one vacant land parcel with a book value of $10,000, and four parcels of commercial real estate with an aggregate book value of $3.9 million. Our REO properties are located in Pierce County, southwest Washington and the greater Portland area of northwest Oregon, with 16 of the parcels in Washington and the remaining five in Oregon.
Restructured Loans. According to generally accepted accounting principles, we are required to account for certain loan modifications or restructurings as “troubled debt restructurings.” Our policy is to track and report all loans modified to terms not generally available in the market, except for those outside of the materiality threshold established for such tracking and reporting.  Loans with principal balances of less than $50,000, and loans with temporary modifications of six months or less are deemed to be immaterial and not included within the tracking and reporting of troubled debt restructurings. In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider.  We will modify the loan when upon completion of the residence the home is rented instead of sold, or when the borrower can continue to make interest payments and is unable to repay the loan until the property is sold as a result of current market conditions. In connection with a loan modification, we may lower the interest rate, extend the maturity date and require monthly payments when monthly payments are not otherwise required. We may also require additional collateral. All loans which are extended with rates and/or terms below market are identified as impaired loans and an appropriate allowance is established pursuant to generally accepted accounting principles.  A loan guarantee, in and by itself, is not considered in either the classification of an impaired loan, the determination of the amount of the allowance or the carrying value of the loan, unless the guarantor provides additional collateral which, when independently evaluated, reduces or eliminates the conditions which caused the loan to be determined as impaired. Accordingly, the existence of a loan guarantee does not result in the carrying value of an impaired loan at a value in excess of the appraised value of the collateral.  Loans which are placed in nonaccrual status and subsequently modified are not returned to accruing status until there has been at least six months of consecutive satisfactory performance.  As of June 30, 2013, there were 48 loans with aggregate net principal balances of $17.5 million that we have identified as “troubled debt restructures.”  In connection with these loans, a valuation allowance in the form of charged-off principal equal to $692,000 has been taken.  Of these 48 loans, four loans totaling $3.6 million were not performing according to the modified repayment terms at June 30, 2013.
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
We pursue guarantees where the cost/benefit analysis results in the likelihood of some recovery.  Recoveries and settlements range from zero to 100% of the potential unmitigated loan loss, with the lower end generally being the result of a guarantor filing bankruptcy.  At June 30, 2013, we were pursuing guarantors related to three defaulted loans, and had established settlements and repayment arrangements during the past few years from an additional 25 guarantors for repayment of approximately $3.1 million of previously taken losses.  These arrangements had individual remaining balances ranging from $300 to $1.2 million at June 30, 2013, and included a variety of repayment terms including principal only and principal plus negotiated interest.
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
When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent and approved by senior management or the Classified Asset Committee to address the risk specifically or we may allow the loss to be charged-off against the general loan allowance. General loan allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible.  Assets that do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are considered either watch or special mention assets.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by our regulators, which can order the establishment of additional loss allowances.
In connection with the filing of periodic reports with the FDIC classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of our review of our loans, as of June 30, 2013, we had classified loans of $17.3 million.  The total amount classified represented 33.0% of equity capital and 3.8% of assets at June 30, 2013.
The aggregate amounts of our classified loans at the date indicated (as determined by management), were as follows:

	At June 30,
	2013	2012
	(In thousands)
Classified Loans:
Substandard	$17,290	$30,471
Doubtful	—	2,316
Loss	—	—
Total	$17,290	$32,787
Our $17.3 million of substandard loans at June 30, 2013, consisted primarily of $15.7 million of real estate secured loans and $1.5 million of consumer and commercial business loans.  Of the $15.7 million of substandard loans which were real estate secured, $1.1 million were construction and land loans. The $1.1 million in substandard construction and land loans were land loans made to individuals of which $734,000 was on nonaccrual status.  Also included in the total of substandard real estate secured loans at June 30, 2013 was $3.4 million of commercial real estate loans and $2.3 million of multi-family loans, secured by property located in Washington and Oregon.  The balance of our substandard real estate secured loans at June 30, 2013 was $8.9 million, which consisted of loans secured by one-to-four family properties, and an additional $1.0 million in home equity loans.
Potential Problem Loans.  Potential problem loans are loans that do not yet meet the criteria for identification as classified assets graded as substandard or doubtful, but where known information about the borrower causes management to have serious concerns about the ability of the borrower to comply with present loan repayment terms and may result in the loan being included as a classified asset for future periods.  At June 30, 2013, we had $39.3 million, or 14.2% of our net loans that were identified as potential problem loans compared to $41.2 million or 13.9% of our net loans at June 30, 2012.
Within these problem loans were the following lending relationships:

•	a loan of $4.8 million secured by a church in Washington;

•	a relationship of $4.3 million in four loans secured by multi-family property in Washington;

•	a relationship of $3.7 million in two loans secured by residential condominiums and commercial office property in Oregon;

•	a relationship of $2.2 million in two term loans secured by multi-family property in Oregon;

•	a loan of $2.0 million secured by commercial real estate in Washington;

•	a loan of $1.9 million secured by commercial real estate in Washington; and

•	a loan of $1.4 million secured by accounts receivable and inventory of a wood preservation company in Washington.
The seven relationships described above comprise $20.3 million, or 51.7% of the potential problem loans that were identified as of June 30, 2013.  All of the loans identified above are located in Western Washington and/or Portland, Oregon and were in compliance with their repayment terms at June 30, 2013.
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
We believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period and requires management to make assumptions about probable losses inherent in the loan portfolio. The impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.
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
The provision for loan losses was $750,000 and $2.7 million for the years ended June 30, 2013 and 2012, respectively.  We decreased the provision primarily as a result of the decrease in loan delinquencies, in particular our higher risk nonperforming construction loans. The specific risks that are considered in our analysis for determining the provision for loan losses include an automatic elevation in risk grade and corresponding reserve requirement based on loan payment and payment delinquencies, including debt to the borrower and related entities under loans to one borrower guidelines; and a qualitative analysis of the economic and portfolio trends.  The provision for loan losses for the year ended June 30, 2013 included an incremental component, a qualitative component, and specific reserve as a result of impairment analysis.  The total allowance for loan losses was $5.1 million and $7.1 million at June 30, 2013 and 2012, respectively.  Of the total allowance at June 30, 2013, specific reserves decreased to $1.3 million and general reserves decreased to $3.8 million from specific reserves of $1.9 million and general reserves of $5.2 million, respectively, at June 30, 2012.  Included in the general reserve amount of $3.8 million at June 30, 2013 was $1.1 million based on incremental changes in asset quality and $500,000 based on qualitative analysis.
The decrease in the provision for loan losses was a result of the decrease in delinquent and classified loans, and loan charge-offs together with our recognition of qualitative factors.  We continually monitor the market conditions reported at national, regional, and local levels including those from the FDIC, Case-Schiller, and Realtor Boards. Delinquent residential lot loans decreased to $734,000, or 0.25% of total loans at June 30, 2013, compared to $3.4 million, or 1.14% of total loans at June 30, 2012.  Qualitative factors developed from this analysis along with the incremental changes discussed above resulted in an increase to the provision for the period.
Levels and trends in delinquencies and nonperforming loans have decreased during the year ended June 30, 2013. During the current economic cycle, we have experienced changes in our portfolio with respect to delinquent, nonperforming and impaired loans.  At June 30, 2013 and June 30, 2012, our total delinquent loans, including loans 30 or more days past due, were $10.2 million and $14.2 million, respectively, which included nonperforming loans of $6.2 million and $8.7 million, respectively.  Net charge-offs during the years ended June 30, 2013 and June 30, 2012 were $2.7 million and $2.9 million, respectively.
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
Our nonperforming loans include collateral secured and unsecured loans, which totaled $6.2 million and $8.7 million at June 30, 2013 and 2012, respectively.  At June 30, 2013, our nonperforming loans secured by first mortgage liens consisted of $734,000 in residential land loans and $4.8 million of one-to-four family mortgage loans.
The remainder of our nonperforming loans at June 30, 2013 and 2012 included secured and unsecured credits from our consumer and commercial business loan portfolios, totaling $667,000 and $3.4 million, respectively.
During the year ended June 30, 2013, we recorded a provision for loan losses which was significantly less than the provision for loan losses we recorded for the year ended June 30, 2012. The decreased provision for 2013 was primarily a result of decreased loan delinquencies and loan charge-off amounts.
The allowance for loan losses was $5.1 million or 1.8% of total loans at June 30, 2013 as compared to $7.1 million or 2.4% of total loans outstanding at June 30, 2012.  The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.  Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses based on loan growth, economic conditions, charge-offs and portfolio composition.  For the years ended June 30, 2013 and 2012 the provision for loan losses was $750,000 and $2.7 million, respectively.
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
As of June 30, 2013 and 2012, we had impaired loans of $23.6 million and $23.8 million, respectively.  Included within the impaired loan totals are loans identified as troubled debt restructures.  At June 30, 2013 and 2012, the aggregate amount of troubled debt restructure loans with valuation allowances were $17.5 million and $15.1 million, respectively.

The following table summarizes the distribution of the allowance for loan losses by loan category:

	At June 30,
	2013			2012			2011			2010			2009
	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans
	(Dollars in thousands)
Real estate:
One-to-four family	$73,901	$1,393	26.1%	$82,709	$1,659	28.0%	$97,133	$1,980	29.1%	$112,835	$2,975	27.7%	$114,823	$861	22.9%
Multi-family	38,425	156	13.6	42,032	238	14.2	42,608	88	12.8	45,983	552	11.3	52,661	632	10.5
Commercial	106,859	671	37.7	97,306	578	32.9	105,997	173	31.8	118,492	1,422	29.1	123,902	1,487	24.7
Construction	5,641	356	2.0	6,696	148	2.3	11,650	1,163	3.5	36,812	7,952	9.0	106,163	16,558	21.2
Land loans	5,330	531	1.9	7,062	368	2.4	6,723	191	2.0	7,843	157	1.9	9,211	184	1.8
Total real estate	230,156	3,107	81.2	235,805	2,991	79.8	264,111	3,595	79.2	321,965	13,058	79.1	406,760	19,722	81.2
Consumer:
Home equity	25,835	376	9.1	31,504	681	10.7	35,729	739	10.7	42,446	1,818	10.4	49,028	368	9.8
Credit cards	4,741	283	1.7	5,180	328	1.8	7,101	568	2.1	7,943	477	2.0	8,617	517	1.7
Automobile	1,850	103	0.7	3,342	373	1.1	5,547	675	1.7	8,884	533	2.2	14,016	841	2.8
Other	2,723	55	1.0	2,968	126	1.0	3,595	153	1.1	4,160	250	1.0	5,142	309	1.0
Total consumer	35,149	817	12.4	42,994	1,508	14.6	51,972	2,135	15.6	63,433	3,078	15.6	76,803	2,035	15.3
Commercial business	18,211	1,172	6.4	16,618	2,558	5.6	17,268	1,509	5.2	21,718	652	5.3	17,172	206	3.4
Unallocated	—	51	—	—	—	—	—	—	—	—	—	—	—	2,500	—
Total	$283,516	$5,147	100.0%	$295,417	$7,057	100.0%	$333,351	$7,239	100.0%	$407,116	$16,788	100.0%	$500,735	$24,463	100.0%

Management believes that it uses the best information available to determine the allowance for loan losses.  However, unforeseen market conditions could result in adjustments to the allowance for loan losses and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated:

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Allowance at beginning of period	$7,057	$7,239	$16,788	$24,463	$7,485
Provision for loan losses	750	2,735	8,078	2,615	20,263
Recoveries:
Real estate loans:
One-to-four family	143	498	238	146	3
Multi-family	—	—	—	—	20
Commercial	201	18	5	—	—
Construction	43	271	502	—	—
Land loans	—	—	—	—	—
Total real estate	387	787	745	146	23
Consumer:
Home equity	57	20	9	1	3
Credit cards	51	121	98	55	45
Automobile	23	20	62	95	33
Other	68	22	27	39	—
Total consumer	199	183	196	190	81
Commercial business	37	131	3	—	—
Total recoveries	623	1,101	944	336	104
Charge-offs:
Real estate loans:
One-to-four family	416	1,465	3,003	747	283
Multi-family	—	—	—	—	—
Commercial	—	571	584	31	—
Construction	105	561	8,915	4,970	2,086
Land loans	—	—	—	2,836	—
Total real estate	521	2,597	12,502	8,584	2,369
Consumer:
Home equity	356	337	465	847	222
Credit cards	212	492	591	605	374
Automobile	30	59	55	254	17
Other	633	470	777	336	407
Total consumer	1,231	1,358	1,888	2,042	1,020
Commercial business	1,531	63	4,181	—	—
Total charge-offs	3,283	4,018	18,571	10,626	3,389
Net charge-offs	2,660	2,917	17,627	10,290	3,285
Balance at end of period	$5,147	$7,057	$7,239	$16,788	$24,463
Allowance for loan losses as a percentage of total loans outstanding at the end of the period	1.8%	2.4%	2.2%	4.1%	4.9%
Net charge-offs as a percentage of average total loans outstanding during the period	0.9%	0.9%	4.7%	2.3%	0.6%
Allowance for loan losses as a percentage of nonperforming loans at the end of period	83.6%	80.9%	51.1%	81.3%	40.3%

Our Executive Loan Committee reviews the appropriate level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based on the risk composition of our loan portfolio, delinquency levels, loss experience, economic conditions, bank regulatory examination results, seasoning of the loan portfolios and other factors related to the collectability of the loan portfolio as detailed further in this Form 10-K under Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses.” The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.
Management believes that our allowance for loan losses as of June 30, 2013 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Provision for loan losses	$750	$2,735	$8,078	$2,615	$20,263
Allowance for loan losses	5,147	7,057	7,239	16,788	24,463
Allowance for loan losses as a percentage of total loans outstanding at the end of the period	1.8%	2.4%	2.2%	4.1%	4.9%
Net charge-offs	2,660	2,917	17,627	10,290	3,285
Total of nonaccrual and 90 days past due loans	6,159	8,722	14,169	20,642	60,649
Allowance for loan losses as a percentage of nonperforming loans at end of period	83.6%	80.9%	51.1%	81.3%	40.3%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable	2.2%	3.0%	4.3%	5.1%	12.1%
Total loans	$283,516	$295,417	$333,351	$407,116	$500,735

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
The Investment Committee has the authority and responsibility to administer our investment policy, monitor portfolio strategies, and recommend appropriate changes to policy and strategies to the Board.  On a monthly basis, our management reports to the Board a summary of investment holdings with respective market values, and all purchases and sales of investments.  The Chief Financial Officer has the primary responsibility for the management of the investment portfolio.  The Chief Financial Officer considers various factors when making decisions regarding proposed investments, including the marketability, maturity and tax consequences. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.
The general objectives of the investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.

At June 30, 2013, our investment portfolio consisted principally of mortgage-backed securities, U.S. Government Agency obligations, municipal bonds and mutual funds consisting of mortgage-backed securities.  From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management’s projected demand for funds for loan originations, deposits and other activities.
Mortgage-Backed Securities.  The mortgage-backed securities in our investment portfolio were comprised of Freddie Mac, Fannie Mae and Ginnie Mae mortgage-backed securities.  At June 30, 2013, the amortized cost of mortgage-backed securities held in the available-for-sale category was $47.8 million with a weighted average yield of 1.41%, while the mortgage-backed securities in the held-to-maturity category was $10.2 million with a weighted average yield of 2.57%.
Municipal Bonds.  The tax-exempt and taxable municipal bond portfolios were comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations.   All bonds are rated “A” or better and are from issuers located within the State of Washington. The weighted average yield on the tax exempt bonds (on a tax equivalent basis) was 4.94% at June 30, 2013, and the total amount of our municipal bonds was $1.6 million at that date, of which $1.4 million was available-for-sale and the remaining balance categorized as held-to-maturity.
Federal Home Loan Bank Stock.  As a member of the FHLB of Seattle, we are required to own capital stock in the FHLB of Seattle.  The amount of stock we hold is based on guidelines specified by the FHLB of Seattle.  The redemption of any excess stock we hold is at the discretion of the FHLB of Seattle.  The carrying value of FHLB stock was $6.3 million at June 30, 2013.
Our investment in  FHLB stock is carried at cost, which approximates fair value.  As a member of the FHLB System, we are required to maintain a minimum level of investment in FHLB stock based on specific percentages of our outstanding mortgages, total assets, or FHLB advances.  At both June 30, 2013 and 2012, our minimum investment requirement was approximately $2.9 million.  We were in compliance with the FHLB minimum investment requirement at June 30, 2013 and 2012.  For the year ended June 30, 2013, we did not receive any dividends from the FHLB.
Bank-Owned Life Insurance.  We purchase bank-owned life insurance policies (“BOLI”) to offset future employee benefit costs.  At June 30, 2013, we had a $18.9 million investment in life insurance contracts.  The purchase of BOLI policies, and its increase in cash surrender value, is classified as “Life insurance investment, net of surrender charges” in our Consolidated Statement of Financial Condition.  The income related to the BOLI, which is generated by the increase in the cash surrender value of the policy is recorded within "Other Income" in our Consolidated Statement of Operations. See Item 8. "Financial Statements and Supplementary Data" of this Form 10-K for our Consolidated Financial Statements and specifically the Consolidated Statement of Cash Flow and Consolidated Statement of Operations regarding BOLI.

The following table sets forth the composition of our investment portfolio at the dates indicated.

	At June 30,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale:
Securities:
U.S. Government Agency obligations	$—	$—	$—	$—	$3,000	$3,045
Municipal bonds	1,446	1,456	1,623	1,656	2,355	2,400
Mortgage-backed securities:
FHLMC	20,675	20,415	—	—	—	—
FNMA	25,639	24,971	—	—	—	—
GNMA	1,499	1,466	—	—	—	—
Total available-for-sale	49,259	48,308	48,170	48,717	35,814	38,163
Held-to-maturity:
Securities:
Municipal bonds	135	135	142	142	149	149
Mortgage-backed securities:
FHLMC	4,744	4,754	7,037	7,548	7,438	8,008
FNMA	2,931	3,048	—	—	—	—
GNMA	2,485	2,379	—	—	—	—
Total held-to-maturity	10,295	10,316	7,179	7,690	7,587	8,157
Total securities	$59,554	$58,624	$55,349	$56,407	$43,401	$46,320

The table below sets forth information regarding the amortized cost, weighted average yields and maturities or call dates of Anchor Bank’s investment portfolio at June 30, 2013:

			At June 30, 2013
	At June 30, 2013		One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Mortgage-Backed Securities		Totals
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	MBS Securities Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale:
Securities:
Municipal bonds (1)	$1,446	4.24%	$—	—%	$600	4.17%	$645	5.25%	$201	6.23%	$—	—%	$1,446	4.24%
Mortgage-backed securities:
FHLMC	20,675	1.82	—	—	—	—	—	—	—	—	20,675	1.82	20,675	1.82
FNMA	25,639	1.11	—	—	—	—	—	—	—	—	25,639	1.11	25,639	1.11
GNMA	1,499	0.88	—	—	—	—	—	—	—	—	1,499	0.88	1,499	0.88
Total available-for-sale	49,259		—		600		645		201		47,813		49,259
Held-to-maturity:
Securities:
Municipal bonds (1)	135	6.38	—	—	—	—	—	—	135	6.38	—	—	135	6.38
Mortgage-backed securities:
FHLMC	4,744	2.35	—	—	—	—	—	—	—	—	4,744	2.35	4,744	2.35
FNMA	2,931	3.82	—	—	—	—	—	—	—	—	2,931	3.82	2,931	3.82
GNMA	2,485	1.54	—	—	—	—	—	—	—	—	2,485	1.54	2,485	1.54
Total held-to-maturity	10,295		—		—		—		135		10,160		10,295
Total	$59,554		$—		$600		$645		$336		$57,973		$59,554

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
Our deposit composition reflects a mixture with certificates of deposit accounting for approximately one-half of the total deposits and interest and noninterest-bearing checking, savings and money market accounts comprising the balance of total deposits.  We rely on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits.
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
At June 30, 2013, we had $70.3 million of jumbo ($100,000 or more) retail certificates of deposit.  We also had $8.0 million in public funds, which represented 2.4% of total deposits at June 30, 2013.  Anchor Bank had no brokered deposits at June 30, 2013.
In the unlikely event we are liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to Anchor Bancorp, as the sole shareholder of Anchor Bank.
Deposit Activities.  The following table sets forth our total deposit activities for the periods indicated:

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Beginning balance	$345,798	$339,474	$355,788
Net deposits (withdrawals) before interest credited	(20,736)	1,606	(22,144)
Interest credited	3,522	4,718	5,830
Net increase (decrease) in deposits	(17,214)	6,324	(16,314)
Ending balance	$328,584	$345,798	$339,474

The following table sets forth information concerning our time deposits and other deposits at June 30, 2013:

Weighted Average Interest Rate					Percentage of Total Deposits
				Minimum Balance
	Term	Category	Amount
			(In thousands)
—	N/A	Savings accounts	$36,518	100	(11.1)%
—	N/A	Demand deposit accounts	59,780	10	(18.2)
—	N/A	Money market accounts	82,603	1,000	(25.1)

		Certificates of Deposit
0.10	6 month	Fixed-term, fixed rate	2,284	500	(0.7)
0.32	9-12 month	Fixed-term, fixed rate	13,822	500	(4.2)
0.33	13-16 month	Fixed-term, fixed rate	629	500	(0.2)
0.48	18-20 month	Fixed term-fixed or variable rate	11,462	500	(3.5)
0.62	24 month	Fixed term-fixed or variable rate	20,741	2,000	(6.3)
1.19	30-36 month	Fixed term-fixed or variable rate	7,451	500	(2.3)
1.73	48 month	Fixed term-fixed or variable rate	4,419	500	(1.3)
2.09	60 month	Fixed term-fixed or variable rate	8,683	500	(2.6)
3.26	96 month	Fixed term-fixed or variable rate	70,659	500	(21.5)
0.57	Other	Fixed term-fixed or variable rate	9,533	500	(2.9)
		Total	$149,683		(100.0)%
Time Deposits by Rate.  The following table sets forth our time deposits classified by rates as of the dates indicated:

	At June 30,
	2013	2012	2011
	(In thousands)
0.00 - 0.99%	$57,443	$40,996	$22,996
1.00 - 1.99	19,946	51,994	71,215
2.00 - 2.99	21,169	23,898	26,068
3.00 - 3.99	44,565	46,364	50,615
4.00 - 4.99	6,167	7,555	9,932
5.00 - 5.99	393	391	693
Total	$149,683	$171,198	$181,519

Time Deposit Certificates.  The following table sets forth the amount and maturities of time deposit certificates at June 30, 2013:

	Amount Due
	Within 1 Year	After 1 Year Through 2 Years	After 2 Years Through 3 Years	After 3 Years Through 4 Years	Beyond 4 Years	Total
	(In thousands)
0.00 - 0.99%	$40,134	$14,787	$1,122	$709	$691	$57,443
1.00 - 1.99	8,233	1,727	1,087	2,985	5,914	19,946
2.00 - 2.99	1,123	1,664	2,101	299	15,982	21,169
3.00 - 3.99	881	—	772	5,577	37,335	44,565
4.00 - 4.99	1,110	318	4,211	528	—	6,167
5.00 - 5.99	252	—	141	—	—	393
Total	$51,733	$18,496	$9,434	$10,098	$59,922	$149,683
The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of June 30, 2013.  Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Time Deposit Certificates
Maturity Period
(In thousands)

Three months or less	$8,301
Over three through six months	5,481
Over six through twelve months	9,476
Over twelve months	47,001
Total	$70,259
Deposits.  The following table sets forth the balances of deposits in the various types of accounts we offered at the dates indicated:

	At June 30,
	2013			2012			2011
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total
	(Dollars in thousands)
Savings deposits	$36,518	11.1%	$43	$36,475	10.5%	$4,212	$32,263	9.5%
Demand deposit accounts	59,780	18.2	5,405	54,375	15.7	6,700	47,675	14.0
Money market accounts	82,603	25.1	(1,147)	83,750	24.2	5,733	78,017	23.0
Fixed-rate certificates which mature in the year ending:
Within 1 year	44,522	13.5	(2,298)	46,820	13.5	(5,007)	51,827	15.3
After 1 year, but within 2 years	9,153	2.8	(6,288)	15,441	4.5	2,029	13,412	4.0
After 2 years, but within 5 years	39,413	12.0	18,119	21,294	6.2	5,083	16,211	4.8
Certificates maturing thereafter	40,031	12.2	(16,141)	56,172	16.2	1,186	54,986	16.2
Variable rate certificates	16,564	5.0	(14,907)	31,471	9.1	(13,612)	45,083	13.3
Total	$328,584		$(17,214)	$345,798		$6,324	$339,474

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
As a member of the FHLB of Seattle, we are required to own capital stock in the FHLB of Seattle and are authorized to apply for advances on the security of that stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met.  Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  We also maintain a committed credit facility with the FHLB of Seattle that provides for immediately available advances up to an aggregate of 25% of the prior quarter’s total assets of Anchor Bank. At June 30, 2013, outstanding advances to Anchor Bank from the FHLB of Seattle totaled $64.9 million.
The following tables set forth information regarding FHLB of Seattle advances by us at the end of and during the periods indicated.  The table includes both long- and short-term borrowings.

	Year Ended June 30,
	2013	2012	2011
	(Dollars in thousands)
Maximum amount of borrowing outstanding at any month end:
FHLB advances	$64,900	$74,900	$121,900
Approximate average borrowing outstanding:
FHLB advances	64,900	73,242	104,408
Approximate weighted average rate paid on:
FHLB advances	1.91%	1.87%	2.08%

	At June 30,
	2013	2012	2011
	(Dollars in thousands)
Balance outstanding at end of period:
FHLB advances	$64,900	$64,900	$85,900
Weighted average rate paid on:
FHLB advances	1.91%	1.91%	1.75%

Subsidiaries and Other Activities
Anchor Bank.  Anchor Bank has one wholly-owned subsidiary, Anchor Financial Services, Inc., that is currently inactive.   At June 30, 2013, Anchor Bank’s equity investment in Anchor Financial Services, Inc. was $303,000.
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
Employees
At June 30, 2013, we had 134 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  We consider our employee relations to be good.

Executive Officers.  The following table sets forth information regarding the executive officers of the Company and the Bank:

	Age at June 30, 2013	Position
Name		Company	Bank
Jerald L. Shaw	67	President and Chief Executive Officer	President and Chief Executive Officer
Terri L. Degner	50	Chief Financial Officer	Chief Financial Officer
Gregory H. Schultz	59	Executive Vice President	Executive Vice President and Chief Lending Officer
Biographical Information.  The following is a description of the principal occupation and employment of the executive officers of the Company and the Bank during at least the past five years:
Jerald L. Shaw is the President and Chief Executive Officer of Anchor Bank, positions he has held since July 2006. He has also served in those capacities for Anchor Bancorp since its formation is September 2008. Prior to serving as President and Chief Executive Officer, he served as Chief Operating Officer from 2004 to 2006 and Chief Financial Officer from 1988 to 2002. Prior to that, he served Anchor Bank and its predecessor, Aberdeen Federal Savings and Loan Association, in a variety of capacities since 1976. Prior to that time, Mr. Shaw piloted C-130 aircraft for the U.S. Air Force including numerous combat missions during the Vietnam War. Having performed virtually every position at Anchor Bank, he has extensive knowledge of our operations. He is a distinguished graduate of the School for Executive Development of the U.S. League of Savings Institutions at the University of Washington. Mr. Shaw is also a graduate of the Asset Liability Management School of America's Community Bankers, and many other educational programs. He is a member of the Board of Trustees for the Thurston County Chamber of Commerce, as well as South Sound YMCA. Mr. Shaw also holds a position on the Board of Washington Banker's Association.
Terri L. Degner is the Executive Vice President, Chief Financial Officer and Treasurer of Anchor Bank, positions she has held since 2004.  She has also served in those capacities for Anchor Bancorp since its formation in September 2008.  Prior to serving as Executive Vice President, Chief Financial Officer and Treasurer, Ms. Degner has served Anchor Bank in a variety of capacities since 1990, including as Senior Vice President and Controller from 1994 to 2004.  Ms. Degner has been in banking since high school.  She has worked in multiple lending positions in various size institutions.  Since 1990, she has held a variety of positions in the finance area of Anchor Bank.  Ms. Degner demonstrated her determination to succeed when she worked full time in Anchor’s Accounting Department and commuted 60 miles to evening classes at St. Martin’s College where she received her Bachelor’s Degree in Accounting.  At the same time she worked full days and met all expectations for performance.  In 2000, she graduated from the Pacific Coast Banking School at the University of Washington in the top 10% of her class and her thesis was published in the University’s library.  She has become the management expert on issues ranging from information technology to asset-liability management.  Ms. Degner also serves on the board of directors and finance committee of NeighborWorks of Grays Harbor, sits on the St. Martins University Accounting Advisory Committee and is on the Executive Committee of the Providence St. Peter Foundation Christmas Forest.
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
How We Are Regulated
The following is a brief description of certain laws and regulations applicable to Anchor Bancorp and Anchor Bank. Descriptions of laws and regulations here and elsewhere in this report do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress or the Washington State Legislature that may affect the operations of Anchor Bancorp and Anchor Bank.  In addition, the regulations governing us may be amended from time to time by our regulators, the FDIC, DFI, Federal Reserve and the Consumer Financial Protection Bureau ("CFPB").  Any such legislation or regulatory changes in the future could adversely affect us.  We cannot predict whether any such changes may occur.
Regulatory Impact of the Dodd-Frank Act. The following summarizes significant aspects of the Dodd-Frank Act that may materially affect the operations and condition of Anchor Bank and Anchor Bancorp.

•
Centralize responsibility for consumer financial protection in the CFPB, which has broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts.  Smaller financial institutions, including the Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to their compliance with the federal consumer financial protection laws.

•	Require new capital rules and apply the same leverage and risk-based capital requirements that apply to insured depository institutions.

•
Require the federal banking regulators to make their capital requirements counter cyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Provide for new disclosure and other requirements relating to executive compensation and corporate governance.

•	Make permanent the $250,000 limit for federal deposit insurance.

•
Repeal the prohibition on the payment of interest on demand deposits and eliminate the unlimited federal deposit insurance for non interest-bearing demand transaction accounts effective January 1, 2013.

•
Require all depository institution holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

•
Change the deposit insurance assessment base for FDIC insurance to the depository institution's total average assets minus the sum of its average tangible equity during the assessment period, rather the level of deposits.

•
Increase the minimum reserve ratio of the FDIC deposit insurance fund to 1.35% of estimated annual insured deposits or assessment base. However, the FDIC is directed to "offset the effect" of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10.0 billion.

Many aspects of the Dodd-Frank Act are subject to rulemaking by the federal banking agencies, which has not been completed and will not take effect for some time, making it difficult to anticipate the overall financial impact of the Dodd-Frank Act on the Corporation, the Bank and the financial services industry more generally.

Regulation and Supervision of Anchor Bank
General. Anchor Bank, as a state-chartered savings bank, is subject to applicable provisions of Washington law and to regulations and examinations of the DFI. As an insured institution, it also is subject to examination and regulation by the FDIC, which insures the deposits of Anchor Bank to the maximum permitted by law. During these state or federal regulatory examinations, the examiners may require Anchor Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. This regulation of Anchor Bank is intended for the protection of depositors and the Deposit Insurance Fund ("DIF") of the FDIC and not for the purpose of protecting shareholders of Anchor Bank or Anchor Bancorp. Anchor Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to Anchor Bancorp. See "- Regulatory Capital Requirements" and "- Limitations on Dividends and Stock Repurchases."
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
Insurance of Accounts and Regulation by the FDIC. The DIF of the FDIC insures deposit accounts in Anchor Bank up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended June 30, 2013, were $651,000.  Those premiums have increased in recent years due to recent strains on the FDIC deposit insurance fund as a result of the cost of large bank failures and increases in the number of troubled banks. Management is not aware of any existing circumstances which would result in termination of Anchor Bank's deposit insurance.
As required by the Dodd-Frank Act, the FDIC adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution's total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion is assigned one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. A range of initial base assessment rates apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to nine basis points for Risk Category I, nine to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.
The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion for the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not yet announced how it will implement this offset.  In addition to the statutory minimum ratio the FDIC must designate a reserve ratio, known as the designated reserve ratio (“DRR”), which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.  This payment is established quarterly and during the year ending March 31, 2013 averaged 8.20 basis points (annualized) of assessable assets. The Financing Corporation was chartered in 1987 by the Federal Home Loan Bank Board solely for the purpose of functioning as a vehicle for the recapitalization of the deposit insurance system.
As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF.  The FDIC also has the authority to take enforcement actions against banks and savings associations.
A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  There can be no prediction as to what changes in insurance assessment rates may be made in the future.
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
At June 30, 2013, Anchor Bank was categorized as well capitalized.
Capital Requirements. On July 2, 2013, the Federal Reserve approved a final rule (“Final Rules”) to establish a new comprehensive regulatory capital framework for all U.S. financial institutions and their holding companies. On July 9, the Final Rule was approved as an interim final rule by the FDIC. The Final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act, which is discussed below in the section entitled “-New Capital Rules.” The following is a discussion of the capital requirements Anchor Bank was subject to as of June 30, 2013.
Anchor Bank is required by FDIC regulations to maintain specified levels of regulatory capital under regulation of the FDIC consisting of core (Tier 1) capital and supplementary (Tier 2) capital. Tier 1 capital generally includes common shareholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.
At June 30, 2013, the FDIC measured an institution’s capital using a leverage limit together with certain risk-based ratios.  The FDIC’s minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets.  Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets.  At June 30, 2013, Anchor Bank had a Tier 1 leverage capital ratio of 11.4%.  The FDIC retains the right to require a particular institution to maintain a higher capital level based on its particular risk profile.
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
The DFI requires that net worth equal at least five percent of total assets.  At June 30, 2013, Anchor Bank had Tier 1 risk-based capital of 16.7%.
The table below sets forth Anchor Bank’s capital position under the prompt corrective action regulations of the FDIC at June 30, 2013 and 2012 and the requirements pursuant to the Order, which the Bank was subject to until September 5, 2012, at which time it became subject to the Supervisory Directive. The Bank’s Tier 1 leverage capital ratio was 11.4% at June 30, 2013, which exceeded the requirements of the Supervisory Directive of 10%.

	At June 30,
	2013		2012
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank equity capital under GAAP	$52,368		$54,024

Total risk-based capital	$56,289	18.0%	$56,143	18.2%
Total risk-based capital requirement	25,060	8.0	24,634	8.0
Excess	$31,229	10.0%	$31,509	10.2%

Tier 1 risk-based capital	$52,450	16.7%	$52,254	17.0%
Tier 1 risk-based capital requirement	12,530	4.0	12,317	4.0
Excess	$39,920	12.7%	$39,937	13.0%

Tier 1 leverage capital	$52,450	11.4%	$52,254	10.9%
Tier 1 leverage capital requirement	18,358	4.0	19,094	4.0
Excess	$34,092	7.4%	$33,160	6.9%
Pursuant to minimum capital requirements of the FDIC, Anchor Bank is required to maintain a leverage ratio (capital to assets ratio) of 4% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively.  The Order required Anchor Bank to maintain Tier 1 capital and total risk-based capital ratios at a minimum of 10% and 12%, respectively.  The Supervisory Directive requires Anchor Bank to maintain a Tier 1 capital ratio of at least 10%) As of June 30, 2013 and 2012, the Bank was classified as a “well capitalized” institution under the criteria established by the FDIC.
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
New Capital Rules. The Final Rules approved by the Federal Reserve and subsequently approved as an interim final rule by the FDIC substantially amends the regulatory risk-based capital rules applicable to Anchor Bancorp and Anchor Bank.
Effective in 2015 (with some changes generally transitioned into full effectiveness over two to four years), the Bank will be subject to new capital requirements adopted by the FDIC. These new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weights of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.
When these new requirements become effective in 2015, the Bank's leverage ratio of 4% of adjusted total assets and total capital ratio of 8% of risk-weighted assets will remain the same; however, the Tier 1 capital ratio requirement will increase from 4.0% to

6.5% of risk-weighted assets. In addition, the Bank will have to meet the new CET1 capital ratio of 4.5% of risk-weighted assets, with CET1 consisting of qualifying Tier 1 capital less all capital components that are not considered common equity.
For all of these capital requirements, there are a number of changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.
Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be deducted from capital, subject to a two-year transition period. In addition, Tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a two-year transition period. Because of its asset size, the Bank has the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of accumulated other comprehensive income in its capital calculations. The Bank is considering whether to take advantage of this opt-out to reduce the impact of market volatility on its regulatory capital levels.
The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (0% to 600%) for equity exposures.
In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% in January 2019.
The FDIC's prompt corrective action standards will change when these new capital ratios become effective. Under the new standards, in order to be considered well-capitalized, the Bank would have to have a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged). Anchor Bank has conducted a pro forma analysis of the application of these new capital requirements as of June 30, 2013. We have determined that Anchor Bank meets all these new requirements, including the full 2.5% capital conservation buffer, and remains well-capitalized, if these new requirements had been effect on that date. Anchor Bancorp has also conducted a pro forma analysis of the application of these new capital requirements as of June 30, 2013. We have determined that Anchor Bancorp meets all these new requirements, including the full 2.5% capital conservation buffer, and remains well-capitalized, if these new requirements had been in effect on that date.
The application of these more stringent capital requirements could, among other things, result in lower returns on invested capital, over time require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Any additional changes in our regulation and oversight, in the form of new laws, rules and regulations could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.
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
As a member, Anchor Bank is required to purchase and maintain stock in the FHLB of Seattle.  At June 30, 2013, Anchor Bank had $6.3 million in FHLB stock, which was in compliance with this requirement.  Anchor Bank did not receive any dividends from the FHLB of Seattle for the year ended June 30, 2013. Subsequent to December 31, 2008, the FHLB of Seattle announced that it was below its regulatory risk-based capital requirement and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. In September 2012, the FHLB announced that the FHFA considered the FHLB to be adequately capitalized. The FHLB also announced that it had been granted authority to repurchase up to $25 million of excess capital stock per quarter, provided they receive a non-objection from the FHFA. As of June 30, 2013, the FHLB had repurchased $231,700 of its stock, at par, from Anchor Bank. The FHLB announced July 22, 2013 that, based on second quarter 2013 financial results, their Board of Directors had declared a $0.025 per share cash dividend. It is the first dividend in a number of years and represents a significant milestone in FHLB's return to normal operations.
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
Real Estate Lending Standards. FDIC regulations require Anchor Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans.  These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements.  Anchor Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions.  Anchor Bank’s Board of Directors is required to review and approve Anchor Bank’s standards at least annually.  The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans.  Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multifamily or other non-one-to-four-family properties should not exceed 30% of total capital.  Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Anchor Bank’s records and reported at least quarterly to Anchor Bank’s Board of Directors.  Anchor Bank is in compliance with the record and reporting requirements.  As of June 30, 2013, Anchor Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were 11.97% and Anchor Bank’s loans on commercial, agricultural, multifamily or other non-one-to-four-family properties in excess of  the supervisory loan-to-value ratios were 5.25%.  Based on strong risk management practices, Anchor Bank has consistently operated above the aggregate 100% of capital guideline limit since these standards were imposed.
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
Federal Reserve System.  The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank.  As of June 30, 2013, Anchor Bank’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.
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
Community Reinvestment Act and Consumer Protection Laws.  Anchor Bank is subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods.  The regulatory agency’s assessment of the bank’s record is made available to the public.  Further, a bank’s CRA performance must be considered in connection with a bank’s application to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.  Anchor Bank received a “satisfactory” rating during its most recent examination.
In connection with its deposit-taking, lending and other activities, the Bank is subject to a number of federal laws designed to protect consumers and promote lending to various sectors of the economy and population. The CFPB issues regulations and standards under these federal consumer protection laws, which include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act. Through its rulemaking authority, the CFPB has promulgated several proposed and final regulations under these laws that will affect our consumer businesses. Among these regulatory initiatives, are final regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and establishing new mortgage loan servicing and loan originator compensation standards. The Bank is evaluating these recent CFPB regulations and proposals and devotes substantial compliance, legal and operational business resources to ensure compliance with these consumer protection standards. In addition, the FDIC has enacted customer privacy regulations that limit the ability of the Bank to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.
Bank Secrecy Act/Anti-Money Laundering Laws. The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the

USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.
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
The amount of dividends actually paid during any one period is strongly affected by Anchor Bank’s policy of maintaining a strong capital position.  Federal law further provides that no insured depository institution may pay a cash dividend if it would cause the institution to be “undercapitalized,” as defined in the prompt corrective action regulations.  Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice. In addition, as noted above, beginning in 2016, if the Bank does not have the required capital conservation buffer, its ability to pay dividends to the Company would be limited, which may limit the ability of the Company to pay dividends to its shareholders.
Under the Supervisory Directive, Anchor Bank is not able to pay dividends to Anchor Bancorp without the prior approval of the DFI and the FDIC and we do not expect to be permitted to pay dividends as long as the Supervisory Directive remains in effect. In addition, we are restricted by the FDIC from making any distributions to shareholders that represent a return of capital without the written non-objection of the FDIC Regional Director and the DFI.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations that Anchor Bancorp will become subject to and that are discussed above under “- Regulation and Supervision of Anchor Bank - New Capital Rules.” In addition, among other changes, the Dodd-Frank Act requires public companies, such as Anchor Bancorp, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.
Sarbanes-Oxley Act of 2002.  As a public company, Anchor Bancorp is subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing.  The Sarbanes-Oxley Act was enacted in 2002 in response to public concerns regarding corporate accountability in connection with various accounting scandals.  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.
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
Regulatory Capital Requirements.  Anchor Bancorp is subject to the new capital regulations reflected in the Final Rule and discussed above under “- Regulation and Supervision of Anchor Bank - New Capital Rules.” In addition, under the Dodd-Frank Act, the federal banking regulators require any company that controls an FDIC-insured depository institution, such as Anchor Bank, to serve as a source of strength for the institution, with the ability to provide financial assistance if the institution suffers financial distress.
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
Oregon Taxation
The Company files income tax returns in Oregon state and within local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2009.

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
Primarily because of its increased level of nonperforming assets, on August 12, 2009, Anchor Bank became subject to the Order, issued with its consent, by the FDIC and DFI because they had reason to believe that Anchor Bank had engaged in unsafe and unsound banking practices and violations of law and/or regulations.  The Order was terminated on September 5, 2012 as a result of the steps Anchor Bank took in complying with the Order and reducing its level of classified assets, augmenting management and improving the overall condition of Anchor Bank. In place of the Order, Anchor Bank entered into a Supervisory Directive with the DFI. The Supervisory Directive contains provisions concerning (i) the management and directors of Anchor Bank; (ii) restrictions on paying dividends; (iii) reductions of classified assets; (iv) maintaining  Tier 1 capital in an amount equal to or exceeding 10% of Anchor Bank's total assets; (v) policies concerning the allowance for loan and lease losses ("ALLL"); and (vi) requirements to furnish a revised three-year business plan to improve Anchor Bank's profitability and progress reports to the FDIC and DFI. The Supervisory Directive will remain in effect until modified or terminated by the FDIC and DFI.
Management has been taking action and implementing programs to comply with the requirements of the Supervisory Directive.  Compliance with the Supervisory Directive, however, is subject to a determination by the DFI.  The DFI may determine, in its sole discretion, that we have not addressed the issues raised by the Supervisory Directive satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions taken by it.  Such enforcement actions could involve penalties or limitations on our business and negatively affect our ability to implement our business plan, the value of our common stock as well as our financial condition and results of operations.
The current weak economic conditions in the market areas we serve may continue to adversely impact our earnings and could increase the credit risk associated with our loan portfolio.
Substantially all of our loans are to businesses and individuals in the states of Washington and Oregon.  A continuing decline in the economies of the five counties in which we operate, which we consider to be our primary market areas, as well as the Portland, Oregon metropolitan area where we have had lending activities prior to 2007, could have a material adverse effect on our business, financial condition, results of operations and prospects.  In particular, in the current economic downturn, Washington and Oregon have experienced substantial home price declines and increased foreclosures and have experienced above average unemployment rates.
Continued weakness or a further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;

•	the slowing of sales of foreclosed assets;

•	demand for our products and services may decline, possibly resulting in a decrease in our total loans or assets;

•
collateral for loans made may decline further in value, exposing us to increased risk of loss on existing loans, reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans; and

•	the amount of our low-cost or noninterest bearing deposits may decrease and the composition of our deposits may be adversely affected.

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which could have adverse effect on our results of operations.

The ongoing debate in Congress regarding the national debt ceiling and federal budget deficit and concerns over the United States' credit rating (which was downgraded by Standard & Poor's), the European sovereign debt crisis, the overall weakness in the economy and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and uncertainty for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.
Our business may be adversely affected by credit risk associated with residential property.
At June 30, 2013, $73.9 million, or 26.1% of our total loan portfolio, was secured by one-to-four single-family real property. This type of lending is generally sensitive to regional and local economic conditions that  significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Washington housing market has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans reflected in our recent charge-off experience on these loans. These declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.
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
In addition to residential mortgage loans, we originate construction and land loans, commercial and multi-family mortgage loans, commercial business loans, and consumer loans primarily within our market areas.  At June 30, 2013, we had $209.6 million outstanding in non-residential loans.  For the year ended June 30, 2013, loans delinquent 30 days or more, including nonperforming loans, were $10.2 million, and delinquent loans represented 3.6% of total loans. Many of these loans are perceived to have greater credit risk than residential real estate loans for a number of reasons, including those described below:
Construction and Land Loans. Since 2008, and as was required by the Order, we significantly decreased our origination of construction and land acquisition and development loans. At June 30, 2013, we had $10.9 million or 3.9% of total loans in construction and land loans.  Included in this amount are $5.3 million of land loans to individuals at June 30, 2013. There were no land acquisition and development loans outstanding at June 30, 2013.
Construction and land lending includes the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project.  If the estimate of construction cost proves to be inaccurate, we may advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  In addition, speculative construction loans to a builder are for homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction as well as lot loans made to individuals for the future construction of a residence also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly affected by supply and demand conditions.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to independently repay principal and interest.  At June 30, 2013, $589,000 of our construction loans were to a builder for speculative residential construction.  Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of origination. At June 30, 2013, $734,000 or 11.9% of our total construction and land loans were nonperforming.
Commercial and Multi-family Mortgage Loans.  These loans typically involve higher principal amounts than other types of loans. Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  This risk is exacerbated in this current environment.  At June 30, 2013, we had $145.3 million or 51.2% of total loans in commercial and multi-family mortgage loans, none of which were nonperforming.
Commercial Business Loans. At June 30, 2013, we had $18.2 million or 6.4% of total loans in commercial business loans, however, we are currently planning on expanding our commercial business lending, subject to market conditions.  Commercial business  lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrower's cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible, inventories may be obsolete or of limited use, and other collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower.  At June 30, 2013, nonperforming commercial business loans totaled $219,000.
Consumer Loans.  We make secured and unsecured consumer loans.  Our secured consumer loans are collateralized with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.   At June 30, 2013, we had $35.1 million or 12.4% of total loans in consumer loans of which $448,000 were nonperforming.  Of this amount, $25.8 million were in home equity loans, some of which are loans in amounts for up to 100% of collateral value.  For more information about the credit risk, we face with respect to these types of loans, see “Our business may be adversely affected by credit risk associated with residential property.”

Our loan portfolio possesses increased risk as the result of subprime loans.
As of June 30, 2013, we held in our loan portfolio $6.5 million in one-to-four family mortgage loans ($3.4 million of which were fixed rate), $228,000 of automobile loans (all of which were fixed rate), $2.9 million of home equity loans (of which $2.1 million were fixed rate) and $165,000 of other types of consumer loans (all of which were fixed rate), which are considered “subprime” by federal banking regulators.  The aggregate amount of loans considered subprime at June 30, 2013 was $9.8 million or 3.5% of our total loan portfolio. In exchange for the additional lender risk associated with these loans, these borrowers generally are required to pay a higher interest rate, and depending on the severity of the credit history, a lower loan-to-value ratio may be required than for a conforming loan borrower. At the time of loan origination, our subprime borrowers had an average Fair Isaac and Company, Incorporated, or FICO, credit score of 624 and a weighted average loan-to-value ratio of 69%, which may be significantly understated if current market values are used. A FICO score is a principal measure of credit quality and is one of the significant criteria we rely upon in our underwriting. Generally, a FICO score higher than 660 indicates the borrower has an acceptable credit reputation. At June 30, 2013, $1.4 million of our subprime loans were categorized as nonperforming assets and $348,000 of these loans were categorized as nonaccrual. Subprime loans are generally considered to have an increased risk of delinquency and foreclosure than do conforming loans, especially when adjustable rate loans adjust to a higher interest rate.  We had not experienced such increased delinquencies or foreclosures at June 30, 2013, however, our subprime loan portfolio will be adversely affected in the event of a further downturn in regional or national economic conditions. In addition, we may not recover funds in an amount equal to any remaining loan balance. Consequently, we could sustain loan losses and potentially incur a higher provision for loan loss expense.
Our concentration in non-owner occupied residential real estate loans may expose us to increased credit risk.
At June 30, 2013, $21.3 million, or 29.7% of our residential mortgage loan portfolio and 7.6% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At June 30, 2013, we had 16 non-owner occupied residential loan relationships, with aggregate outstanding balances of $13.3 million, of which four loan relationships had an aggregate outstanding balance over $500,000. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan. At June 30, 2013, all of our non-owner occupied residential mortgage loans complied with their loan repayment terms, except for 13 loans which totaled $4.8 million at that date.
The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.
The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending.  Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial  real estate related entities, represent 300% or more of total capital.  The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.  Our total of incoming producing or non-owner occupied commercial real estate loans were $124.3 million or 220.8% of total capital at June 30, 2013 compared to $126.9 million or 225.9% of total capital at June 30, 2012.  While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

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
We maintain an allowance for loan losses, which we believe is an appropriate reserve to provide for probable losses in our loan portfolio.  The allowance is funded by provisions for loan losses charged to expense.  The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience, certain macroeconomic factors, and management's expectations of future events;

•	our specific reserve, based on our evaluation of nonperforming loans and their underlying collateral; and

•	an unallocated reserve to provide for other credit losses inherent in our portfolio that may not have been contemplated in the other loss factors.
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
For the fiscal year ended June 30, 2013, we recorded a provision for loan losses of $750,000 compared to $2.7 million for the year ended June 30, 2012.  We also recorded net loan charge-offs of $2.7 million for the year ended June 30, 2013 compared to $2.9 million for the comparable period in 2012.  Despite the decrease from the prior year, we are still experiencing elevated levels of loan delinquencies and credit losses by historical standards.
If current weak conditions in the housing and real estate markets continue, we expect that we will continue to experience further delinquencies and credit losses until general economic conditions improve further.  As a result, we could be required to make further increases in our provision for loan losses to increase our allowance for loan losses.  Our allowance for loan losses was 1.8% of total loans held for investment and 83.6% of nonperforming loans at June 30, 2013. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.
In addition, Western Washington and the Portland, Oregon metropolitan area, where substantially all of the real and personal property securing our loans is located, is an earthquake-prone region.  A major earthquake could result in our significantly increasing our allowance for loan losses resulting in material losses to us, although we have not experienced any losses in the past ten years as a result of earthquake damage to collateral securing loans. See Item 1., “Business – Natural Disasters.
If our nonperforming assets increase, our earnings will be adversely affected.
At June 30, 2013, our nonperforming assets which consist of nonaccruing loans and real estate owned, were $12.4 million, or 2.7% of total assets.  Our nonperforming assets adversely affect our net income in various ways:

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
We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property taken in as real estate owned and at certain other times during the asset's holding period.  Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (“fair value”). A charge-off is recorded for any excess in the asset's NBV over its fair value.  If our valuation process is incorrect, the fair value of the investments in real estate may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations.
In addition, bank regulators periodically review our real estate owned and may require us to recognize further charge-offs.  Any increase in our charge-offs, as required by the bank regulators, may have a material adverse effect on our financial condition and results of operations.
Fluctuating interest rates can adversely affect our profitability.
Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. Changes in interest rates also can affect: (1) our ability to originate and/or sell loans; (2) the fair value of our financial assets and liabilities, which could negatively impact shareholders' equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; (4) the ability of our borrowers to repay adjustable or variable rate loans; and (5) the average duration of our mortgage backed securities portfolio and other interest-earning assets.
If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term certificates of deposit and other deposits yielding no or a relatively low rate of interest. At June 30, 2013, we had $51.7 million in certificates of deposit that mature within one year and $39.7 million in non-interest bearing demand deposits. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, a substantial amount of our mortgage loans and home equity loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing, could have an adverse effect on our results of operations as a result of substantially reduced asset yields.
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
Historically low interest rates may adversely affect our net interest income and profitability.
During the last four years it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, yields on securities we have purchased, and market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest-earning assets has decreased during the recent low interest rate environment. As a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, which has contributed to increases in net interest income in the short term. However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. How long the Federal Reserve will maintain low interest rates in the future is unknown. So long as a low interest rate environment is maintained, our net interest income may decrease, which may have an adverse effect on our profitability. For information with respect to changes in interest rates, see "Fluctuating interest rates can adversely affect our profitability.”
Decreases in noninterest income could adversely affect our ability to return to profitability and, if we cannot generate and increase our income, our stock price may be adversely affected.
Our net interest income has decreased steadily in recent years. We also face significant challenges that will hinder our ability to generate competitive returns. Our most significant challenge has been our low interest rate spread and margin during recent periods. As a result, we have become even more reliant on our noninterest income, including from time to time significant gains on sales of investments in order to increase noninterest income.  These gains on sales of investments are subject to market and other risks and cannot be relied upon.  During the years ended June 30, 2013 and 2012, net interest income before provision for loan losses was less than noninterest expense by $4.4 million and $5.7 million, respectively. While we have identified various strategic initiatives that we will pursue in our efforts to overcome these  challenges and improve earnings, our strategic initiatives may not succeed in generating and increasing income. If we are unable to generate or increase income, our stock price may be adversely affected.
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
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, and growth prospects.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the Federal Home Loan Bank of Seattle (“FHLB”) and other borrowings to fund our operations.  At June 30, 2013, we had $64.9 million of FHLB advances outstanding with an additional $14.3 million of available borrowing capacity.  Additionally we have $1.1 million available with the Federal Reserve. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington or Oregon markets where our loans are concentrated, or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry.
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

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operations.
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
The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.
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
The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Financial institutions such as Anchor Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators, but are subject to the rules of the Consumer Financial Protection Bureau.
In June 2012, the Federal Reserve approved final rules and the FDIC subsequently interim final rules that substantially amend the regulatory risk-based capital rules applicable to us. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.
The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.
On July 2, 2013, the Federal Reserve approved a final rule ("Final Rule") to establish a new comprehensive regulatory capital framework for all US banking organizations. On July 9, 2013, the Final Rule was approved as an interim final rule by the FDIC. These new requirements establish the following minimum capital ratios: (1) a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and 94) a leverage ratio of 4.0%. In addition, there is a new requirement to maintain a capital conservation buffer, comprised of CET1 capital, in an amount greater than 2.5% of risk-weighted assets over the minimum capital required by each of the minimum risk-based capital ratios in order to avoid limitations on the organization's ability to pay dividends, repurchase shares or pay discretionary bonuses. The capital conservation buffer requirement will be phased in, beginning January 1, 2016, requiring during 2016 a buffer amount greater than 0.625% in order to avoid these limitations, and increasing the amount each year until beginning January 1, 2019, the buffer amount must be greater than 2.5% in order to avoid the limitation.
The new regulations also change what qualifies as capital for purposes of meeting these various capital requirements, as well as the risk-weighted of certain assets for purposes of the risk-based capital ratios.

Under the new regulations, in order to be considered well-capitalized for prompt corrective action purposes, the Bank will be required to maintain the following ratios: (1) a CET1     ratio of at least 6.5% of risk-weighted assets; (2) a Tier 1 capital ratio of at least 8.0% of risk-weighted assets; (3) a total capital ratio of a least 10.0% of risk-weighted assets; and (4) a leverage ratio of at least 5.0%. Anchor Bank has conducted a pro forma analysis of the application of these new capital requirements as of June 30, 2013. We have determined that Anchor Bank meets all these new requirements, including the full 2.5% capital conservation buffer, and remains well-capitalized, if these new requirements had been effect on that date. Anchor Bancorp has also conducted a pro forma analysis of the application of these new capital requirements as of June 30, 2013. We have determined that Anchor Bancorp meets all these new requirements, including the full 2.5% capital conservation buffer, and remains well-capitalized, if these new requirements had been effect on that date.

The application of these more stringent capital requirements could, among other things, result in lower returns on invested capital, over time require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Any additional changes in our regulation and oversight, in the form of new laws, rules and regulations could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.
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
At June 30, 2013, we owned $6.3 million in FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the FHLB's Capital Plan. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per applicable accounting standards. The FHLB has announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency, its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. In September 2012, the FHLB announced that the FHFA now considers the FHLB to be adequately capitalized. The FHLB also announced that it had been granted authority to repurchase up to $25 million of excess capital stock per quarter, provided they receive a non-objection from the FHFA. As of June 30, 2013, the FHLB had repurchased $ 231,700 of its stock, at par, from Anchor Bank. The FHLB announced July 22, 2013 that, based on second quarter 2013 financial results, their Board of Directors had declared a $0.025 per share cash dividend. It is the first dividend in a number of years and represents a significant milestone in FHLB's return to normal operations. As a result, we have not recorded an impairment on our investment in FHLB stock.  Deterioration in the FHLB's financial position may, however, result in future impairment in the value of those securities.  We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.
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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

At June 30, 2013, we had one administrative office, 11 full service banking offices and two loan centers of which 11 locations are owned and three locations are leased.  At June 30, 2013, the net book value of our investment in premises, equipment and leaseholds was $11.4 million.  The net book value of our data processing and computer equipment at June 30, 2013 was $327,000.

The following table provides a list of our main and branch offices and indicates whether the properties are owned or leased:

Location	Leased or Owned	Lease Expiration Date	Square Footage	Net Book Value at June 30, 2013
				(In thousands)
ADMINISTRATIVE OFFICE
100 West First Aberdeen, Washington 98520	Owned	—	7,410	$2,100

BRANCH OFFICES:

Aberdeen (1) (2) 120 N. Broadway Aberdeen, Washington 98520	Owned	—	17,550	1,244

Centralia (2) 604 S. Tower Centralia, Washington 98531	Owned	—	3,000	633

Elma (2) 216 S. Third Street Elma, Washington 98541	Owned	—	2,252	264

Hoquiam 701 Simpson Avenue Hoquiam, Washington 98550	Leased	6/30/2014	550	3

Lacey (4) 601 Woodland Square Loop SE Lacey, Washington 98503	Owned	—	13,505	1,900

Montesano 301 Pioneer Avenue East Montesano, Washington 98563	Owned	—	2,125	2,869

Ocean Shores (2) 795 Pt. Brown Avenue NW Ocean Shores, Washington 98569	Owned	—	2,550	604

Olympia (2) 2610 Harrison Avenue West Olympia, Washington 98502	Owned	—	1,882	446
(table continued on following page)

Location	Leased or Owned	Lease Expiration Date	Square Footage	Net Book Value at June 30, 2013
Puyallup (3) 16502 Meridian Avenue E, Suite B Puyallup, Washington 98375	Leased	1/31/2015	982	83

Shelton (3) 100 E. Wallace Kneeland Boulevard Shelton, Washington 98584	Leased	5/31/2018	673	4

Westport (2) 915 N. Montesano Westport, Washington 98595	Owned	—	3,850	1,009

LOAN OFFICES:

Aberdeen 211 E. Market Street Aberdeen, Washington 98520	Owned	—	12,825	13

Aberdeen 215 E. Market Street Aberdeen, Washington 98520	Owned	—	12,000	186
________

(1)	Includes our home branch.

(2)	Drive-up ATM available.

(3)	Wal-Mart locations.

(4)	Includes space leased.

Item 3. Legal Proceedings

The Company or Anchor Bank from time to time is involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management, would have material adverse effect on our consolidated financial position, results of operation, or liquidity.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on The Nasdaq Stock Market LLC’s Global Market, under the symbol “ANCB.”  As of June 30, 2013, there were 2,550,000 shares of common stock issued and outstanding and we had approximately 293 shareholders of record, excluding persons or entities who hold stock in nominee or “street name” accounts with brokers.  The Company has not paid any dividends to shareholders since its formation.
Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company's total liabilities would exceed its total assets. The principal source of funds for the Company is dividend payments from the Bank. According to Washington law, Anchor Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI.  Dividends on Anchor Bank's capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of Anchor Bank, without the approval of the Director of the DFI. Under the Supervisory Directive, Anchor Bank is not able to pay dividends to Anchor Bancorp without the prior approval of the DFI and the FDIC and we do not expect to be permitted to pay dividends as long as the Supervisory Directive remains in effect. In addition, we are restricted by the FDIC from making any distributions to stockholders that represent a return of capital without the written non-objection of the FDIC Regional Director. See Item 1A, “Risk Factors - We are subject to increased regulatory scrutiny and are subject to certain business limitations. Further, we may be subject to more severe future regulatory enforcement actions if our financial condition or performance weakens.”
Stock Repurchases.  The Company had no stock repurchases of its outstanding common stock during the fourth quarter of the year ended June 30, 2013.
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

	Period Ending
Index	01/26/11	06/30/11	12/31/11	06/30/12	12/31/12	06/30/13
Anchor Bancorp	$100.00	$92.00	$62.00	$103.40	$142.00	$167.70
NASDAQ Composite	100.00	101.67	96.05	108.85	113.09	128.27
SNL Thrift Index	100.00	94.32	85.43	92.20	103.91	116.40
Source: SNL Financial LC, Charlottesville, VA

Item 6. Selected Financial Data
The following table sets forth certain information concerning our consolidated financial position and results of operations at and for the dates indicated and have been derived from our audited consolidated financial statements.  The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. "Financial Statements and Supplementary Data.”

	At June 30,
	2013	2012	2011	2010	2009
FINANCIAL CONDITION DATA:	(In thousands)
Total assets	$452,179	$470,815	$488,935	$544,829	$652,435
Securities	1,591	1,798	5,594	6,737	9,337
Mortgage-backed securities	57,012	54,098	40,156	52,077	70,530
Loans receivable, net (1)	277,454	287,755	325,464	389,411	474,957
Deposits	328,584	345,798	339,474	355,788	471,713
FHLB advances	64,900	64,900	85,900	136,900	129,500
Total equity	52,368	54,024	57,452	44,670	42,914

	Year Ended June 30,
OPERATING DATA:	2013	2012	2011	2010	2009
	(In thousands)
Total interest income	$19,727	$22,464	$25,969	$32,503	$37,050
Total interest expense	4,764	6,090	8,002	14,650	20,748
Net interest income before provision for loan losses	14,963	16,374	17,967	17,853	16,302
Provision for loan losses	750	2,735	8,078	2,615	20,263
Net interest income (loss) after provision for loan losses	14,213	13,639	9,889	15,238	(3,961)
Noninterest income	4,924	6,674	5,752	6,807	5,777
Noninterest expense	19,392	22,025	24,461	24,583	24,992
Income (loss) before provision (benefit) for income tax	(255)	(1,712)	(8,820)	(2,538)	(23,176)
Total benefit for income tax	—	—	—	(2,958)	(2,923)
Net income (loss)	$(255)	$(1,712)	$(8,820)	$420	$(20,253)
__________________
(1)           Net of allowances for loan losses, loans in process and deferred loan fees.

	At June 30,
OTHER DATA:	2013	2012	2011	2010	2009
Number of:
Real estate loans outstanding	1,733	1,950	2,222	2,463	2,499
Deposit accounts	23,366	25,411	26,837	29,035	31,951
Full-service offices	11	13	14	16	16

	At or For the Year Ended June 30,
KEY FINANCIAL RATIOS:	2013	2012	2011	2010	2009
Performance Ratios:
Return on assets (1)	(0.05)%	(0.36)%	(1.72)%	0.07%	(3.02)%
Return on equity (2)	(0.49)	(3.13)	(16.66)	0.86	(34.70)
Equity to total assets ratio (3)	11.23	11.36	10.32	8.07	8.72
Interest rate spread (4)	3.35	3.43	3.57	3.00	2.17
Net interest margin (5)	3.53	3.65	3.78	3.22	2.58
Average interest-earning assets to average interest-bearing liablities	115.9	116.4	112.3	108.5	112.5
Efficiency ratio (6)	97.5	95.6	103.1	99.7	113.2
Other operating expenses as a percent of average total assets	4.2	4.6	4.8	4.1	3.7

Anchor Bank Capital Ratios:
Tier I leverage	11.4	10.9	10.7	7.6	6.2
Tier I risk-based	16.7	17.0	15.8	10.5	8.9
Total risk-based	18.0	18.2	17.1	11.8	10.1

Asset Quality Ratios:
Nonaccrual and 90 days or more past due loans as a percent of total loans	2.2	3.0	4.3	5.1	12.1
Nonperforming assets as a percent of total assets	2.7	3.3	5.5	6.5	9.8
Allowance for loan losses as a percent of total loans	1.8	2.4	2.2	4.1	4.9
Allowance for loan losses as a percent of nonperforming loans	83.6	80.9	51.1	81.3	40.3
Net charge-offs to average outstanding loans	0.9	0.9	4.7	2.3	0.6
_______________________

(1)	Net income (loss) divided by average total assets.

(2)	Net income (loss) divided by monthly average equity.

(3)	Average equity divided by average total assets.

(4)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	The efficiency ratio represents the ratio of noninterest expense divided by the sum of net interest income and noninterest income.

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

Overview

Anchor Bancorp is a bank holding company which primarily engages in the business activity of its subsidiary, Anchor Bank.  Anchor Bank is a community-based savings bank primarily serving Western Washington through our 11 full-service banking offices (including two Wal-Mart store locations) located within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, Washington. In addition we have two loan production offices located in Grays Harbor County. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers. Historically, lending activities have been primarily directed toward the origination of one-to-four family construction, commercial real estate and consumer loans.  Since 1990, we have also offered commercial real estate loans and multi-family loans primarily in Western Washington. Lending activities also include the origination of residential construction loans, and prior to fiscal 2010, a significant amount of originations through brokers, in particular within the Portland, Oregon metropolitan area.

Historically, we used wholesale sources to fund wholesale loan growth - typically FHLB advances or brokered certificates of deposit depending on the relative cost of each and our interest rate position. Our current strategy is to utilize FHLB advances consistent with our asset liability objectives. We currently do not utilize brokered certificates of deposit as we are limiting loan growth consistent with our regulatory and capital objectives. While continuing our commitment to real estate lending, management expects to continue to reduce our exposure to construction loans while commercial business lending becomes increasingly more important for us.

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings.  Changes in levels of interest rates also affect our net interest income.  Additionally, to offset the impact of the current low interest rate environment, we are seeking other means of increasing interest income while controlling expenses. We intend to enhance the mix of our assets by increasing commercial business relationships which have higher risk-adjusted returns as well as increasing deposits.  A secondary source of income is noninterest income, which includes gains on sales of assets, and revenue we receive from providing products and services. In recent years, our noninterest expense has exceeded our net interest income after provision for loan losses and we have relied primarily upon gains on sales of assets (primarily sales of investments and mortgage loans to Freddie Mac) to supplement our net interest income.

Our operating expenses consist primarily of compensation and benefits, general and administrative, information technology, occupancy and equipment, deposit services and marketing expenses. Compensation and benefits expense consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.

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

Correcting the problems identified in the Order has caused us to revise our operating strategy and has had a resulting impact on our financial condition and results of operations.  We have reduced our asset size from $652.4 million at June 30, 2009 to $452.2 million at June 30, 2013 as we have sought to reduce our concentration in construction lending and commercial real estate loans, to preserve our capital and maximize our regulatory capital ratios.  In addition, in fiscal 2010 we sold relatively high yielding performing fixed rate single family loans which has reduced our net interest income in recent periods.  Also, because of the reduced demand for commercial real estate loans, we have sold these loans at a discount which has negatively impacted our operating results. The reduction in asset size has helped us preserve our capital and maximize our regulatory capital ratios as we took action to achieve and maintain compliance with the requirements of the Order and Supervisory Directive.

In addition to the reduction in assets we also reduced certain types of liabilities.  We had relied on wholesale funds such as brokered deposits in some cases to fund lending transactions and as a result of the Order we significantly reduced brokered certificates and our reliance on wholesale funds and have increased our reliance on core deposits which has decreased our cost of funds.  At June 30, 2013, we had eliminated all brokered deposits as compared to $84.7 million of brokered deposits at June 30, 2009.

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

Focusing on Asset Quality.  We have de-emphasized new loan originations for investment purposes to focus on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. We have aggressively sought to reduce our level of nonperforming assets through write-downs, collections, modifications and sales of nonperforming loans and the sale of properties once they become real estate owned.  We have taken proactive steps to resolve our nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with our borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss to us than foreclosure.  We also have added experienced personnel to the department that monitors our loans to enable us to better identify problem loans in a timely manner and reduce our exposure to a further deterioration in asset quality, including a new Chief Lending Officer in 2008 and a new Credit Administration Officer in 2009.  During the latter part of fiscal 2007, as part of management’s decision to reduce the risk profile of our loan portfolio, we implemented more stringent underwriting guidelines and procedures.  Prior to this time our underwriting emphasis with respect to commercial real estate, multi-family and construction loans focused heavily on the value of the collateral securing the loan, with less emphasis placed on the borrower’s debt servicing capacity or other credit factors.  Our revised underwriting guidelines place greater emphasis on the borrower’s credit, debt service coverage and cash flows as well as on collateral appraisals.  Additionally, our policies with respect to loan extensions became more conservative than our previous policies, and now require that a review of all relevant factors, including loan terms, the condition of the security property, market changes and trends that may affect the security property and financial condition of the borrower conform to our revised underwriting guidelines and that the extension be in our best interest.

Improving our Earnings by Expanding Our Product Offerings.  We intend, subject to market conditions, to prudently increase the percentage of our assets consisting of higher-yielding commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations.  At June 30, 2013, our commercial business loans totaled $18.2 million, or 6.4% of our total loan portfolio.  We also intend to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling our loan and deposit products and additional services to our customers such as electronic invoicing and payroll services for our business customers.

Attracting Core Deposits and Other Deposit Products.  Our strategic focus is to emphasize total relationship banking with our customers to increase core deposits to internally fund our loan growth.  The Company has reduced its reliance on other wholesale funding sources, including FHLB advances and brokered deposits, by focusing on customer deposits. We believe that by focusing on customer relationships, our level of core deposits and locally-based retail certificates of deposit will increase.

During the year ended June 30, 2013, our deposits decreased by $17.2 million, of which $21.5 million were locally-based retail certificates of deposit.

Continued Expense Control.  Beginning in fiscal 2009 and continuing into fiscal 2013, management has undertaken several initiatives to reduce noninterest expense and will continue to emphasize the identification of cost savings opportunities throughout all phases of our operations.  Beginning in fiscal 2009, we instituted expense control measures such as reducing staff, eliminating

Anchor Bank’s discretionary matching contribution to its 401(k) plan, reducing most marketing expenses and charitable contributions, cancelling certain projects and capital purchases, and reducing travel and entertainment expenditures.  We have also reduced our number of full-time equivalent employees from 194 at September 30, 2008 to 134 at June 30, 2013.  During fiscal 2009, four in store Wal-Mart branch offices were closed as a result of their failure to meet our required growth standards.  During fiscal 2010, two additional in store Wal-Mart branch offices were closed.  The reduction in personnel, cost savings and closure of offices, resulted in savings of approximately $1.8 million per year from the closure of these six offices.  Notwithstanding these initiatives, our efforts to reduce noninterest expense were until fiscal 2013 adversely affected by the $1.0 million increase in our FDIC insurance premiums beginning in fiscal 2009 and continuing significant costs associated with our REO. Despite these significant REO costs, noninterest expense decreased by $2.6 million or 12.0% to $19.4 million during fiscal 2013 from $22.0 during fiscal 2012.

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

Disciplined Franchise Expansion.  We intend to maintain our current asset size to facilitate compliance with the capital requirements of the Supervisory Directive. Once the Supervisory Directive is lifted and general economic conditions improve, we anticipate modest organic growth. We will seek to increase our loan originations and core deposits through targeted marketing efforts designed to take advantage of the opportunities being created as a result of the consolidation of financial institutions that is occurring in our market area.

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

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our Board of Directors and management assess the allowance for loan losses on a quarterly basis. The Executive Loan Committee analyzes several different factors including delinquency rates, charge-off rates and the changing risk profile of our loan portfolio, as well as local economic conditions such as unemployment rates, number of bankruptcies and vacancy rates of business and residential properties.

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, we carried a valuation allowance of $8.7 million at June 30, 2013. The tax provision for the period is equal to the net change in the net deferred tax asset from the beginning to the end of the period, less amounts applicable to the change in value related to securities available-for-sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from deferred loan fees and costs, mortgage servicing rights, loan loss reserves and dividends received from the FHLB of Seattle. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

Real Estate Owned. Real estate acquired through foreclosure is transferred to the real estate owned asset classification at fair value estimated fair market value less estimated costs of disposal and subsequently carried at the lower of cost or market. Costs associated with real estate owned for maintenance, repair, property tax, etc., are expensed during the period incurred. Assets held in real estate owned are reviewed quarterly for potential impairment. When impairment is indicated the impairment is charged against current period operating results and netted against the real estate owned to reflect a net book value. At disposition any residual difference is either charged to current period earnings as a loss on sale or reflected as income in a gain on sale.

Comparison of Financial Condition at June 30, 2013 and June 30, 2012

General. Total assets decreased $18.6 million, or 4.0%, to $452.2 million at June 30, 2013 from $470.8 million at June 30, 2012. The decrease in assets during this period was primarily a result of a $13.3 million or 16.9% decline in cash and due from banks and a $10.3 million or 3.6% decrease in loans receivable since June 30, 2012.  Securities available-for-sale decreased $409,000, or 0.8% and securities held-to-maturity increased $3.1 million, or 43.4% from June 30, 2012 as we reinvested excess liquidity into securities yielding a higher rate than obtained from our cash deposits in other banks. In addition, total real estate owned decreased $496,000, or 7.4%, to $6.2 million at June 30, 2013 from $6.7 million at June 30, 2012. Total liabilities decreased $17.0 million or 4.0% to $399.8 million at June 30, 2013 compared to $416.8 million at June 30, 2012. Total deposits decreased $17.2 million, or 5.0%, to $328.6 million at June 30, 2013 from $345.8 million at June 30, 2012 primarily as a result of a $21.5 million or 12.6% decrease in certificates of deposit. Our total borrowings, which consisted of FHLB advances, remained unchanged at $64.9 million at both June 30, 2013 and June 30, 2012. The average cost of advances increased to 1.91% during the year ended June 30, 2013 from 1.87% during the year ended June 30, 2012.

Assets.  For the year ended June 30, 2013, total assets decreased $18.6 million. The following table details the increases and decreases in the composition of our assets from June 30, 2012 to June 30, 2013:

	Balance at June 30, 2013	Balance at June 30, 2012	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and due from banks	$65,353	$78,673	$(13,320)	(16.9)%
Mortgage-backed securities, available-for-sale	46,852	47,061	(209)	(0.4)
Mortgage-backed securities, held-to-maturity	10,160	7,037	3,123	44.4
Loans receivable, net of allowance for loan losses	277,454	287,755	(10,301)	(3.6)
Real estate owned, net	6,212	6,708	(496)	(7.4)

From June 30, 2012 to June 30, 2013, cash and due from banks decreased $13.3 million.  The decrease is primarily a result of a $17.2 million decline in deposits.

Mortgage-backed securities available-for-sale decreased slightly by $209,000 or 0.4% to $46.9 million at June 30, 2013 from $47.1 million at June 30, 2012. The decrease in this portfolio was primarily the result of the purchase of 13 mortgage-backed securities totaling $19.6 million, contractual principal repayments of $18.7 million, and the sale of four mortgage-backed securities totaling $1.0 million. Mortgage-backed securities held-to-maturity increased $3.1 million or 44.4% to $10.2 million at June 30, 2013 from $7.0 million at June 30, 2012. The increase in this portfolio was primarily the result of purchases of four mortgage-backed securities totaling $5.8 million and contractual principal repayments of $2.6 million.

Loans receivable, net, decreased $10.3 million or 3.6% to $277.5 million at June 30, 2013 from $287.8 million at June 30, 2012 as a result of normal principal reductions, transfers to REO and loan charge-offs exceeding new loan production. Commercial real estate loans increased $9.6 million or 9.8% to $106.9 million at June 30, 2013 from $97.3 million at June 30, 2012 and one-to-four family loans decreased $8.8 million or 10.6% to $73.9 million at June 30, 2013 from $82.7 million during the same period in 2012. The balance of construction and land loans declined to $11.0 million at June 30, 2013 compared to $13.8 million at June 30, 2012. Consumer loans decreased $7.8 million or 18.2% to $35.1 million from June 30, 2012 as consumers continue to reduce debt and demand for consumer loans has been modest during the current economic uncertainty.

Real estate owned, net decreased $496,000, or 7.4% to $6.2 million at June 30, 2013 from $6.7 million at June 30, 2012 as a result of ongoing sales to reduce our nonperforming assets. The $496,000 decline was a result of REO sales of $4.9 million and $1.5 million of REO valuation write-downs partially offset by the transfer of loans to REO totaling $5.0 million as well as $793,000 of capital improvements.

Deposits.  Deposits decreased $17.2 million, or 5.0%, to $328.6 million at June 30, 2013 from $345.8 million at June 30, 2012.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at June 30, 2013	Balance at June 30, 2012	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$39,713	$37,941	$1,772	4.7%
Interest-bearing demand deposits	20,067	16,434	3,633	22.1
Money market accounts	82,603	83,750	(1,147)	(1.4)
Savings deposits	36,518	36,475	43	0.1
Certificates of deposit	149,683	171,198	(21,515)	(12.6)
Total deposit accounts	$328,584	$345,798	$(17,214)	(5.0)%

Borrowings. FHLB advances remained unchanged at $64.9 million at both June 30, 2013 and June 30, 2012.

Equity.  Total stockholders' equity decreased $1.7 million, or 3.1%, to $52.4 million at June 30, 2013 from $54.0 million at June 30, 2012.  The decrease was primarily due to the increase in accumulated other comprehensive loss of $1.5 million related to our unrealized losses on securities available-for-sale, which increased due to the recent rise in long term mortgage interest rates.

Comparison of Operating Results for the Years Ended June 30, 2013 and June 30, 2012

General.  Net loss for the year ended June 30, 2013 was $255,000 or $0.10 per diluted share compared to a net loss of $1.7 million or $0.70 per diluted share for the year ended June 30, 2012.

Net Interest Income.  Net interest income before the provision for loan losses decreased $1.4 million, or 8.6%, to $15.0 million for the year ended June 30, 2013, from $16.4 million for the year ended June 30, 2012. For the year ended June 30, 2013, average loans receivable, net, decreased $26.1 million or 8.2% to $292.3 million from $318.4 million for the year ended June 30, 2012.

Our net interest margin decreased 12 basis points to 3.53% for the year ended June 30, 2013, from 3.65% for the prior fiscal year.  Over the last fiscal year, our net interest margin declined as a result of the decline in our cost of funds not exceeding the reduction in yield on interest-earning assets.  Our yield on earnings assets decreased to 4.66% for the year ended June 30, 2013 from 5.01% for the year ended June 30, 2012.  Our funding costs have decreased from 1.58% during the year ended June 30, 2012 to 1.30% during the year ended June 30, 2013.  All these declines reflect the low interest rate environment that has persisted throughout the year. We expect further declines in our funding costs as our certificates of deposit mature and reprice to current market rates.  The cost for certificates of deposit decreased to 2.01%, respectively during the year ended June 30, 2013 from 2.19% for the same period of the prior year.  At June 30, 2013, $51.7 million of our certificates of deposit with a weighted average rate of 1.38% will mature within one year. Our net interest rate spread decreased to 3.35% for the year ended June 30, 2013 as compared to 3.43% for the year ended June 30, 2012.

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

	Year Ended June 30, 2013 Compared to June 30, 2012
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(491)	$(1,656)	$(2,147)
Mortgage-backed securities	(985)	464	(521)
Securities, FHLB and cash and due from banks	(57)	(12)	(69)
Total net change in income on interest-earning assets	(1,533)	(1,204)	(2,737)
Interest-bearing liabilities:
Savings deposits	(121)	10	(111)
Interest bearing demand deposits	(44)	10	(34)
Money market accounts	(339)	30	(309)
Certificates of deposit	(291)	(451)	(742)
FHLB advances	26	(156)	(130)
Total net change in expense on interest-bearing liabilities	(769)	(557)	(1,326)
Net change in net interest income	$(764)	$(647)	$(1,411)

Interest Income. Total interest income for the year ended June 30, 2013 decreased $2.7 million, or 12.2%, to $19.7 million, from $22.5 million for the year ended June 30, 2012. The decrease during the period was primarily attributable to the $2.1 million decrease in interest income, primarily as a result of a 10.6% decline in net loans receivable over the last year. For the year ended June 30, 2013, average loans receivable, net, decreased $26.1 million or 8.2% to $292.3 million from $318.4 million for the year ended June 30, 2012. In addition, the yield on mortgage-backed securities decreased to 2.45% for the year ended June 30, 2013 from 4.13% for the prior fiscal year.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest income for the years ended June 30, 2013 and 2012:

	Year Ended June 30,
	2013		2012		Increase/(Decrease) in Interest and Dividend Income from 2012
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$292,255	6.17%	$318,366	6.34%	$(2,147)
Mortgage-backed securities	58,870	2.45	47,622	4.13	(521)
Securities	1,682	4.88	3,331	4.41	(65)
FHLB stock	6,415	—	6,510	—	—
Cash and due from banks	64,472	0.25	72,698	0.23	(4)
Total interest-earning assets	$423,694	4.66%	$448,527	5.01%	$(2,737)
Interest Expense.  Interest expense decreased $1.3 million, or 21.8%, to $4.8 million for the year ended June 30, 2013 from $6.1 million for the year ended June 30, 2012 primarily due to a decline in our cost of funds.  In addition, the average balance of total interest-bearing liabilities decreased $19.7 million, or 5.1%, to $365.5 million for the year ended June 30, 2013 from $385.2 million for the year ended June 30, 2012. The decrease was primarily a result of our managed decline in certificates of deposit.

As a result of general market rate decreases, the average cost of funds for total interest-bearing liabilities decreased 28 basis points to 1.30% for the year ended June 30, 2013 compared to 1.58% for the year ended June 30, 2012.

The following table details average balances, cost of funds and the change in interest expense for the years ended June 30, 2013 and 2012:

	Year Ended June 30,
	2013		2012		Increase/(Decrease) in Interest Expense from 2012
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Savings deposits	$36,867	0.23%	$35,153	0.56%	$(111)
Interest-bearing demand deposits	17,723	0.08	14,823	0.33	(34)
Money market accounts	87,090	0.27	82,476	0.66	(309)
Certificates of deposit	158,969	2.01	179,555	2.19	(742)
FHLB advances	64,900	1.91	73,242	1.87	(130)
Total interest-bearing liabilities	$365,549	1.30%	$385,249	1.58%	$(1,326)

Provision for Loan Losses.  In connection with our analysis of the loan portfolio for the year ended June 30, 2013, management determined that a provision for loan losses of $750,000 was required for the year ended June 30, 2013, compared to a provision for loan losses of $2.7 million established for the year ended June 30, 2012. The $2.0 million decrease in the provision primarily reflects a decrease in charge-offs to $3.3 million for year ended June 30, 2013 as compared to $4.0 million for the last fiscal year and the decline in nonperforming loans.  The $3.3 million of loans charged off during the fiscal year included $416,000 of one-to-four family mortgage loans, $105,000 of construction loans, $356,000 of home equity loans, $875,000 of direct consumer loans, including credit cards, and $1.5 million of commercial business loans.  Nonperforming loans were $12.4 million or 2.7% of total assets at June 30, 2013, compared to $15.4 million, or 3.3% of total assets at June 30, 2012.  Total delinquent loans (past due 30 days or more), decreased $4.0 million, or 28.2% to $10.2 million at June 30, 2013 from $14.2 million at June 30, 2012. Nonperforming loans decreased to $6.2 million at June 30, 2013 from $8.7 million at June 30, 2012. In particular, our higher risk nonperforming construction loans decreased from $3.4 million at June 30, 2012 to none at June 30, 2013. The ratio of nonperforming loans, which includes nonaccrual loans and loans which are 90 days or more past due and still accruing interest, to total loans decreased to 2.2% at June 30, 2013 from 3.0% at June 30, 2012. The allowance for loan losses of $5.1 million at June 30, 2013 represented 1.8% of loans receivable and 83.6% of nonperforming loans.

Management considers the allowance for loan losses at June 30, 2013 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the year ended June 30, 2013 and 2012:

	At or For the Year Ended June 30,
	2013	2012
	(Dollars in thousands)
Provision for loan losses	$750	$2,735
Net charge-offs	2,660	2,917
Allowance for loan losses	5,147	7,057
Allowance for losses as a percentage of total loans receivable at the end of this period	1.8%	2.4%
Nonaccrual and 90 days or more past due loans	$6,159	$8,722
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	83.6%	80.9%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	2.2%	3.0%
Total loans, gross and excluding loans held for sale	$283,516	$295,417

Noninterest Income.  Noninterest income decreased $1.8 million, or 26.2%, to $4.9 million for the year ended June 30, 2013 from $6.7 million for the year ended June 30, 2012.  The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$1,468	$1,900	$(432)	(22.7)%
Other deposit fees	863	798	65	8.1
Gain on sale of investments	70	1,536	(1,466)	(95.4)
Loan fees	712	955	(243)	(25.4)
Gain on sale of loans	444	259	185	71.4
Other income	1,367	1,226	141	11.5
Total noninterest income	$4,924	$6,674	$(1,750)	(26.2)%

Noninterest income decreased during the year ended June 30, 2013, primarily due to a decline in gain on sales of investments and a decline in deposit service fees partially offset by an increase in gain on sales of loans. The gain on sale of loans increased as a result of more loans originated and sold to Freddie Mac during the year ended June 30, 2013 at more favorable rates for the majority of the fiscal year as compared to the last fiscal year. We sold $22.6 million and $20.6 million of loans to Freddie Mac during the years ended June 30, 2013 and 2012, respectively. Refinancing activity was particularly significant in fiscal 2013 resulting in an increase in loans originated for sale; however, the recent rise in mortgage interest rates may result in lower refinancing activity and gain on sale of loans in the future.

Noninterest Expense.  Noninterest expense decreased $2.6 million, or 12.0%, to $19.4 million for the year ended June 30, 2013 from $22.0 million for the year ended June 30, 2012.  The following table provides an analysis of the changes in the components of noninterest expense:

	At or For the Year Ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$8,441	$8,447	$(6)	(0.1)%
General and administrative expenses	3,277	3,644	(367)	(10.1)
Real estate owned reserve	1,487	2,494	(1,007)	(40.4)
Real estate holding cost	496	862	(366)	(42.5)
FDIC insurance premium	651	1,016	(365)	(35.9)
Information technology	1,661	2,271	(610)	(26.9)
Occupancy and equipment	2,182	2,192	(10)	(0.5)
Deposit services	651	771	(120)	(15.6)
Marketing	584	653	(69)	(10.6)
Loss on sale of premises and equipment	56	129	(73)	(56.6)
Net (gain) loss on sale of REO	(94)	(454)	360	(79.3)
Total noninterest expense	$19,392	$22,025	$(2,633)	(12.0)%

Major components of the decrease in noninterest expense include:

Noninterest expense decreased $2.6 million or 12.0% in the year ended June 30, 2013 to $19.4 million from $22.0 million for the year ended June 30, 2012.  The decrease was primarily due to a decrease in REO impairment expense of $1.0 million as compared to the same period in 2012, reflecting the stabilization in the real estate market. Additionally, the decrease in information technology expenses of $610,000 was due to increased costs last year incurred for our core system conversion.

Our efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 97.5% for the year ended June 30, 2013 compared to 95.6% for the year ended June 30, 2012. The increase in efficiency ratio was primarily attributable to the decrease in noninterest income.  By definition, a lower efficiency ratio would be an indication that we are more efficiently utilizing resources to generate net interest income and other fee income.

Provision (benefit) for Income Tax.  There was no provision for income tax for the years ended June 30, 2013 and 2012, as a result of the net operating loss in both years.  There was no tax benefit as we were unable to utilize our net operating losses. As of June 30, 2013, the Company had a net operating loss carryforward totaling $12.7 million which can be used to offset future taxable income. The net operating loss carryforward expires in 2031 through 2033.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards.  After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance.  A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability.  Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law.  Based upon the available evidence, we recorded a partial valuation allowance of $8.7 million, $7.9 million and $6.4 million at June 30, 2013, June 30, 2012 and 2011, respectively.

Comparison of Financial Condition at June 30, 2012 and June 30, 2011

General. Total assets decreased $18.1 million, or 3.7%, to $470.8 million at June 30, 2012 from $488.9 million at June 30, 2011.  The decrease in assets during this period was primarily a result of a $37.7 million or 11.6% decrease in loans receivable.  Total real estate owned decreased $5.9 million, or 46.7%, to $6.7 million at June 30, 2012 from $12.6 million at June 30, 2011.  Total liabilities decreased $14.7 million or 3.4% to $416.8 million at June 30, 2012 compared to $431.5 million at June 30, 2011.  The decrease in our balance sheet facilitated our efforts to comply with the regulatory capital requirements under the Order.  Total deposits increased $6.3 million, or 1.9%, to $345.8 million at June 30, 2012 from $339.5 million at June 30, 2011 primarily as a result of an increase of $5.7 million or 7.3% in money market deposits and $7.7 million or 25.3% in noninterest bearing deposits partially offset by a $10.3 million decline in certificates of deposit. Our total borrowings, which consisted of FHLB advances, decreased $21.0 million from June 30, 2011 to June 30, 2012. The average cost of advances decreased from 2.08% during the year ended June 30, 2011 to 1.87% during the year ended June 30, 2012.

Assets.  For the year ended June 30, 2012, total assets decreased $18.1 million. The following table details the increases and decreases in the composition of our assets from June 30, 2011 to June 30, 2012:

	Balance at June 30, 2012	Balance at June 30, 2011	Increase (Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and due from banks	$78,673	$63,757	$14,916	23.4%
Mortgage-backed securities, available-for-sale	47,061	32,718	14,343	43.8
Mortgage-backed securities, held-to-maturity	7,037	7,438	(401)	(5.4)
Loans receivable, net of allowance for loan losses	287,755	325,464	(37,709)	(11.6)
Real estate owned	6,708	12,597	(5,889)	(46.7)

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

Loans receivable, net, decreased $37.7 million to $287.8 million at June 30, 2012 from $325.5 million at June 30, 2011 primarily as a result of lower loan demand from creditworthy borrowers, charge-offs, and transfers of nonperforming loans to real estate owned, as well as pay downs due to normal borrower activity.  During the year ended June 30, 2012, $7.7 million of nonperforming loans were transferred to real estate owned. We continued to reduce our exposure to construction and land loans during the year ended June 30, 2012. The total construction and land loan portfolios declined to $13.8 million or 4.7% of the total loan portfolio at June 30, 2012 compared to $18.4 million or 5.5% of the total loan portfolio a year ago. In addition to the significant decline in the construction and land loan portfolios, our commercial real estate loan portfolio decreased $8.7 million. One-to-four family loans decreased $14.4 million primarily due to repayments and lower loan demand. Consumer loans decreased $9.0 million primarily due to a $4.2 million decrease in home equity loans and a $2.2 million reduction in automobile loans.

Real estate owned, net decreased $5.9 million as a result of ongoing sales to reduce our nonperforming assets.

Deposits.  Deposits increased $6.3 million, or 1.9%, to $345.8 million at June 30, 2012 from $339.5 million at June 30, 2011. The increase in money market deposits was due in part to our ongoing marketing strategy to focus on core deposits.

The following table details the changes in deposit accounts:

	Balance at June 30, 2012	Balance at June 30, 2011	Increase (Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$37,941	$30,288	$7,653	25.3%
Interest-bearing demand deposits	16,434	17,387	(953)	(5.5)
Money market accounts	83,750	78,017	5,733	7.3
Savings deposits	36,475	32,263	4,212	13.1
Certificates of deposit	171,198	181,519	(10,321)	(5.7)
Total deposit accounts	$345,798	$339,474	$6,324	1.9%

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

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest income for the years ended June 30, 2012 and 2011:

	Year Ended June 30,
	2012		2011		Increase/ (Decrease) in Interest Income from 2011
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$318,366	6.34%	$373,099	6.29%	$(3,278)
Mortgage-backed securities	47,622	4.13	45,271	4.74	(180)
Securities	3,331	4.41	6,259	4.25	(119)
FHLB stock	6,510	—	6,510	—	—
Cash and due from banks	72,698	0.23	44,602	0.21	72
Total interest-earning assets	$448,527	5.01%	$475,741	5.46%	$(3,505)

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

As a result of general market rate decreases along with the reduction in outstanding brokered certificates of deposit, the average cost of funds for total interest-bearing liabilities decreased 31 basis points to 1.58% for the year ended June 30, 2012 compared to 1.89% for the year ended June 30, 2011.

The following table details average balances, cost of funds and the change in interest expense for the years ended June 30, 2012 and 2011:

	Year Ended June 30,
	2012		2011		Increase/(Decrease) in Interest Expense from 2011
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Savings deposits	$35,153	0.56%	$30,864	0.72%	$(27)
Interest-bearing demand deposits	14,823	0.33	20,428	0.29	(10)
Money market accounts	82,476	0.66	75,661	0.95	(178)
Certificates of deposit	179,555	2.19	192,334	2.51	(897)
FHLB advances	73,242	1.87	104,408	2.08	(800)
Total interest-bearing liabilities	$385,249	1.58%	$423,695	1.89%	$(1,912)

Provision for Loan Losses.  In connection with our analysis of the loan portfolio for the year ended June 30, 2012, management determined that a provision for loan losses of $2.7 million was required for the year ended June 30, 2012, compared to a provision for loan losses of $8.1 million established for the year ended June 30, 2011. The $5.3 million decrease in the provision primarily reflects a decrease in charge-offs to $4.0 million for year ended June 30, 2012 as compared to $18.6 million for the last fiscal year. The $4.0 million of loans charged off during the fiscal year included $1.5 million of one-four family mortgage loans, $571,000 of commercial real estate loans, $561,000 of construction loans, $337,000 of home equity loans, $1.0 million of direct consumer loans, including credit cards and $63,000 of commercial business loans. Nonperforming assets were $15.4 million or 3.3% of total assets at June 30, 2012, compared to $26.9 million, or 5.5% of total assets at June 30, 2011.

The following table details activity and information related to the allowance for loan losses for the year ended June 30, 2012 and 2011:

	At or For the Year Ended June 30,
	2012	2011
	(Dollars in thousands)
Provision for loan losses	$2,735	$8,078
Net charge-offs	2,917	17,627
Allowance for loan losses	7,057	7,239
Allowance for losses as a percentage of total loans
receivable at the end of this period	2.4%	2.2%
Nonaccrual and 90 days or more past due loans	$8,722	$14,169
Allowance for loan losses as a percentage of
nonperforming loans at end of period	80.9%	51.1%
Nonaccrual and 90 days or more past due loans as a
percentage of loans receivable at the end of the period	3.0%	4.3%
Total loans	$295,417	$333,351

Noninterest Income.  Noninterest income decreased $922,000, or 16.0%, to $6.7 million for the year ended June 30, 2012 from $5.8 million for the year ended June 30, 2011.  The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$1,900	$2,288	$(388)	(17.0)%
Other deposit fees	798	860	(62)	(7.2)
Gain on sale of investments	1,536	135	1,401	1,037.8
Loan fees	955	971	(16)	(1.6)
Gain on sale of loans	259	174	85	48.9
Other income	1,226	1,324	(98)	(7.4)
Total noninterest income	$6,674	$5,752	$922	16.0%

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

Noninterest Expense.  Noninterest expense decreased $2.4 million, or 10.0%, to $22.0 million for the year ended June 30, 2012 from $24.5 million for the year ended June 30, 2011.  The following table provides an analysis of the changes in the components of noninterest expense:

	At or For the Year Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$8,447	$8,365	$82	1.0%
General and administrative expenses	3,644	3,733	(89)	(2.4)
Real estate owned reserve	2,494	4,624	(2,130)	(46.1)
Real estate holding costs	862	1,094	(232)	(21.2)
FDIC insurance premium	1,016	1,164	(148)	(12.7)
Information technology	2,271	2,049	222	10.8
Occupancy and equipment	2,192	2,337	(145)	(6.2)
Deposit services	771	708	63	8.9
Marketing	653	543	110	20.3
Loss on sale of property, premises and equipment	129	168	(39)	(23.2)
Net (gain) loss on sale of REO	(454)	(324)	(130)	40.1
Total noninterest expense	$22,025	$24,461	$(2,436)	(10.0)%

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

	Year Ended June 30,
	2013			2012			2011
	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost
				(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$292,255	$18,040	6.17%	$318,366	$20,187	6.34%	$373,099	$23,465	6.29%
Mortgage-backed securities	58,870	1,445	2.45	47,622	1,966	4.13	45,271	2,146	4.74
Securities	1,682	82	4.88	3,331	147	4.41	6,259	266	4.25
FHLB stock	6,415	—	—	6,510	—	—	6,510	—	—
Cash and due from banks	64,472	160	0.25	72,698	164	0.23	44,602	92	0.21
Total interest-earning assets	423,694	19,727	4.66	448,527	22,464	5.01	475,741	25,969	5.46
Noninterest earning assets	40,691			32,581			37,014
Total average assets	$464,385			$481,108			$512,755
Interest-bearing liabilities:
Savings deposits	36,867	85	0.23	35,153	196	0.56	30,864	223	0.72
Interest-bearing demand deposits	17,723	15	0.08	14,823	49	0.33	20,428	59	0.29
Money market accounts	87,090	233	0.27	82,476	542	0.66	75,661	720	0.95
Certificates of deposit	158,969	3,189	2.01	179,555	3,931	2.19	192,334	4,828	2.51
Total deposits	300,649	3,522	1.17	312,007	4,718	1.51	319,287	5,830	1.83
FHLB advances	64,900	1,242	1.91	73,242	1,372	1.87	104,408	2,172	2.08
Total interest-bearing liabilities	365,549	4,764	1.30	385,249	6,090	1.58	423,695	8,002	1.89
Noninterest-bearing liabilities	46,681			41,088			36,121
Total average liabilities	412,230			426,337			459,816
Average equity	52,155			54,771			52,939
Total liabilities and equity	$464,385			$481,108			$512,755
Net interest income			$14,963			$16,374			$17,967
Interest rate spread			3.35%			3.43%			3.57%
Net interest margin			3.53%			3.65%			3.78%
Ratio of average interest-earning assets to average interest-bearing liabilities			115.9%			116.4%			112.3%
___________________
(1) Average loans receivable includes nonperforming loans and does not include net deferred loan fees.  Interest income does not include nonaccrual loans.

Yields Earned and Rates Paid

The following table sets forth (on a consolidated basis) for the periods and at the dates indicated, the weighted average yields earned on our assets, the weighted average interest rates paid on our liabilities, together with the net yield on interest-earning assets.

	At June 30, 2013
		Year Ended June 30,
		2013	2012	2011
Weighted average yield on:
Loans receivable, net	5.87%	6.17%	6.34%	6.29%
Mortgage-backed securities	1.61	2.45	4.13	4.74
Securities	4.64	4.88	4.41	4.25
FHLB stock	—	—	—	—
Cash and due from banks	0.25	0.25	0.23	0.21
Total interest-earning assets	4.29	4.66	5.01	5.46
Weighted average rate paid on:
Savings accounts	0.15	0.23	0.56	0.72
Interest-bearing demand deposits	0.10	0.08	0.33	0.29
Money market accounts	0.15	0.27	0.66	0.95
Certificates of deposit	1.96	2.01	2.19	2.51
Total average deposits	1.09	1.17	1.51	1.83
FHLB advances	1.91	1.91	1.87	2.08
Total interest-bearing liabilities	1.10	1.30	1.58	1.89

Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest-bearing liabilities)	3.19	3.35	3.43	3.57

Net interest margin (net interest income (expense) as a percentage of average interest-earning assets)	N/A	3.53	3.65	3.78

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

	Year Ended June 30, 2013 Compared to June 30, 2012 Increase (Decrease) Due to			Year Ended June 30, 2012 Compared to June 30, 2011 Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(491)	$(1,656)	$(2,147)	$164	$(3,442)	$(3,278)
Mortgage-backed securities	(985)	464	(521)	(290)	110	(180)
Securities, FHLB stock and cash due from banks	(57)	(12)	(69)	(204)	157	(47)
Total net change in income on interest-earning assets	$(1,533)	$(1,204)	$(2,737)	$(330)	$(3,175)	$(3,505)
Interest-bearing liabilities:
Savings accounts	$(121)	$10	$(111)	$(58)	$31	$(27)
Interest-bearing demand deposits	(44)	10	(34)	8	(18)	(10)
Money market accounts	(339)	30	(309)	(243)	65	(178)
Certificates of deposit	(291)	(451)	(742)	(576)	(321)	(897)
FHLB advances	26	(156)	(130)	(152)	(648)	(800)
Total net change in expense on interest-bearing liabilities	$(769)	$(557)	$(1,326)	$(1,021)	$(891)	$(1,912)
Net change in net interest income	$(764)	$(647)	$(1,411)	$691	$(2,284)	$(1,593)

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

In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:

•	we have increased our originations of shorter term loans and particularly, home equity loans (limited recent originations) and commercial business loans;

•	we have structured certain borrowings with maturities that match fund our loan portfolios; and

•
we have securitized our single family loans to available-for-sale investments which generates cash flow as well as allows the flexibility of managing interest rate risk as well as selling the investment when appropriate.

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

We generally have found that a number of our deposit accounts are less rate sensitive than others.  Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them.  These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at June 30, 2013 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

Basis Point Change in Rates	Net Portfolio Value (1)			Net Portfolio as % of Portfolio Value of Assets		Market Value of Assets (5)
	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)
	(Dollars in thousands)
300	$48,485	$(8,594)	(15.06)%	11.21%	(1.36)%	$432,499
200	52,269	(4,810)	(8.43)	11.87	(0.70)	440,464
100	55,237	(1,842)	(3.23)	12.34	(0.23)	447,803
Base	57,079	—	—	12.57	—	454,215
(100)	57,819	740	1.30	12.57	—	460,117
(200)	62,217	5,138	9.00	13.35	0.78	466,085
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

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at June 30, 2013, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
	(Dollars in thousands)
300	$13,780	$158	1.2%
200	13,907	285	2.1
100	13,867	245	1.8
Base	13,622	—	—
(100)	12,603	(1,019)	(7.5)
(200)	11,795	(1,826)	(13.4)

(1)	Represents the increase (decrease) of the estimated net interest income at the indicated change in interest rates compared to net interest income assuming no change in interest rates.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2013.  These amounts are based on daily averages.

	Within Six Months	Over Six Months to One Year	Over 1 - 3 Years	Over 3 - 5 Years	Over 5 - 10 Years	Over 10 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$109,496	$45,004	$78,578	$42,877	$9,624	$1,340	$286,919
Investments and other interest bearing deposits	8,510	6,747	19,276	9,889	15,919	2,462	62,803
Life insurance investment, net	—	18,879	—	—	—	—	18,879
Total rate sensitive assets	118,006	70,630	97,854	52,766	25,543	3,802	368,601
Interest-bearing liabilities:
Deposits	167,234	25,418	43,545	46,303	48,183	3,802	334,485
Borrowings	47,400	—	17,500	—	—	—	64,900
Total rate sensitive liabilities	214,634	25,418	61,045	46,303	48,183	3,802	399,385
Excess (deficiency) of interest sensitivity assets over interest sensitivity liabilities	(96,628)	45,212	36,809	6,463	(22,640)	—	(30,784)
Cumulative excess (deficiency) of interest sensitivity assets	(96,628)	(51,417)	(14,607)	(8,144)	(30,784)	(30,784)	—
As a percentage of total interest-earning assets	(0.82)%	(1.03)%	(1.09)%	(1.14)%	(1.07)%	(1.08)%	—

Anchor Bank currently runs an internal model to simulate interest rate risk; the model in use is a Fiserv model which calculates interest-earning assets and liabilities using a monthly average.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments.  At June 30, 2013, the total approved loan origination commitments outstanding amounted to $275,000. At the same date, unused lines of credit were $25.6 million.

For purposes of determining our liquidity position, we use a concept of basic surplus, which is derived from the total of available-for-sale investments, as well as other liquid assets, less short-term liabilities.  Our Board of Directors has established a target range for basic surplus of 5% to 7%.  During the year ended June 30, 2013, our average basic surplus was 18.83%. The relatively high level of liquidity is consistent with our strategy to mitigate liquidity risk during the current economic uncertainty and difficult banking environment as well as for potential lending opportunities in the future.

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

Certificates of deposit scheduled to mature in one year or less at June 30, 2013 totaled $51.7 million. Management’s policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Recently we have targeted certain deposit rates at a lower level as part of our efforts to reduce higher costing certificates of deposits as part of our overall capital and liquidity strategy. Based on historical experience, we believe that a significant portion of maturing deposits will remain with Anchor Bank. In addition, we had the ability at June 30, 2013 to borrow an additional $14.3 million from the FHLB of Seattle. We also have a line of credit with the Federal Reserve Bank for $1.1 million which is collateralized with securities.

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

At June 30, 2013, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)
Certificates of deposit	$51,733	$27,930	$29,989	$40,031	$149,683
FHLB advances	47,400	17,500	—	—	64,900
Operating leases	109,392	202,876	55,692	—	367,960
Total contractual obligations	$208,525	$248,306	$85,681	$40,031	$582,543

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

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of  June 30, 2013:

	Amount of Commitment Expiration - Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$275	$275
Line of Credit
Fixed rate (3)	3,452	1,908
Adjustable rate	22,194	5,827
Undisbursed balance of loans closed	25,646	7,735

(1) Interest rates on fixed rate loans range from 2.75% to 2.875%.
(2) At June 30, 2013 there were $51 in reserves for unfunded commitments.
(3) Includes standby letters of credit.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards and the Supervisory Directive. Anchor Bank’s total regulatory capital was $56.3 million at June 30, 2013, or 12.5%, of total assets on that date. As of June 30, 2013, we exceeded all regulatory capital requirements to be considered well capitalized as of that date. Our regulatory capital ratios at June 30, 2013 were as follows: Tier 1 capital 11.4%; Tier 1 (core) risk-based capital 16.7%; and total risk-based capital 18.0%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.  We were “well capitalized” at June 30, 2013 based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, for federal regulatory purposes. Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 11.7%, 17.2% and 18.4%, respectively, as of June 30, 2013.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. With the ASU, a company testing indefinite-lived intangibles for impairment now has the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current guidance. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements. This ASU includes amendments that identify when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement, and contains conforming amendments to the codification to reflect the measurement and disclosure requirements of Topic 820. In addition, this ASU deletes the second glossary definition of fair value that originated from AICPA Statement of Position 92-6, Accounting and Reporting by Health and Welfare Benefit Plans. The first definition originating from FASB No. 123, Share-Based Payment, and the third definition originating from FASB No. 157, Fair Value Measurements, remain. The conforming amendments to U.S. GAAP included in this ASU are generally non-substantive in nature. Many of the amendments conform wording to be consistent with the terminology in Topic 820 (e.g., revising market value and current market value to fair value, or mark-to-market to subsequently measure at fair value). The FASB does not anticipate that the amendments in this ASU will result in pervasive changes to current practice. However, certain amendments may result in a change to existing practice. For those amendments which the FASB deemed to be more substantive, transition guidance and a delayed effective date accompany them. The amendments to this ASU that will not have transition guidance were effective upon issuance. The amendments that are subject to the transition guidance were effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts of reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments in this ASU were effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU No. 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge account purposes. The amendment is effective prospectively for qualifying new or redesiginated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 is not expected to have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, investing, deposit and borrowings activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could have a potentially have a material effect on our financial condition and result of operations. The information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in this Form 10-K is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Anchor Bancorp

We have audited the accompanying consolidated statement of financial condition of Anchor Bancorp (the Company) as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the three years ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anchor Bancorp as of June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for the three years ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.
Everett, Washington
September 12, 2013

84

ANCHOR BANCORP

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	June 30,
	2013	2012
ASSETS
Cash and cash equivalents	$65,353	$78,673
Securities available-for-sale, at fair value, amortized cost of $49,259 and $48,170	48,308	48,717
Securities held-to-maturity, at amortized cost, fair value of $10,316 and $7,690	10,295	7,179
Loans held for sale	222	312
Loans receivable, net of allowance for loan losses of $5,147 and $7,057	277,454	287,755
Life insurance investment, net of surrender charges	18,879	18,257
Accrued interest receivable	1,583	1,532
Real estate owned, net	6,212	6,708
Federal Home Loan Bank ("FHLB") stock, at cost	6,278	6,510
Property, premises, and equipment, at cost, less accumulated depreciation of $15,324 and $15,460	11,394	12,213
Deferred tax asset, net	555	555
Prepaid expenses and other assets	5,646	2,404
Total assets	$452,179	$470,815
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$39,713	$37,941
Interest-bearing	288,871	307,857
Total deposits	328,584	345,798

FHLB advances	64,900	64,900
Advance payments by borrowers for taxes and insurance	791	562
Supplemental Executive Retirement Plan liability	1,703	1,764
Accounts payable and other liabilities	3,833	3,767
Total liabilities	399,811	416,791
Commitments and Contingencies (Note 16)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value per share, authorized 45,000,000 shares; 2,550,000 issued and 2,464,433 outstanding at June 30, 2013 and 2,550,000 shares issued and 2,457,633 outstanding at June 30, 2012	25	25
Additional paid-in capital	23,229	23,202
Retained earnings, substantially restricted	31,491	31,746
Unearned Employee Stock Ownership Plan ("ESOP") shares	(856)	(924)
Accumulated other comprehensive loss, net of tax	(1,521)	(25)
Total stockholders’ equity	52,368	54,024
Total liabilities and stockholders’ equity	$452,179	$470,815

 See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended June 30, 2013, 2012, and 2011
(Dollars in thousands, except share data)

	Years Ended June 30,
	2013	2012	2011
Interest income:
Loans receivable, including fees	$18,040	$20,187	$23,465
Securities	242	311	358
Mortgage-backed securities	1,445	1,966	2,146
Total interest income	19,727	22,464	25,969
Interest expense:
Deposits	3,522	4,718	5,830
FHLB advances	1,242	1,372	2,172
Total interest expense	4,764	6,090	8,002
Net interest income before provision for loan losses	14,963	16,374	17,967
Provision for loan losses	750	2,735	8,078
Net interest income after provision for loan losses	14,213	13,639	9,889
Noninterest income
Deposit service fees	1,468	1,900	2,288
Other deposit fees	863	798	860
Gain on sale of investments	70	1,536	135
Loan fees	712	955	971
Gain on sale of loans	444	259	174
Bank owned life insurance investment	622	645	692
Other income	745	581	632
Total noninterest income	4,924	6,674	5,752
Noninterest expense
Compensation and benefits	8,441	8,447	8,365
General and administrative expenses	3,277	3,644	3,733
Real estate owned impairment	1,487	2,494	4,624
Real estate owned holding costs	496	862	1,094
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	651	1,016	1,164
Information technology	1,661	2,271	2,049
Occupancy and equipment	2,182	2,192	2,337
Deposit services	651	771	708
Marketing	584	653	543
Loss on sale of property, premises and equipment	56	129	168
Gain on sale of real estate owned	(94)	(454)	(324)
Total noninterest expense	19,392	22,025	24,461
Loss before provision for income taxes	(255)	(1,712)	(8,820)
Provision for income taxes	—	—	—
Net loss	$(255)	$(1,712)	$(8,820)
Basic loss per share (1)	$(0.10)	$(0.70)	$(3.28)
Diluted loss per share (1)	$(0.10)	$(0.70)	$(3.28)

(1)
Loss per share for the year ended June 30, 2011 included in the table above represents the period from January 25, 2011 through June 30, 2011 as the Company completed its initial public offering on January 25, 2011 with the issuance of 2,550,000 shares of common stock. Prior to January 25, 2011 there were no shares outstanding.

See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
For the Years Ended June 30, 2013, 2012, and 2011
(Dollars in thousands, except share data)

	Years Ended June 30,
	2013	2012	2011
NET LOSS	$(255)	$(1,712)	$(8,820)
OTHER COMPREHENSIVE LOSS, net of income tax
Unrealized holding loss on available-for-sale securities during the period, net of income tax benefit of $0, $(37),and $(365), respectively	(1,426)	(71)	(483)
Adjustment for realized gains included in net loss	(70)	(1,728)	(135)
Other comprehensive loss net of income tax	(1,496)	(1,799)	(618)
COMPREHENSIVE LOSS	$(1,751)	$(3,511)	$(9,438)

See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2013, 2012, and 2011
(Dollars in thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP shares	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders’ Equity
Balance at June 30, 2010	—	$—	$—	$42,278	$—	$2,392	$44,670

Net loss	—	—	—	(8,820)	—	—	(8,820)
Other comprehensive loss net of tax	—	—	—	—	—	(618)	(618)
Proceeds from public offering, net of expenses	2,550,000	25	23,187	—	—	—	23,212
ESOP shares purchased	—	—	—	—	(1,020)	—	(1,020)
ESOP shares allocated	—	—	—	—	28	—	28

Balance at June 30, 2011	2,550,000	$25	$23,187	$33,458	$(992)	$1,774	$57,452

Net loss	—	$—	$—	$(1,712)	$—	$—	$(1,712)
Other comprehensive loss net of tax	—	—	—	—	—	(1,799)	(1,799)
ESOP shares allocated	—	—	15	—	68	—	83

Balance at June 30, 2012	2,550,000	$25	$23,202	$31,746	$(924)	$(25)	$54,024

Net loss	—	$—	$—	$(255)	$—	$—	$(255)
Other comprehensive loss net of tax	—	—	—	—	—	(1,496)	(1,496)
ESOP shares allocated	—	—	27	—	68	—	95

Balance at June 30, 2013	2,550,000	$25	$23,229	$31,491	$(856)	$(1,521)	$52,368

See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended June 30, 2013, 2012, and 2011
(In thousands)

	Year Ended June 30,
	2013		2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(255)		$(1,712)	$(8,820)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	946		924	1,111
Net amortization of premiums on securities	616		132	94
Provision for loan losses	750		2,735	8,078
ESOP expense	95		68	28
Real estate owned impairment	1,487		2,494	4,624
Income from life insurance investment	(622)		(645)	(692)
Gain on sale of loans	(444)		(259)	(174)
Gain on sale of investments	(70)		(1,536)	(135)
Originations of loans held for sale	(23,100)		(20,558)	(11,784)
Proceeds from sale of loans held for sale	22,566		20,641	15,503
Loss on sale of property, premises, and equipment	56		129	168
Gain on sale of real estate owned	(94)		(454)	(324)
Changes in operating assets and liabilities:
Accrued interest receivable	(51)		278	348
Prepaid expenses and other assets	(3,242)		(821)	1,738
Supplemental Executive Retirement Plan	(61)		(74)	(101)
Accounts payable and other liabilities	66		885	(1,227)
Net cash provided by operating activities	(1,357)		2,227	8,435
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	1,166		28,147	4,403
Purchases of available-for-sale investments	(19,610)		(47,737)	—
Purchase of held-to-maturity investments	(5,830)		(1,540)	—
Principal repayments on mortgage-backed securities available-for-sale	16,813		10,095	5,825
Principal repayments on mortgage-backed securities held-to-maturity	2,649		1,933	2,431
Loan originations, net of undisbursed loan proceeds and principal repayments	5,865		25,957	44,599
Proceeds from sale of real estate owned	4,945		11,690	9,608
Capital improvements on real estate owned	(793)		(163)	(319)
Proceeds from sale of property, premises, and equipment	(37)		117	—
Purchase of fixed assets	(146)		(307)	80
Net cash provided by investing activities	5,022		28,192	66,627
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(17,214)		6,324	(16,314)
Net change in advance payments by borrowers for taxes and insurance	229		(827)	(34)
Proceeds from FHLB advances	—		—	47,543
Repayment of FHLB advances	—		(21,000)	(98,543)
Proceeds from stock offering, net of costs	—	—	—	23,212
Net cash provided by financing activities	(16,985)		(15,503)	(44,136)
See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended June 30, 2013, 2012, and 2011
(In thousands)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)	Years Ended June 30,
	2013	2012	2011

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,320)	14,916	30,926
Beginning of period	78,673	63,757	32,831
End of period	$65,353	$78,673	$63,757
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities
Net loans transferred to real estate owned	$5,050	$7,678	$11,615
Loans securitized into mortgage-backed securities	$1,069	$4,682	$—
CASH PAID DURING THE PERIOD FOR INTEREST	$4,765	$6,114	$8,240

See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 1 - Organization and Summary of Significant Accounting Policies

Conversion and change in corporate form - On January 25, 2011, in accordance with a Plan of Conversion (Plan) adopted by its Board of Directors and as approved by its depositors and borrowers, Anchor Mutual Savings Bank (i) converted from a mutual savings bank to a stock savings bank, (ii) changed its name to “Anchor Bank” (the Bank), and (iii) became the wholly-owned subsidiary of Anchor Bancorp (the Company), a bank holding company registered with the Board of Governors of the Federal Reserve System (Federal Reserve). In connection with the conversion, the Company issued an aggregate of 2,550,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $25.5 million. The cost of conversion and the issuance of capital stock was approximately $2.3 million, which was deducted from the proceeds of the offering.

Pursuant to the Plan, the Bank’s Board of Directors adopted an employee stock ownership plan (ESOP), which subscribed for 4% of the common stock sold in the offering or 102,000 shares. As provided for in the Plan, the Bank also established a liquidation account in the amount of retained earnings as of June 30, 2010. The liquidation account will be maintained for the benefit of eligible savings account holders as of June 30, 2007 and supplemental eligible account holders as of September 30, 2010 who maintain deposit accounts in the Bank after the conversion. The conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities, and equity unchanged as a result.

General - The Company was incorporated in September 2008 as the proposed holding company for Anchor Bank in connection with the Bank’s conversion from the mutual to stock form of ownership, which was completed on January 25, 2011.

Anchor Bank is a community-based savings bank primarily serving Western Washington through its 11 full-service banking offices (including two Wal-Mart in-store locations) located within Grays Harbor, Thurston, Lewis, Mason and Pierce counties, Washington. In addition the Bank has two loan production offices located in Grays Harbor County. Anchor Bank’s business consists of attracting deposits from the public and utilizing those deposits to originate loans.

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

Principles of consolidation - The consolidated financial statements include the accounts of Anchor Bancorp and its wholly-owned subsidiary, Anchor Bank. All material intercompany accounts have been eliminated in consolidation.

Subsequent events - The Company has evaluated events and transactions subsequent to June 30, 2013 for potential recognition or disclosure.

Cash and cash equivalents - For purposes of the consolidated statement of cash flows, the Bank considers all deposits and funds in interest-bearing accounts with an original term to maturity of three months or less to be cash equivalents. The Bank maintains its cash in bank deposit accounts that, at times, may exceed the federally insured limits. The Bank has not experienced any losses in such accounts and evaluates the credit quality of these banks and financial institutions to mitigate its credit risk.

Restricted assets - Federal Reserve regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank (FRB). The amount required to be on deposit was $1,433 and $1,285 at June 30, 2013 and 2012, respectively. The Bank was in compliance with this requirement at June 30, 2013 and 2012.

Investment securities - Securities are classified as held-to-maturity when the Bank has the ability and positive intent to hold them to maturity. Securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Securities bought and held principally for the purpose of sale in the near term are classified as trading securities and are

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

carried at fair value. There were no trading securities at June 30, 2013 and 2012. Securities not classified as trading or held-to-maturity are classified as available-for-sale. Unrealized holding gains and losses on securities available-for-sale are excluded from earnings and are reported net of tax as a separate component of equity until realized. These unrealized holding gains and losses, net of tax, are also included as a component of comprehensive income. Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Amortization of premiums and accretion of discounts are recognized into interest income using the effective interest method over the period to maturity.

The Bank evaluates securities for other-than-temporary impairment on a periodic basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether the Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. In analyzing an issuer’s financial condition, the Bank may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. If the Bank does not intend to sell the security or it is not more likely than not it will be required to sell the security prior to recovery of its cost basis, the credit loss component of impairment is recognized in earnings and impairment associated with non-credit factors, such as market liquidity, is recognized in other comprehensive income net of tax. A credit loss is the difference between the cost basis of the security and the present value of cash flows expected to be collected, discounted at the security's effective interest rate at the date of acquisition. The cost basis of an other-than-temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value. However, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income. The total other-than-temporary impairment is presented in the consolidated statements of operations with a reduction for the amount of other-than-temporary impairment that is recognized in other comprehensive income, if any.

Federal Home Loan Bank stock - The Bank’s investment in FHLB stock is carried at cost, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At both June 30, 2013 and 2012, the Bank’s minimum investment requirement was $2,871. The Bank was in compliance with the FHLB minimum investment requirement at June 30, 2013 and 2012.

Management evaluates FHLB stock for impairment as needed. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, management determined that there was no impairment of FHLB stock at June 30 2013 and 2012, respectively.

Securitizations - The Bank securitizes and services interests in residential home loans. The Bank securitizes these loans through the Federal Home Loan Mortgage Corporation (FHLMC). Of the total serviced loan portfolio of $110.8 million and $124.5 million at June 30, 2013 and 2012, $37.3 million and $53.5 million, respectively, represent securitized loans. The loans have been sold without recourse, servicing retained. All principal, interest, late fees, and escrow payments are collected and remitted to the investor daily.

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Loans are considered impaired when the Company has determined that it may be unable to collect payments of principal or interest when due under the terms of the loan. In the process of identifying loans as impaired, management takes into consideration factors which include payment history and status, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case by case basis, after taking into consideration the totality of circumstances surrounding the loans and the borrowers, including payment history and amounts of any payment shortfall, length and reason for delay, and likelihood of return to stable performance. Impairment is measured on a loan by loan basis for all loans in the portfolio except for the smaller groups of homogeneous consumer loans in the portfolio.

Restructured loans- A loan is classified as a troubled debt restructuring when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include interest rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of six months to demonstrate that the borrower can meet the restructured terms. If the borrower's performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.

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

The general loan loss reserve is calculated by applying a specific loss percentage factor to the various groups of loans by loan type, based upon historic loss experience, and adjusted based upon the risk grade attached to any loan or group of loans. This portion of the allowance may be further adjusted for qualitative and environmental conditions such as changes in lending policies and procedures; experience and ability of lending staff; concentrations of credit; national, regional, and local economic conditions; and other factors including levels and trends of delinquency.

The unallocated reserve recognizes the estimation risk associated with the mathematical calculations applied in both specific and general portions of the allowance for loan loss, together with the assumption risk relative to management’s assessment of the variables included in the qualitative and environmental factors.

The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current-period operating results and decreased by the amount of charge-offs, net of recoveries. Various regulatory agencies, as part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require management to make adjustments to the allowance using judgments available to them at the time of their examination.

Loans held-for-sale - Loans originated as held-for-sale are carried at the lower of cost or market value on an aggregate basis. Net unrealized losses, if any, are recognized through a valuation allowance by a charge to income. Nonrefundable fees and direct loan origination costs related to loans held-for-sale are deferred and recognized when the loans are sold.

Real estate owned - Real estate owned (REO) and other repossessed items consist of properties or assets acquired through or in lieu of foreclosure in full satisfaction of a loan receivable, and are recorded initially at fair value of the REO properties less estimated costs of disposal with any initial losses charged to the allowance for loan losses. Costs relating to development and improvement of the properties or assets are capitalized, while costs relating to holding the properties or assets are expensed. Valuations are periodically performed by management, and a charge to earnings is recorded if the recorded value of a property exceeds its estimated fair value.

Gains or losses at the time the property is sold are charged or credited to noninterest expense in the period in which they are realized. The amounts the Bank will ultimately recover from REO may differ substantially from the carrying value of the assets because of future market factors beyond the control of the Bank or because of changes in the Bank’s strategy for recovering its investments.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Life insurance investment - The Bank is the sole beneficiary of life insurance policies that are recorded at their cash surrender value, net of any surrender charges, and cover certain key executives of the Bank. The $622, $645, and $692 of income for the years ended June 30, 2013, 2012, and 2011, respectively, is tax-exempt and included in other income.

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

Mortgage servicing rights - Mortgage servicing rights are recorded as separate assets at fair value when mortgage loans are originated and subsequently sold or securitized (and held as available-for-sale securities) with servicing rights retained. Periodically, the Bank estimates the fair value of its mortgage servicing rights based upon observed market prices.

Mortgage servicing rights are amortized in proportion to, and over, the estimated period that net servicing income will be collected. The carrying value of mortgage servicing rights is periodically evaluated in relation to estimated future cash flows to be received, and such carrying value is adjusted for indicated impairments based on management’s best estimate of the remaining cash flows. The Bank has stratified its mortgage servicing rights based on whether the loan was sold or securitized and the interest rate of the underlying loans. The Bank uses the direct write-down method for mortgage servicing rights where the serviced loan has been paid off. The mortgage servicing asset was $505 and $546 at June 30, 2013 and 2012, respectively, and is included in prepaid expenses and other assets in the consolidated statement of financial condition.

Property, premises, and equipment - Property, premises, and equipment are stated at cost less accumulated depreciation. The depreciation charged is computed on the straight-line method over estimated useful lives as follows:

Buildings	40 years
Furniture and equipment	5-10 years
Improvements	10 years
Computer equipment	3 years

Income taxes-The provision for income taxes includes current and deferred income tax expense on net income adjusted for permanent and temporary differences such as interest income on state and municipal securities and affordable housing credits. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities using enacted tax laws and rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. On a quarterly basis, management evaluates deferred tax assets to determine if these tax benefits are expected to be realized in future periods. This determination is based on facts and circumstances, including the Company's current and future tax outlook. To the extent a deferred tax asset is no longer considered “more likely than not” to be realized, a valuation allowance is established.

Marketing costs - The Bank expenses marketing costs as they are incurred. Total marketing expenses were $584, $653, and $543 for the years ended June 30, 2013, 2012, and 2011, respectively.

Financial instruments - In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Contingencies - The Company and the Bank are defendants in various legal proceedings arising in connection with its business. It is the opinion of management that the financial position and the results of operations of the Company or the Bank will not be materially adversely affected by the final outcome of the legal proceedings and that adequate provision has been made in the accompanying consolidated financial statements.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

At periodic intervals, the Washington State Department of Financial Institutions, Division of Banks (DFI) and the FDIC routinely examine the Bank’s financial statements as part of their legally prescribed oversight of the banking industry. Based on these examinations, the regulators can direct that the Bank’s financial statements be adjusted in accordance with their findings.

Employee Stock Ownership Plan (ESOP) - The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

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

Comprehensive income - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income (loss). Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale investments, are reported as a separate component of stockholders' equity.

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

Recently issued accounting pronouncements - In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. With the ASU, a company testing indefinite-lived intangibles for impairment now has the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current guidance. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements. This ASU includes amendments that identify when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement, and contains conforming amendments to the codification to reflect the measurement and disclosure requirements of Topic 820. In addition, this ASU deletes the second glossary definition of fair value that originated from AICPA Statement of Position 92-6, Accounting and Reporting by Health and Welfare Benefit Plans. The first definition originating from FASB No. 123, Share-Based Payment, and the third definition originating from FASB No. 157, Fair Value Measurements, remain. The conforming amendments to U.S. GAAP included in this ASU are generally non-substantive in nature. Many of the amendments conform wording to be consistent with the terminology in Topic 820 (e.g., revising market value and current market value to fair value, or mark-to-market to subsequently measure at fair value). The FASB does not anticipate that the amendments in this ASU will result in pervasive changes to current practice. However, certain amendments may result in a change to existing practice. For those amendments which the FASB deemed to be more substantive, transition guidance and a delayed effective date accompany them. The amendments to this ASU that will not have transition guidance were effective upon issuance. The amendments that are subject to the transition guidance were effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts of reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments in this ASU were effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU No. 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge account purposes. The amendment is effective prospectively for qualifying new or redesiginated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 is not expected to have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 2 - Supervisory Directive, Economic Environment, and Management’s Plans

Anchor Bank entered into an Order to Cease and Desist Order with the FDIC and the DFI on August 12, 2009. On September 5, 2012, the FDIC and the DFI terminated the Order and it was replaced with a Supervisory Directive.

The Order was terminated as a result of the steps Anchor Bank took in complying with the Order by reducing its level of classified assets, augmenting management and improving the overall condition of the Bank.

The Supervisory Directive contains provisions concerning: (i) the management and directors of Anchor Bank; (ii) restrictions on paying dividends; (iii) reductions of classified assets; (iv) maintaining Tier 1 capital  in an amount equal to or exceeding 10% of Anchor Bank's total assets;  (v) policies concerning the allowance for loan and lease losses (ALLL) ; and (vi) requirements to furnish a revised three-year business plan to improve Anchor Bank's profitability and progress reports to the FDIC and DFI.

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

Anchor Bank believes that it is in compliance with the requirements set forth in the Supervisory Directive.

Note 3 - Securities

The amortized cost and estimated fair market values of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Securities available-for-sale
Municipal bonds	$1,446	$10	$—	$1,456
Mortgage-backed securities:
FHLMC (1)	20,675	210	(470)	20,415
FNMA (2)	25,639	76	(744)	24,971
GNMA (3)	1,499	—	(33)	1,466
	$49,259	$296	$(1,247)	$48,308
Securities held-to-maturity
Municipal bonds	$135	$—	$—	$135
Mortgage-backed securities:
FHLMC	4,744	119	(109)	4,754
FNMA	2,931	164	(47)	3,048
GNMA	2,485	—	(106)	2,379
	$10,295	$283	$(262)	$10,316

(1) Federal Home Loan Mortgage Corporation (Freddie Mac)
(2) Federal National Mortgage Association (Fannie Mae)
(3) Government National Mortgage Association (Ginnie Mae)

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Securities available-for-sale
Municipal bonds	$1,623	$33	$—	$1,656
Mortgage-backed securities:
FHLMC	18,202	532	(88)	18,646
FNMA	28,345	169	(99)	28,415
GNMA	—	—	—	—
	$48,170	$734	$(187)	$48,717
Securities held-to-maturity
Municipal bonds	$142	$—	$—	$142
Mortgage-backed securities:
FHLMC	2,437	202	—	2,639
FNMA	3,075	277	—	3,352
GNMA	1,525	32	—	1,557
	$7,179	$511	$—	$7,690

At June 30, 2013, there were 51 securities in an unrealized loss position compare to 20 securities in an unrealized loss position at June 30, 2012. The unrealized losses on investments in debt securities relate principally to the general change in interest rates in changing market conditions and not credit quality that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities. We do expect to recover the entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of June 30, 2013 and 2012 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$9,559	$(281)	$4,760	$(189)	$14,319	$(470)
FNMA	17,904	(502)	6,077	(242)	23,981	(744)
GNMA	1,466	(33)	—	—	1,466	(33)
	$28,929	$(816)	$10,837	$(431)	$39,766	$(1,247)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$2,960	$(109)	$—	$—	$2,960	$(109)
FNMA	938	(47)	—	—	938	(47)
GNMA	2,379	(106)	—	—	2,379	(106)
	$6,277	$(262)	$—	$—	$6,277	$(262)

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$7,542	$(88)	$—	$—	$7,542	$(88)
FNMA	15,626	(99)	—	—	15,626	(99)
GNMA	—		—	—	—	—
	$23,168	$(187)	$—	$—	$23,168	$(187)

There were no held-to-maturity securities in an unrealized loss position at June 30, 2012.

Contractual maturities of securities at June 30, 2013 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	Amortized Cost	Fair Value
June 30, 2013
Securities available-for-sale
Municipal bonds:
Due within one year	$—	$—
Due after one to five years	600	610
Due five years to ten years	645	645
Due after ten years	201	201
Mortgage-backed securities:
FHLMC	20,675	20,145
FNMA	25,639	24,971
GNMA	1,499	1,466
	$49,259	$48,038

Securities held-to-maturity
Municipal bonds:
Due after ten years	$135	$135
Mortgage-backed securities:
FHLMC	4,744	4,754
FNMA	2,931	3,048
GNMA	2,485	2,379
	$10,295	$10,316

Sales, maturities, and calls of securities for the years presented are summarized as follows:

	Year Ended June 30,
	2013	2012	2011
Proceeds from sales	$996	$24,419	$3,393
Proceeds from maturities and calls	170	3,728	1,010
Gross realized gains	70	1,536	135
Gross realized loss	—	—	—

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Pledged securities at the dates indicated are summarized as follows:

	June 30, 2013		June 30, 2012
Pledged to secure:	Book Value	Fair Value	Book Value	Fair Value
Certain public deposits	$9,601	$9,557	$3,815	$4,152
Certificates of deposit in excess of FDIC-insured limits	1,573	1,514	1,163	1,249
FHLB borrowings	3,012	3,039	4,618	4,743
Federal Reserve borrowings	1,161	1,120	—	—

Note 4 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	June 30,
	2013	2012
Real estate
One-to-four family	$73,901	$82,709
Multi-family	38,425	42,032
Commercial	106,859	97,306
Construction	5,641	6,696
Land	5,330	7,062
Total real estate	230,156	235,805
Consumer
Home equity	25,835	31,504
Credit cards	4,741	5,180
Automobile	1,850	3,342
Other consumer	2,723	2,968
Total consumer	35,149	42,994

Commercial business	18,211	16,618
Total loans	283,516	295,417
Less
Deferred loan fees and unamortized discount on purchased loans	915	605
Allowance for loan losses	5,147	7,057
	$277,454	$287,755

A summary of activity in the allowance for loan losses follows:

	June 30,
	2013	2012	2011
Beginning balance	$7,057	$7,239	$16,788
Provision for losses	750	2,735	8,078
Charge-offs	(3,283)	(4,018)	(18,571)
Recoveries	623	1,101	944
	$5,147	$7,057	$7,239

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2013:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,659	$238	$578	$148	$368	$1,508	$2,558	$—	$7,057
Provision (benefit) for loan losses	7	(82)	(108)	270	163	341	108	51	750
Charge-offs	(416)	—	—	(105)	—	(1,231)	(1,531)	—	(3,283)
Recoveries	143	—	201	43	—	199	37	—	623
Ending balance	$1,393	$156	$671	$356	$531	$817	$1,172	$51	$5,147

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2012:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,980	$88	$173	$1,163	$191	$2,135	$1,509	$—	$7,239
Provision (benefit) for loan losses	646	150	958	(725)	177	548	981	—	2,735
Charge-offs	(1,465)	—	(571)	(561)	—	(1,358)	(63)	—	(4,018)
Recoveries	498	—	18	271	—	183	131	—	1,101
Ending balance	$1,659	$238	$578	$148	$368	$1,508	$2,558	$—	$7,057

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2013:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
With no allowance recorded
One-to-four family	$5,744	$6,418	$—
Multi-family	2,263	2,408	—
Commercial real estate	1,968	1,968	—
Land	464	478	—
Home equity	240	241	—
Commercial business	1,319	2,637	—
With an allowance recorded
One-to-four family	8,235	8,262	804
Land	1,122	1,122	353
Home equity	437	444	147
Commercial business	69	69	2
Total
One-to-four family	13,979	14,680	804
Multi-family	2,263	2,408	—
Commercial real estate	1,968	1,968	—
Land	1,586	1,600	353
Home equity	677	685	147
Commercial business	1,388	2,706	2
Total	$21,861	$24,047	$1,306

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
With no allowance recorded
One-to-four family	$10,510	$11,769	$—
Multi-family	2,263	2,408	—
Commercial real estate	2,745	2,757	—
Construction	4,044	4,044	—
Land	686	745	—
Home equity	276	278	—
Commercial business	2,069	2,170	—
With an allowance recorded
One-to-four family	880	880	105
Commercial business	2,670	2,678	1,780
Total
One-to-four family	11,390	12,649	105
Multi-family	2,263	2,408	—
Commercial real state	2,745	2,757	—
Construction	4,044	4,044	—
Land	686	745	—
Home equity	276	278	—
Commercial Business	4,739	4,848	1,780
Total	$26,143	$27,729	$1,885

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the year ended June 30, 2013:

	Year Ended June 30, 2013

	Average Recorded Investment	Interest Income Recognized
With no allowance recorded
One-to-four family	$9,094	$190
Multi-family	2,408	109
Commercial real estate	2,363	131
Construction	2,022	—
Land	612	25
Home equity	260	10
Commercial business	—	70
With an allowance recorded
One-to-four family	4,571	292
Land	561	64
Home equity	222	19
Commercial business	1,374	6
Total
One-to-four family	13,665	482
Multi-family	2,408	109
Commercial real estate	2,363	131
Construction	2,022	—
Land	1,173	89
Home equity	482	29
Commercial business	1,374	76
Total	$23,485	$916

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the year ended June 30, 2012:

	Year Ended June 30, 2012

	Average Recorded Investment	Interest Income Recognized
With no Allowance recorded
One-to-four family	$13,391	$477
Multi-family	1,425	97
Commercial real estate	4,980	173
Construction	5,751	45
Land	442	41
Home equity	310	7
Commercial business	3,900	96
With an Allowance recorded
One-to-four family	1,110	58
Multi-family	—	—
Commercial real estate	—	—
Construction	—	—
Home equity	—	—
Commercial business	1,534	181
Total
One-to-four family	14,501	535
Multi-family	1,425	97
Commercial real estate	4,980	173
Construction	5,751	45
Land	442	41
Home equity	310	7
Commercial Business	5,434	277
Total	$32,843	$1,175

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2013:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Ending balance	$1,393	$156	$671	$356	$531	$817	$1,172	$51	$5,147
Ending balance: individually evaluated for impairment	804	—	—	—	353	147	2	—	1,306
Ending balance: collectively evaluated for impairment	$589	$156	$671	$356	$178	$670	$1,170	$51	$3,841

Loans receivable:
Ending balance	$73,901	$38,425	$106,859	$5,641	$5,330	$35,149	$18,211	$—	$283,516
Ending balance: individually evaluated for impairment	13,979	2,263	1,968	—	1,586	677	1,388	—	21,861
Ending balance: collectively evaluated for impairment	$59,922	$36,162	$104,891	$5,641	$3,744	$34,472	$16,823	$—	$261,655

(1)	Consumer loans include home equity, credit cards, auto and other consumer loans.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Ending balance	$1,659	$238	$578	$148	$368	$1,508	$2,558	$—	$7,057
Ending balance: individually evaluated for impairment	105	—	—	—	—	—	1,780	—	1,885
Ending balance: collectively evaluated for impairment	$1,554	$238	$578	$148	$368	$1,508	$778	$—	$5,172

Loans receivable:
Ending balance	$82,709	$42,032	$97,306	$6,696	$7,062	$42,994	$16,618	$—	$295,417
Ending balance: individually evaluated for impairment	11,390	2,263	2,745	4,044	686	276	4,739	—	26,143
Ending balance: collectively evaluated for impairment	$71,319	$39,769	$94,561	$2,652	$6,376	$42,718	$11,879	$—	$269,274

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans.

The following table presents the recorded investment in nonaccrual and loans past due 90 days still on accrual by type of loans as of the dates indicated:

	June 30,
	2013	2012
One-to-four family	$4,758	$1,878
Construction	—	3,369
Land loans	734	109
Home equity	428	159
Automobile	2	66
Credit cards	18	16
Other consumer	—	1
Commercial business	219	3,124
Total	$6,159	$8,722

The table above includes $6,141 in nonaccrual and $18 in past due 90 days or more and still accruing, net of partial loan charge-offs at June 30, 2013. There were $8,667 in nonaccrual and $55 in past due 90 days or more and still accruing, net of partial loan charge-offs at June 30, 2012.

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents past due loans, net of partial loan charge-offs, by class, as of June 30, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans

One-to-four family	$1,853	$1,469	$4,758	$8,080	$65,821	$73,901
Multi-family	149	—	—	149	38,276	38,425
Commercial real estate	101	—	—	101	106,758	106,859
Construction	—	—	—	—	5,641	5,641
Land	—	38	734	772	4,558	5,330
Home equity	84	68	428	580	25,255	25,835
Credit cards	54	6	18	78	4,663	4,741
Automobile	66	—	2	68	1,782	1,850
Other consumer	32	1	—	33	2,690	2,723
Commercial business	78	52	219	349	17,862	18,211
Total	$2,417	$1,634	$6,159	$10,210	$273,306	$283,516
(1) Includes loans on nonaccrual status and loans that may be less than 90 days past due.

The following table presents past due loans, net of partial loan charge-offs, by class as of June 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans

One-to-four family	$1,787	$1,668	$1,878	$5,333	$77,376	$82,709
Multi-family	—	101	—	101	41,931	42,032
Commercial real estate	170	—	—	170	97,136	97,306
Construction	—	—	3,369	3,369	3,327	6,696
Land	149	—	109	258	6,804	7,062
Home equity	558	358	159	1,075	30,429	31,504
Credit cards	40	39	16	95	5,085	5,180
Automobile	70	—	66	136	3,206	3,342
Other consumer	68	—	1	69	2,899	2,968
Commercial business	343	142	3,124	3,609	13,009	16,618
Total	$3,185	$2,308	$8,722	$14,215	$281,202	$295,417
(1) Includes loans on nonaccrual status and loans that may be less than 90 days past due.

Credit Quality Indicators. The Bank utilizes a ten-point risk rating system and assign a risk rating for all credit exposures. The risk rating system is designed to define the basic characteristics and identify risk elements of each credit extension.

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

Credits classified as Watch are risk rated 6 and possess weaknesses that deserve management's close attention. These assets do not expose the Bank to sufficient risk to warrant adverse classification in the substandard, doubtful or loss categories. The Bank uses this rating when a material documentation deficiency exists but correction is anticipated within an acceptable time frame.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

A loan classified as Watch may have the following characteristics:

•	Acceptable asset quality, but requiring increased monitoring. Strained liquidity and less than anticipated performance. The loan may be fully leveraged.

•	Apparent management weakness, perhaps demonstrated by an irregular flow of adequate and/or timely performance information required to support the credit.

•	The borrower has a plausible plan to correct problem(s) in the near future that is devoid of material uncertainties.

•	Lacks reserve capacity, so the risk rating will improve or decline in relatively short time (results of corrective actions should be apparent within six months or less).

•	A seasoned loan with a debt service coverage ratio (“DSCR”) of less than 1.00 is not considered a pass credit.

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

•
A seasoned loan with a DSCR of greater than 1.00 is the minimum acceptable level for a “Pass Credit”. Particular attention should be paid to coverage trend analysis as a declining trend may warrant an elevated risk grade regardless of current coverage at or above the threshold.

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
A loan classified as a Loss has the following characteristics:

•
An uncollectible asset or one of such little value that it does not warrant classification as an active, earning asset. Such an asset may, however, have recovery or salvageable value, but not to the point of deferring full write off, even though some recovery may occur in the future.

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table represents the internally assigned grade as of June 30, 2013, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
Grade:
Pass	$54,534	$31,613	$88,825	$3,387	$3,665	$23,554	$4,663	$1,635	$2,614	$12,417	$226,907
Watch	2,832	3,536	8,659	—	429	941	60	214	61	612	17,344
Special Mention	7,587	1,013	5,977	2,254	111	308	—	—	48	4,677	21,975
Substandard	8,948	2,263	3,398	—	1,125	1,032	18	1	—	505	17,290
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$73,901	$38,425	$106,859	$5,641	$5,330	$25,835	$4,741	$1,850	$2,723	$18,211	$283,516

The following table represents the credit risk profile based on payment activity as of June 30, 2013, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
Performing	$69,143	$38,425	$106,859	$5,641	$4,596	$25,407	$4,723	$1,848	$2,723	$17,992	$277,375
Nonperforming (1)	4,758	—	—	—	734	428	18	2	—	219	6,159
Total	$73,901	$38,425	$106,859	$5,641	$5,330	$25,835	$4,741	$1,850	$2,723	$18,211	$283,516
(1) Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

The following table represents the internally assigned grade as of June 30, 2012, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total

Grade:
Pass	$65,706	$28,122	$71,660	$1,064	$6,159	$29,234	$5,085	$3,177	$2,840	$8,405	$221,452
Watch	2,932	2,243	10,326	—	149	1,160	79	95	76	552	17,612
Special Mention	2,738	9,404	9,088	1,280	—	509	—	4	51	492	23,566
Substandard	11,333	2,263	6,232	4,352	754	601	16	66	1	4,853	30,471
Doubtful	—	—	—	—	—	—	—	—	—	2,316	2,316
Total	$82,709	$42,032	$97,306	$6,696	$7,062	$31,504	$5,180	$3,342	$2,968	$16,618	$295,417

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table represents the credit risk profile based on payment activity as of June 30, 2012, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total

Performing	$80,831	$42,032	$97,306	$3,327	$6,953	$31,345	$5,164	$3,276	$2,967	$13,494	$286,695
Nonperforming (1)	1,878	—	—	3,369	109	159	16	66	1	3,124	8,722
Total	$82,709	$42,032	$97,306	$6,696	$7,062	$31,504	$5,180	$3,342	$2,968	$16,618	$295,417

(1)	Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

Troubled Debt Restructure. At June 30, 2013 and June 30, 2012, troubled debt restructured loans (“TDRs”), included in impaired loans above, totaled $17.5 million and $15.1 million, respectively and $3.6 million with $1.2 million currently in nonaccrual, respectively. Restructured loans are an option that the Bank uses to minimize risk of loss and are a concession granted to a borrower experiencing financial difficulties that it would not otherwise consider. The modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank's best interest. At June 30, 2013, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.
The Bank has utilized a combination of rate and term modifications for its TDRs.
The following table represents TDRs by accrual versus nonaccrual status and by loan class as of June 30, 2013:

	June 30, 2013
	Accrual Status	Nonaccrual Status	Total Modifications

One-to-four family	$9,221	$3,479	$12,700
Multi-family	2,263	—	2,263
Construction	391	—	391
Land	502	—	502
Home equity	288	157	445
Commercial business	1,168	—	1,168
Total	$13,833	$3,636	$17,469

The following table represents TDRs by accrual versus nonaccrual status and by loan class as of June 30, 2012:

	June 30, 2012
	Accrual Status	Nonaccrual Status	Total Modifications

One-to-four family	$9,552	$1,201	$10,753
Multi-family	2,263	—	2,263
Construction	571	—	571
Land	74	—	74
Home equity	151	—	151
Commercial business	1,300	—	1,300
Total	$13,911	$1,201	$15,112

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents new TDRs by type of modification that occurred during the year ended June 30, 2013:

Pre-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications

One-to-four family	22	$—	$—	$—	$7,381	$7,381
Land	1	—	—	—	429	429
Home equity	4	—	—	—	299	299
Total	27	$—	$—	$—	$8,109	$8,109

Post-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications

One-to-four family	22	$—	$—	$—	$7,179	$7,179
Land	1	—	—	—	429	429
Home equity	4	—	—	—	301	301
Total	27	$—	$—	$—	$7,909	$7,909

The following table presents new TDRs by type of modification that occurred during the year ended June 30, 2012:

Pre-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications

One-to-four family	9	$—	$—	$—	$2,743	$2,743
Multi-family	1	—	—	—	2,410	2,410
Commercial business	1	—	—	—	104	104
Total	11	$—	$—	$—	$5,257	$5,257

Post-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications

One-to-four family	9	$—	$—	$—	$2,314	$2,314
Multi-family	1	—	—	—	2,263	2,263
Commercial business	1	—	—	—	90	90
Total	11	$—	$—	$—	$4,667	$4,667

The following table below represents TDRs modified within the previous 12 months for which there was a payment default during the year ended June 30, 2013 and the total of payments default for the past 12 months:

	Number of Contracts	For the Year Ended June 30, 2013
Post TDR investment
One-to-four family	7	$4,635
Land	1	73
Home equity	2	136
Commercial business	2	399
Total	12	$5,243

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table below represents TDRs modified within the previous 12 months for which there was a payment default during the year ended June 30, 2012 and the total of payments default for the past 12 months:

	Number of Contracts	For the Year Ended June 30, 2012
Post TDR investment
One-to-four family	1	$187
Total	1	$187

Note 5 - Real Estate Owned, net

The following table is a summary of real estate owned for the years ended June 30, 2013 and 2012:

	Year Ended June 30,

	2013	2012

Balance at the beginning of the period	$6,708	$12,597
Net loans transferred to real estate owned	5,050	7,678
Capitalized improvements	793	163
Sales	(4,852)	(11,236)
Impairments	(1,487)	(2,494)
Balance at the end of the period	$6,212	$6,708

Note 6 - Property, Premises, and Equipment

Property, premises, and equipment owned by the Bank are summarized as follows:

	June 30,
	2013	2012
Land	$2,323	$2,323
Building and improvements	16,485	17,252
Furniture and fixtures	6,338	6,539
Automobiles	293	293
Software	1,242	1,244
Leasehold improvements	37	22
	26,718	27,673
Less accumulated depreciation and amortization	(15,324)	(15,460)
Property, premises, and equipment, net of depreciation and amortization	$11,394	$12,213

Depreciation and amortization expense for the years ended June 30, 2013, 2012, and 2011, was $946, $924 and $1,111, respectively.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 7 - Deposits

Deposits consist of the following:

	June 30,
	2013		2012
	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$39,713	12.1%	$37,941	11.0%
Interest-bearing demand deposits, weighted-average rate of .08% and .33% in 2013 and 2012, respectively	20,067	6.1	16,434	4.8
Savings deposits, weighted-average rate of .23% in 2013 and .56% in 2012	36,518	11.1	36,475	10.5
Money market accounts, weighted-average rate of .27% and .66% in 2013 and 2012, respectively	82,603	25.1	83,750	24.2
Certificates of deposit
0.00 to 3.49%	121,358	36.9	139,685	40.4
3.50 to 5.49%	28,325	8.6	31,513	9.1
Total of certificates of deposit	149,683	45.6	171,198	49.5
Total deposits	$328,584	100.0%	$345,798	100.0%
Certificates of deposit in denominations of $100 or more were $70,259 and $74,298 at June 30, 2013 and 2012, respectively. Interest on certificates of deposit in denominations of $100 or more totaled $1,701, $1,860, and $2,285 for the years ended June 30, 2013, 2012, and 2011, respectively. Included in deposits at June 30, 2013 and 2012, were $8,042 and $8,028, respectively, of public funds. There were no brokered deposits at June 30, 2013 or 2012.

As of June 30, 2013, certificates mature as follows:

Year Ended June 30,
Amount

2014	$51,733
2015	18,496
2016	9,434
2017	10,098
Thereafter	59,922
$149,683

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 8 - Borrowings

The Bank is a member of the FHLB of Seattle. Based on eligible collateral, consisting of loans at June 30, 2013 and 2012, the total amount available under this line of credit was $79,203 and $108,146, respectively. The total balance of loans pledged at June 30, 2013 and 2012 was $123,807 and $170,913, respectively.  The total balance of advances outstanding was $64,900 at both June 30, 2013 and 2012. The net remaining amounts available as of June 30, 2013 and 2012 were $14,304 and $43,246, respectively. Borrowings generally provide for interest at the then-current published rates. FHLB advances (at weighted-average interest rates of 1.91% and 1.91% at June 30, 2013 and 2012, respectively) and lines of credit are scheduled to mature as follows:

	June 30,
	2013	2012
One year or less	$47,400	$—
After one year through three years	17,500	64,900
	$64,900	$64,900

Advances from FHLB are collateralized by all FHLB stock owned by the Bank, deposits with the FHLB, certain investments, and all loans as described in the Advances, Pledge, and Security Agreement with the FHLB. The maximum and average outstanding advances and lines of credit from the FHLB are as follows:

	June 30,
	2013	2012
Highest outstanding advances at month-end for the previous 12 months	$64,900	$74,900
Average outstanding	$64,900	$73,242

The Bank also maintains a short-term borrowing line with the Federal Reserve with total credit based on eligible collateral. As of June 30, 2013, the Bank had a borrowing capacity of $1.1 million, of which none was outstanding.

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

Compensation expense related to the ESOP for the years ended June 30, 2013 and 2012 was $95,000 and $56,000, respectively.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Shares held by the ESOP as of the dates indicated are as follows:

	June 30,
	2013	2012

Allocated shares	16,433	9,633
Unallocated shares	85,567	92,367
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,435	$955

Note 10 - Supplemental Executive Retirement Plan (SERP)

On July 1, 2002, the Bank implemented a nonqualified SERP for the benefit of senior officers and directors of the Bank. The SERP entitles these individuals to receive defined benefits upon their retirement or death based on the appreciation in Bank value. The Bank appreciation value will be the difference between the last trading day in March 2013 and 2012. On January 1, 2004, the SERP was amended to provide that a participant’s SERP unit shall be valued at no less than 90%, and no more than 125%, of the participant’s SERP unit as of the preceding valuation date. The value of the participant’s SERP unit is based upon the stock value of the Bank. The accrual for the deferred compensation owed under the SERP is based upon the net present value of the vested benefits expected to be paid under the SERP. The Bank recognized $61, $88, and $(53) in compensation cost (benefit) related to the SERP for the years ended June 30, 2013, 2012, and 2011, respectively. The SERP liability totaled $1,703 and $1,764 at June 30, 2013 and 2012, respectively.

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

	For the Year Ended June 30,
	2013	2012	2011
Net loss	$(255)	$(1,712)	$(8,024)
Weighted-average common shares outstanding	2,461,033	2,454,233	2,448,675
Basic loss per share	$(0.10)	$(0.70)	$(3.28)
Diluted loss per share	$(0.10)	$(0.70)	$(3.28)

There were no antidilutive options at or for the years ended June 30, 2013, 2012 and 2011.

Note 12 - Related Party Transactions

During the normal course of business, the Bank originates loans to directors, committee members, and senior management. Such loans are granted with interest rates, terms, and collateral requirements substantially the same as those for all other customers.

Loans to directors, executive officers, and their affiliates are subject to regulatory limitations. Such loans had aggregate balances are as follows and were within regulatory limitations:

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	June 30,
	2013	2012
Total loans	$228	$254
Total deposits	$1,980	$2,736

Note 13 - Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).

The Bank’s actual capital accounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013
Total capital (to risk-weighted assets)	$56,289	18.0%	$25,060	8.0%	$31,325	10.0%
Tier I capital (to risk-weighted assets)	52,450	16.7	12,530	4.0	18,795	6.0
Tier I leverage capital (to average assets)	52,450	11.4	18,358	4.0	22,947	5.0

As of June 30, 2012
Total capital (to risk-weighted assets)	$56,143	18.2%	$24,634	8.0%	$30,792	10.0%
Tier I capital (to risk-weighted assets)	52,254	17.0	12,317	4.0	18,475	6.0
Tier I leverage capital (to average assets)	52,254	10.9	19,094	4.0	23,867	5.0

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 11.7%, 17.2% and 18.4%, respectively, as of June 30, 2013. As of June 30, 2012, these ratios were 11.3%, 17.5% and 18.8%, respectively.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 14 - Income Taxes

Provision for income tax includes the following components:

	Year Ended June 30,
	2013	2012	2011
Current	$—	$—	$178
Deferred	—	—	(178)
Total	$—	$—	$—

Retained earnings at June 30, 2013 and 2012, included $5,500 in tax-basis bad debt reserves for which no income tax liability has been recorded. In the future, if this tax-basis bad debt reserve is used for purposes other than to absorb bad debts, or if legislation is enacted requiring recapture of all tax-basis bad debt reserves, the Bank will incur a federal tax liability at the then-prevailing corporate tax rate.

A reconciliation of the provision (benefit) for income tax based on statutory corporate tax rates on pre-tax income and the provision shown in the accompanying consolidated statement of operations at the dates indicated is summarized as follows:

	Amount	Percent of Pre-Tax Income
June 30, 2013
Income taxes computed at statutory rates	$(86)	(34.0)%
Tax-exempt income	(239)	(94.0)
Deferred tax asset valuation allowance	303	119.0
Other, net	22	9.0
Benefit for income tax	$—	—%
June 30, 2012
Income taxes computed at statutory rates	$(582)	(34.0)%
Tax-exempt income	(254)	(94.0)
Deferred tax asset valuation allowance	823	118.6
Other, net	13	9.4
Benefit for income tax	$—	—%
June 30, 2011
Income taxes computed at statutory rates	$(2,999)	(34.0)%
Tax-exempt income	(283)	(3.2)
Deferred tax asset valuation allowance	3,259	37.0
Other, net	23	0.2
Benefit for income tax	$—	—%

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The components of net deferred tax assets and liabilities at the dates indicated are summarized as follows:

	June 30,
	2013	2012
Deferred tax assets
Allowance for loan losses	$3,624	$4,273
AMT credit carryforward	198	198
Deferred compensation - SERP	570	591
Securities impairment charge	340	340
Net operating loss carryforward	4,329	3,385
Real estate owned	1,360	1,511
Unrealized loss on securities available-for-sale	323	—
Accumulated depreciation	271	131
Total deferred tax assets	11,015	10,429
Deferred tax liabilities
Deferred loan fees and costs	372	392
FHLB stock dividends	1,073	1,073
Mortgage servicing rights	172	186
Unrealized gain on securities available-for-sale	—	186
Other common, net	156	162
Total deferred tax liabilities	1,773	1,999

Net deferred tax asset, before valuation allowance	9,242	8,430
Valuation allowance	8,687	7,875
Net deferred tax asset, after valuation allowance	$555	$555

Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, the Company recorded a valuation allowance of $8,687 and $7,875 at June 30, 2013 and 2012, respectively.

As of June 30, 2013, the Company had a federal net operating loss carryforwards totaling $12,734 and Oregon net operating loss carryforwards of $858, which can be used to offset future taxable income. The net operating losses begin to expire in 2031 for federal and 2023 for Oregon. The Company’s net operating loss carryforwards may be subject to limitations under Internal Revenue Code Section 382. The Company has not completed a study to assess whether the change of control has occurred.

The Company had no uncertain tax positions at June 30, 2013, 2012, and 2011. The Company recognizes interest accrued on and penalties related to uncertain tax positions in tax expense. During the years ended June 30, 2013, 2012, and 2011, the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal and Oregon state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2009.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 15 – Parent Company Financials

Presented below are the condensed statement of financial condition, statement of operations, and statement of cash flows for Anchor Bancorp.

ANCHOR BANCORP STATEMENT OF FINANCIAL CONDITION

	June 30, 2013	June 30, 2012
ASSETS
Cash	$510	$798
ESOP loan	856	924
Investment in bank subsidiary	50,979	52,284
Prepaid and other assets	23	18
Total assets	$52,368	$54,024
LIABILITIES
Total liabilities	$—	$—
STOCKHOLDERS’ EQUITY
Common stock	$25	$25
Additional paid-in-capital	23,229	23,202
Retained earnings, substantially restricted	31,491	31,746
Unearned ESOP shares	(856)	(924)
Accumulated other comprehensive income (loss), net of tax	(1,521)	(25)
Total stockholders’ equity	$52,368	$54,024
Total liabilities and stockholders’ equity	$52,368	$54,024

ANCHOR BANCORP STATEMENT OF OPERATIONS

	Year Ended June 30, 2013	Year Ended June 30, 2012	Year Ended June 30, 2011
Operating income
Interest income ESOP loan	$30	$32	$14
Total operating income	30	32	14
Operating expenses
Legal expense	164	162	48
Accounting expense	47	71	10
Professional fee	76	54	35
Management fee	73	73	25
General and administrative	22	27	—
Total operating expenses	382	387	118
Loss before income tax benefit and equity in undistributed loss of subsidiary	(352)	(355)	(104)
Income tax expense (benefit)	—	—	—
Loss before equity in undistributed loss of subsidiary	(352)	(355)	(104)
Equity in undistributed income (loss) in subsidiary	97	(1,357)	(8,716)
Net loss	$(255)	$(1,712)	$(8,820)

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

ANCHOR BANCORP CONDENSED STATEMENT OF CASH FLOWS

	For the Year Ended June 30, 2013	For the Year Ended June 30, 2012	For the Year Ended June 30, 2011
Cash flows from operating activities
Net loss	$(255)	$(1,712)	(8,820)
Adjustments to reconcile net loss to net cash from operating activities
Prepaid expenses	(41)	(18)	—
Equity in undistributed income (loss) of Anchor Bank	(97)	1,357	8,716
Net cash used by operating activities	(393)	(373)	(104)
Cash flows from financing activities
Issuance of common stock net of offering costs	—	—	23,212
Dividend paid to bank subsidiary	—	—	(22,033)
Principal and interest repayments on ESOP loan	95	96	—
Net cash provided by investing activities	95	96	1,179
Net change in cash and cash equivalents	(298)	(277)	1,075
Cash and cash equivalents at beginning of period	798	1,075	—
Cash and cash equivalents at end of period	$500	$798	1,075

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

The following financial instruments were outstanding whose contract amounts represent credit risk at June 30, 2013:

	Amount of Commitment Expiration - Per Period

	Total Amounts Committed (2)	Due in One Year
Commitments to originate loans (1)	$275	$275
Line of Credit
Fixed rate (3)	3,452	1,908
Adjustable rate	22,194	5,827
Undisbursed balance of loans closed	25,646	7,735
Total balance	$25,921	$8,010

(1) Interest rates on fixed rate loans range from 2.75% to 2.875%.
(2) At June 30, 2013 there were $51 in reserves for unfunded commitments.
(3) Includes standby letters of credit.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following financial instruments were outstanding whose contract amounts represent credit risk at June 30, 2012:

	Amount of Commitment Expiration - Per Period

	Total Amounts Committed (2)	Due in One Year
Commitments to originate loans (1)	$1,205	$1,205
Line of Credit
Fixed rate (3)	3,444	3,444
Adjustable rate	20,333	20,333
Undisbursed balance of loans closed	$23,777	$23,777
Total balance	$24,982	$24,982

(1) Interest rates on fixed rate loans range from 2.875% to 3.875%.
(2) At June 30, 2012 there were no reserves for unfunded commitments.
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

Contingent liabilities for sold loans - In the ordinary course of business, the Bank sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Bank may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Bank has no commitment to repurchase the loan. The Bank has recorded no reserve to cover loss exposure related to these guarantees. The principal balance of loans sold without recourse as of June 30, 2013 and 2012, was $110.8 million and $124.5 million, respectively. The Bank repurchased no loans for the year ended June 30, 2013, no loans for the year ended June 30, 2012, and two loans during the year ended June 30, 2011.

Operating lease commitment - The Bank leases space for branches and operations located in Hoquiam, Shelton, and Puyallup, Washington. These leases run for periods ranging from three to five years. All leases require the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitments for the next five years are as follows:

Year Ended June 30,	Amount
2014	$109
2015	$91
2016	$56
2017	$56
2018	$51

Rental expense charged to operations was $238, $260, and $302 for the years ended June 30, 2013, 2012, and 2011, respectively.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 17 - Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly. The following table shows the Bank's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	June 30, 2013
	Level 1	Level 2	Level 3	Total

Municipal bonds	$—	$1,456	$—	$1,456
Mortgage-backed securities:
FHLMC	—	20,415	—	20,415
FNMA	—	24,971	—	24,971
GNMA	—	1,466	—	1,466

	June 30, 2012
	Level 1	Level 2	Level 3	Total

Municipal bonds	$—	$1,656	$—	$1,656
Mortgage-backed securities:
FHLMC	—	18,646	—	18,646
FNMA	—	28,415	—	28,415
GNMA	—	—	—	—

Assets and liabilities measured at fair value on a nonrecurring basis - Assets and liabilities are considered to be fair valued on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet. Generally, a nonrecurring valuation is the result of the application of other accounting pronouncements that require assets or liabilities to be assessed for impairment or recorded at the lower of cost or fair value. The following table presents the Bank's assets measured at fair value on a nonrecurring basis at the dates indicated:

	June 30, 2013
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)

Impaired loans (1)	$—	$—	$21,861	$21,861	$(1,306)
Real estate owned	—	—	6,212	6,212	(3,447)
Loans held for sale	222	—	—	222	—

(1)	The balance disclosed for impaired loans represents the impaired loans where fair value is less than unpaid principal prior to impairment at June 30, 2013.

	June 30, 2012
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)

Impaired loans (1)	$—	$—	$26,143	$26,143	$(1,885)
Real estate owned	—	—	6,708	6,708	(5,381)
Loans held for sale	312	—	—	312	—

(1)	The balance disclosed for impaired loans represents the impaired loans where fair value is less than unpaid principal prior to impairment at June 30, 2012.

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

The fair value of real estate owned properties is measured at the lower of their carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisal of the property, resulting in Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

The fair value of loans held for sale is based on quoted market prices obtained from FHLMC or from direct sales to other third parties. FHLMC quotes are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

The following table presents quantitative information about Level 3 fair value instruments measured at fair value on a recurring and non-recurring basis.

	June 30, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired loans	$21,861	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 49% (9%)
Real estate owned	$6,212	Fair value of collateral	Discount applied to the obtained appraisal	0% - 90% (22%)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Bank's financial instruments as of June 30, 2013 and June 30, 2012.  For short-term financial assets such as cash and due from banks, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as demand deposits, savings, and money market, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	June 30, 2013					June 30, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount	Fair Value

Financial Instruments-Assets
Cash and cash equivalents	$65,353	$65,353	$65,353	$—	$—	$78,673	$78,673
Securities available-for-sale	48,308	48,308	—	48,308	—	48,717	48,717
Securities held-to-maturity	10,295	10,316	—	10,316	—	7,179	7,690
FHLB stock	6,278	6,278	—	6,278	—	6,510	6,510
Loans held for sale	222	222	222	—	—	312	312
Loans	277,454	272,777	—	—	272,777	287,755	273,122
Life insurance investment	18,879	18,879	—	18,879	—	18,257	18,257
Accrued interest receivable	1,583	1,583	—	1,583	—	1,532	1,532

Financial Instruments-Liabilities
Demand deposits, savings and money market	$178,901	$178,901	$178,901	$—	$—	$174,600	$174,600
Certificates of deposit	149,683	148,808	—	148,808	—	171,198	168,467
FHLB advances	64,900	65,426	—	65,426	—	64,900	66,465
Advance payments by borrowers taxes and insurance	791	791	791	—	—	562	562
Supplemental Executive Retirement Plan	1,703	1,703	—	—	1,703	1,764	1,764
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash and cash equivalents - For cash, the carrying amount is a reasonable estimate of fair value.
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
Commitments - Commitments to extend credit represent the principal categories of off-balance-sheet financial instruments. The fair values of these commitments are not material since they are for a short period of time and are subject to customary credit terms.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2013 was effective.

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

(c)      Changes in Internal Controls: There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not applicable.

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
Nomination Procedures. There have been no material changes to the procedures by which shareholders may recommend nominees to the Company's Board of Directors.
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
The Company has not established any equity compensation plans as of June 30, 2013.

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

2. Financial Statement Schedules.

All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in Part II, Item 8 of this Form 10-K.

3. Exhibits:

Exhibits are available from the Company by written request.

3.1     Articles of Incorporation (1)
3.2     Amended and Restated Bylaws (2)
4.1    Form of Stock Certificate of the Company (1)
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
21     Subsidiaries of Registrant
31.1     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2     Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32    Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act
101     The following materials from Anchor Bancorp's Annual Report on Form 10-K for the year ended
June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statement of Financial Condition; (2) Consolidated Statement of Operations; (3) Consolidated Statement of Comprehensive Loss; (4) Consolidated Statement of Stockholders' Equity; (5) Consolidated Statement of Cash Flows; and (6) Notes to Consolidated Financial Statements (4)
___________________
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

ANCHOR BANCORP

September 13, 2013	By:/s/Jerald L. Shaw
Jerald L. Shaw
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/Jerald L. Shaw	September 13, 2013
Jerald L. Shaw President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/Terri L. Degner	September 13, 2013
Terri L. Degner Chief Financial Officer and Director (Principal Financial and Accounting Officer)

By: /s/Robert D. Ruecker	September 13, 2013
Robert D. Ruecker
Chairman of the Board and Director

By: /s/Douglas A. Kay	September 13, 2013
Douglas A. Kay
Director

By: /s/George W. Donovan	September 13, 2013
George W. Donovan
Director

By: /s/ William K. Foster	September 13, 2013
William K. Foster
Director

By: /s/ Reid A. Bates	September 13, 2013
Reid A. Bates
Director