Form 10-K/A
period 2013-06-30
Anchor Bancorp
filed 2013-09-27
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________

FORM 10-K/A

Amendment No. One

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 2013                     or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

Anchor Bancorp  (the “Company”) is filing this Amendment No. One on Form 10-K/A (this “Amendment”)  to include additional information concerning the executive officers of the Company contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, which was filed with Securities and Exchange Commission on September 13, 2013 (the “Original Filing”).  The Company is also including new certifications of the Company’s chief executive officer and of the Company’s chief financial officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350) as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Filing. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Filing. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. This Amendment, together with the Original Filing, constitutes the Registrants’ Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

(i)

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

anagement believes that it uses the best information available to determine the allowance for loan losses.  However, unforeseen market conditions could result in adjustments to the allowance for loan losses and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

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

Executive Officers of Anchor Bancorp.  The following table sets forth information regarding the executive officers of the Company and the Bank:

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

Gregory H. Schultz, is an Executive Vice President of Anchor Bancorp, a position he has held since January 2011.  Mr. Schultz also is an Executive Vice President and Chief Lending Officer of Anchor Bank,  positions he has held since October 2010 and May 2008, respectively.  Prior to his appointment as Executive Vice President of Anchor Bank, Mr. Schultz had served as Senior Vice President since joining Anchor Bank in February 2008.  In his current capacity, Mr. Schultz serves on many Bank committees, including Chair of the Executive Loan and Problem Asset committees, and  as a member of the Executive Management, Senior Management, Risk Management, ALCO, IT, and Loan Policy committees.  Mr. Schultz has more than 37 years of experience in banking and finance, beginning as a collector in 1974 with a subsidiary of Bank of America.  His career includes three years in consumer lending, four years in the thrift industry, and 30 years in community and regional commercial banking, working in Utah, Idaho, Nevada and Washington. Prior to joining Anchor Bank in February 2008, Mr. Schultz was the Senior Commercial Lending Officer for Silverstate Bank from May 2007 through January 2008, and was previously employed by Community Bank of Nevada for ten years in a variety of positions, including most recently as Chief Lending Officer.  Mr. Schultz earned an Associate of Arts Degree in Speech and Drama from Treasure Valley Community College and has extensive training in most aspects of banking including accounting, credit, law, sales, marketing, valuation, management and administration.  Mr. Schultz also participates as a volunteer for charitable organizations, including Relay for Life and Rebuilding Together, and participates in community fund raising activities for Habitat for Humanity, the Kiwanis Club and the Chamber of Commerce. Mr. Schultz initiated personal bankruptcy proceedings  in Washington State in September 2013 and in connection therewith he  filed a Chapter 13, wage-earner plan. His first meeting with creditors is scheduled for mid-October as he works to resolve this situation.

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

3. Exhibits:

               Exhibits are available from the Company by written request.

3.1	Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate of the Company (1)
10.1	Form of Anchor Bank Employee Severance Compensation Plan (1)
10.2	Anchor Bank Phantom Stock Plan (1)
10.3	Form of 401(k) Retirement Plan (1)
14	Code of Ethics (3)
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*
31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*
101	The following materials from Anchor Bancorp's Annual Report on Form 10-K for the year ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statement of Financial Condition; (2) Consolidated Statement of Operations; (3) Consolidated Statement of Comprehensive Loss; (4) Consolidated Statement of Stockholders' Equity; (5) Consolidated Statement of Cash Flows; and (6) Notes to Consolidated Financial Statements (4)*

        ___________________
*	Filed with Original Filing
(1)	Filed on October 24, 2008, as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-154734) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 13, 2011 and incorporated herein by reference.
(3)	The Company elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.anchornetbank.com.
(4)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR BANCORP

September 27, 2013	By:/s/Jerald L. Shaw
Jerald L. Shaw
President, Chief Executive Officer and Director
(Duly Authorized Representative)