Form 10-Q
period 2013-09-30
Anchor Bancorp
filed 2013-11-06
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 6, 2013, there were 2,550,000, shares of common stock, $.01 par value per share, outstanding.

ANCHOR BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiary, unless the context indicates otherwise.  When we refer to “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, the wholly owned subsidiary of Anchor Bancorp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands, except share data) (Unaudited)	September 30, 2013	June 30, 2013
ASSETS
Cash and cash equivalents	$21,591	$65,353
Securities available-for-sale, at fair value, amortized cost of $45,979 and $49,259	45,231	48,308
Securities held-to-maturity, at amortized cost, fair value of $9,733 and $10,316	9,709	10,295
Loans held for sale	—	222
Loans receivable, net of allowance for loan losses of $4,941 and $5,147	280,667	277,454
Bank owned life insurance investment, net of surrender charges	19,021	18,879
Accrued interest receivable	1,589	1,583
Real estate owned, net	5,766	6,212
Federal Home Loan Bank ("FHLB") stock, at cost	6,220	6,278
Property, premises, and equipment, at cost, less accumulated depreciation of $15,422 and $15,324	11,369	11,394
Deferred tax asset, net	555	555
Prepaid expenses and other assets	1,569	5,646
Total assets	$403,287	$452,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$42,507	$39,713
Interest-bearing	283,469	288,871
Total deposits	325,976	328,584

FHLB advances	17,500	64,900
Advance payments by borrowers for taxes and insurance	1,390	791
Supplemental Executive Retirement Plan liability	1,688	1,703
Accounts payable and other liabilities	4,145	3,833
Total liabilities	350,699	399,811
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value per share, authorized 45,000,000 shares; 2,550,000 issued and 2,466,133 outstanding at September 30, 2013 and 2,550,000 shares issued and 2,464,433 outstanding at June 30, 2013, respectively	25	25
Additional paid-in capital	23,241	23,229
Retained earnings, substantially restricted	31,479	31,491
Unearned Employee Stock Ownership Plan ("ESOP") shares	(839)	(856)
Accumulated other comprehensive loss, net of tax	(1,318)	(1,521)
Total stockholders’ equity	52,588	52,368
Total liabilities and stockholders’ equity	$403,287	$452,179

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,

	2013	2012
Interest income:
Loans receivable, including fees	$4,321	$4,745
Securities	57	61
Mortgage-backed securities	259	474
Total interest income	4,637	5,280
Interest expense:
Deposits	773	990
FHLB advances	270	313
Total interest expense	1,043	1,303
Net interest income before provision for loan losses	3,594	3,977
Provision for loan losses	—	300
Net interest income after provision for loan losses	3,594	3,677
Noninterest income
Deposit service fees	377	391
Other deposit fees	200	189
Loan fees	149	185
(Loss) gain on sale of loans	(17)	177
Bank owned life insurance investment	143	163
Other income	115	267
Total noninterest income	967	1,372
Noninterest expense
Compensation and benefits	2,006	2,135
General and administrative expenses	798	819
Real estate owned impairment	360	235
Real estate owned holding costs	77	185
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	142	162
Information technology	428	360
Occupancy and equipment	464	539
Deposit services	136	189
Marketing	162	127
Gain on sale of property, premises and equipment	(5)	—
Loss on sale of real estate owned	5	20
Total noninterest expense	4,573	4,771
(Loss) income before provision for income taxes	(12)	278
Provision for income taxes	—	—
Net (loss) income	$(12)	$278
Basic (loss) earnings per share	$0.00	$0.11
Diluted (loss) earnings per share	$0.00	$0.11

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)	Three Months Ended September 30,

	2013	2012
NET (LOSS) INCOME	$(12)	$278
OTHER COMPREHENSIVE (LOSS) INCOME, net of income tax
Unrealized holding losses on available-for-sale securities during the period	203	128
Other comprehensive income net of income tax	203	128
COMPREHENSIVE INCOME	$191	$406

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(12)	$278
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	155	243
Net amortization of premiums on securities	192	39
Provision for loan losses	—	300
ESOP expense	29	20
Real estate owned impairment	360	235
Income from bank owned life insurance investment	(143)	(163)
Loss (gain) on sale of loans	17	(177)
Originations of loans held for sale	(4,623)	(7,296)
Proceeds from sale of loans held for sale	4,827	6,357
Gain on sale of property, premises, and equipment	(5)	—
Loss on sale of real estate owned	5	20
(Decrease) Increase in operating assets and liabilities:
Accrued interest receivable	(6)	(178)
Prepaid expenses, other assets, and income tax receivable	4,077	917
Supplemental Executive Retirement Plan	(15)	(41)
Accounts payable and other liabilities	312	2,593
Net cash provided by operating activities	5,170	3,147
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	—	(4,526)
Purchase of held-to-maturity investments	—	(1,354)
Principal repayments on mortgage-backed securities available-for-sale	3,090	3,967
Principal repayments on mortgage-backed securities held-to-maturity	566	600
Loan originations, net of undisbursed loan proceeds and principal repayments	(3,658)	(685)
Proceeds from sale of real estate owned	967	1,677
Capital improvements on real estate owned	(363)	(30)
Proceeds from sale of property, premises, and equipment	5	—
Purchase of fixed assets	(130)	(23)
Net cash provided by (used in) investing activities	477	(374)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(2,608)	(8,229)
Net change in advance payments by borrowers for taxes and insurance	599	568
Repayment of FHLB advances	(47,400)	—
Net cash used in financing activities	$(49,409)	$(7,661)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(43,762)	$(4,888)
Beginning of period	65,353	78,673
End of period	$21,591	$73,785

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,

	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities
Net loans transferred to real estate owned	$523	$676
Loans securitized into mortgage-backed securities	$—	$1,069
Cash paid during the period for interest	$1,095	$1,305

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

Anchor Bank is a community-based savings bank primarily serving Western Washington through its 11 full-service bank offices (including two Wal-Mart store locations) within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, Washington.  In addition we have two loan production offices located in Grays Harbor County.  Anchor Bank’s business consists of attracting deposits from the public and utilizing those deposits to originate loans.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2013 (“2013 Form 10-K”). The results of operations for the three months ended September 30, 2013 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2014. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported net income (loss) or equity.

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

Note 4 - Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU No. 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge account purposes. The amendment is effective prospectively for qualifying new or redesiginated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 did not have a material impact on the Company's consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	For the Three Months Ended September 30,
	2013	2012
	(Dollars in thousands, except share data)
Net (loss) income	$(12)	$278
Weighted-average common shares outstanding	2,465,283	2,458,483
Basic earnings per share	$0.00	$0.11
Diluted earnings per share	$0.00	$0.11

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no antidilutive options at or for the three months ended September 30, 2013 and 2012.

Note 7 - Investments

The amortized cost and estimated fair market values of investment securities as of September 30, 2013 and June 30, 2013, were as follows:

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$1,444	$11	$—	$1,455
Mortgage-backed securities:
FHLMC (1)	19,438	190	(384)	19,244
FNMA (2)	23,693	73	(620)	23,146
GNMA (3)	1,404	—	(18)	1,386
	$45,979	$274	$(1,022)	$45,231
Securities held-to-maturity
Municipal bonds	$133	$—	$—	$133
Mortgage-backed securities:
FHLMC	4,433	111	(101)	4,443
FNMA	2,677	140	(43)	2,774
GNMA	2,466	—	(83)	2,383
	$9,709	$251	$(227)	$9,733
(1) Federal Home Loan Mortgage Corporation ("Freddie Mac")
(2) Federal National Mortgage Association ("Fannie Mae")
(3) Government National Mortgage Association ("Ginnie Mae")

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$1,446	$10	$—	$1,456
Mortgage-backed securities:
FHLMC	20,675	210	(470)	20,415
FNMA	25,639	76	(744)	24,971
GNMA	1,499	—	(33)	1,466
	$49,259	$296	$(1,247)	$48,308
Securities held-to-maturity
Municipal bonds	$135	$—	$—	$135
Mortgage-backed securities:
FHLMC	4,744	119	(109)	4,754
FNMA	2,931	164	(47)	3,048
GNMA	2,485	—	(106)	2,379
	$10,295	$283	$(262)	$10,316

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were 51 securities in an unrealized loss position at both September 30, 2013 and June 30, 2013. The unrealized losses on investments in mortgage-backed securities relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities. We do expect to recover the entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of September 30, 2013 and June 30, 2013, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	8,029	(205)	5,327	(179)	13,356	(384)
FNMA	11,908	(252)	10,255	(368)	22,163	(620)
GNMA	1,386	(18)	—	—	1,386	(18)
	$21,323	$(475)	$15,582	$(547)	$36,905	$(1,022)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	2,860	(101)	—	—	2,860	(101)
FNMA	914	(43)	—	—	914	(43)
GNMA	2,383	(83)	—	—	2,383	(83)
	$6,157	$(227)	$—	$—	$6,157	$(227)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	9,559	(281)	4,760	(189)	14,319	(470)
FNMA	17,904	(502)	6,077	(242)	23,981	(744)
GNMA	1,466	(33)	—	—	1,466	(33)
	$28,929	$(816)	$10,837	$(431)	$39,766	$(1,247)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	2,960	(109)	—	—	2,960	(109)
FNMA	938	(47)	—	—	938	(47)
GNMA	2,379	(106)	—	—	2,379	(106)
	$6,277	$(262)	$—	$—	$6,277	$(262)

Contractual maturities of securities at September 30, 2013 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

September 30, 2013	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Due within one year	$—	$—
Due after one to five years	600	608
Due after five to ten years	645	648
Due after ten years	199	199
Mortgage-backed securities:
FHLMC	19,438	19,244
FNMA	23,693	23,146
GNMA	1,404	1,386
	$45,979	$45,231

Securities held-to-maturity
Due after ten years	$133	$133
Mortgage-backed securities:
FHLMC	4,433	4,443
FNMA	2,677	2,774
GNMA	2,466	2,383
	$9,709	$9,733

There were no sales, maturities, and calls for the three months ended September 30, 2013 and 2012.

Pledged securities for the dates indicated are summarized as follows:

	September 30, 2013		June 30, 2013
Pledged to secure:	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Public deposits	$8,897	$8,889	$9,601	$9,557
Certificates of deposit in excess of FDIC-insured limits	—	—	1,573	1,514
FHLB borrowings	2,671	2,702	3,012	3,039
Federal Reserve borrowings	1,152	1,125	1,161	1,120

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Loans Receivable, net

Loans receivable consisted of the following at the dates indicated:

	September 30, 2013	June 30, 2013
	(In thousands)
Real estate
One-to-four family	$71,440	$73,901
Multi-family	45,011	38,425
Commercial	105,710	106,859
Construction	9,735	5,641
Land	5,118	5,330
Total real estate	237,014	230,156
Consumer
Home equity	24,570	25,835
Credit cards	4,175	4,741
Automobile	1,688	1,850
Other consumer	3,039	2,723
Total consumer	33,472	35,149

Commercial business	16,197	18,211
Total loans	286,683	283,516
Less
Deferred loan fees and unamortized
discount on purchased loans	1,075	915
Allowance for loan losses	4,941	5,147
	$280,667	$277,454

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2013:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 9/30/13
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,393	$156	$671	$356	$531	$817	$1,172	$51	$5,147
Provision (benefit) for loan losses	208	50	(206)	(158)	(88)	251	(57)	—	—
Charge-offs	(199)	—	—	—	—	(298)	(21)	—	(518)
Recoveries	52	—	209	8	—	30	13	—	312
Ending balance	$1,454	$206	$674	$206	$443	$800	$1,107	$51	$4,941

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2012:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 9/30/12
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,659	$238	$578	$148	$368	$1,508	$2,558	$—	$7,057
Provision (benefit) for loan losses	(160)	7	14	68	(40)	182	229	—	300
Charge-offs	(95)	—	—	—	—	(499)	(181)	—	(775)
Recoveries	21	—	4	18	—	52	3	—	98
Ending balance	$1,425	$245	$596	$234	$328	$1,243	$2,609	$—	$6,680

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2013:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$6,004	$6,639	$—
Multi-family	2,263	2,408	—
Commercial real estate	1,951	1,951	—
Land	309	323	—
Home equity	224	219	—
Commercial business	375	455	—
With an allowance recorded
One-to-four family	$8,613	$8,639	$845
Land	1,121	1,121	355
Home equity	304	312	111
Commercial business	62	62	2
Total
One-to-four family	$14,617	$15,278	$845
Multi-family	2,263	2,408	—
Commercial real estate	1,951	1,951	—
Land	1,430	1,444	355
Home equity	528	531	111
Commercial business	437	517	2
Total	$21,226	$22,129	$1,313

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2013:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$5,744	$6,418	$—
Multi-family	2,263	2,408	—
Commercial real estate	1,968	1,968	—
Land	464	478	—
Home equity	240	241	—
Commercial business	1,319	2,637	—
With an allowance recorded
One-to-four family	$8,235	$8,262	$804
Land	1,122	1,122	353
Home equity	437	444	147
Commercial business	69	69	2
Total
One-to-four family	$13,979	$14,680	$804
Multi-family	2,263	2,408	—
Commercial real state	1,968	1,968	—
Land	1,586	1,600	353
Home equity	677	685	147
Commercial business	1,388	2,706	2
Total	$21,861	$24,047	$1,306

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three months ended September 30, 2013:

	Three Months Ended September 30, 2013

	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded
One-to-four family	$6,192	$31
Multi-family	2,336	31
Commercial real estate	1,960	20
Land	394	6
Home equity	230	2
Commercial business	887	8
With an allowance recorded
One-to-four family	$8,437	$97
Land	1,122	7
Home equity	375	2
Commercial business	66	2
Total
One-to-four family	$14,629	$128
Multi-family	2,336	31
Commercial real estate	1,960	20
Land	1,516	13
Home equity	605	4
Commercial business	953	10
Total	$21,999	$206

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three months ended September 30, 2012:

	Three Months Ended September 30, 2012

	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no Allowance recorded
One-to-four family	$10,396	$104
Multi-family	2,314	20
Commercial real estate	5,501	64
Construction	4,081	19
Land	574	7
Home equity	243	2
Commercial business	2,140	25
With an Allowance recorded
One-to-four family	$1,331	$23
Home equity	50	—
Commercial business	2,491	—
Total
One-to-four family	$11,727	$127
Multi-family	2,314	20
Commercial real estate	5,501	64
Construction	4,081	19
Land	574	7
Home equity	293	2
Commercial Business	4,631	25
Total	$29,121	$264

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2013:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$1,454	$206	$674	$206	$443	$800	$1,107	$51	$4,941
Ending balance: individually evaluated for impairment	845	—	—	—	355	111	2	—	1,313
Ending balance: collectively evaluated for impairment	$609	$206	$674	$206	$88	$689	$1,105	$51	$3,628

Loans receivable:
Ending balance	$71,440	$45,011	$105,710	$9,735	$5,118	$33,472	$16,197	$—	$286,683
Ending balance: individually evaluated for impairment	14,617	2,263	1,951	—	1,430	528	437	—	21,226
Ending balance: collectively evaluated for impairment	$56,823	$42,748	$103,759	$9,735	$3,688	$32,944	$15,760	$—	$265,457

(1)	Consumer loans include home equity, credit cards, auto and other consumer loans.

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

Nonaccrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual when, in management's opinion, the borrower may be unable to meet payment of obligations as they become due, as well as when required by regulatory provisions.

The following table presents the recorded investment in nonaccrual and loans past due 90 days still on accrual by type of loans as of the dates indicated:

	September 30, 2013	June 30, 2013
	(In thousands)
One-to-four family	$5,075	$4,758
Land loans	774	734
Home equity	299	428
Automobile	—	2
Credit cards	29	18
Commercial business	—	219
Total	$6,177	$6,159

The table above includes $6,148 in nonaccrual, net of partial loan charge-offs at September 30, 2013. There were $6,141 in nonaccrual, net partial loan charge-offs at June 30, 2013.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class, as of September 30, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$1,557	$1,219	$5,075	$7,851	$63,589	$71,440
Multi-family	—	154	—	154	44,857	45,011
Commercial real estate	—	1,951	—	1,951	103,759	105,710
Construction	—	—	—	—	9,735	9,735
Land	—	87	774	861	4,257	5,118
Home equity	320	81	299	700	23,870	24,570
Credit cards	68	56	29	153	4,022	4,175
Automobile	37	—	—	37	1,651	1,688
Other consumer	85	7	—	92	2,947	3,039
Commercial business	—	72	—	72	16,125	16,197
Total	$2,067	$3,627	$6,177	$11,871	$274,812	$286,683
    (1) Includes loans on nonaccrual status and loans that may be less than 90 days past due.

The following table presents past due loans, net of partial loan charge-offs, by type as of June 30, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$1,853	$1,469	$4,758	$8,080	$65,821	$73,901
Multi-family	149	—	—	149	38,276	38,425
Commercial real estate	101	—	—	101	106,758	106,859
Construction	—	—	—	—	5,641	5,641
Land	—	38	734	772	4,558	5,330
Home equity	84	68	428	580	25,255	25,835
Credit cards	54	6	18	78	4,663	4,741
Automobile	66	—	2	68	1,782	1,850
Other consumer	32	1	—	33	2,690	2,723
Commercial business	78	52	219	349	17,862	18,211
Total	$2,417	$1,634	$6,159	$10,210	$273,306	$283,516
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

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table represents the internally assigned grade as of September 30, 2013, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$51,955	$36,199	$88,829	$9,735	$3,521	$21,820	$4,023	$1,536	$2,883	$11,353	$231,854
Watch	2,752	6,395	8,525	—	427	1,469	123	152	103	379	20,325
Special Mention	8,796	154	4,980	—	396	429	—	—	53	3,547	18,355
Substandard	7,937	2,263	3,376	—	774	852	29	—	—	918	16,149
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$71,440	$45,011	$105,710	$9,735	$5,118	$24,570	$4,175	$1,688	$3,039	$16,197	$286,683

The following table represents the credit risk profile based on payment activity as of September 30, 2013, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Performing	$66,365	$45,011	$105,710	$9,735	$4,344	$24,271	$4,146	$1,688	$3,039	$16,197	$280,506
Nonperforming (1)	5,075	—	—	—	774	299	29	—	—	—	6,177
Total	$71,440	$45,011	$105,710	$9,735	$5,118	$24,570	$4,175	$1,688	$3,039	$16,197	$286,683
(1) Loans that are more than 90 days past due and still accruing and nonaccrual loans are considered nonperforming.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the internally assigned grade as of June 30, 2013, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$54,534	$31,613	$88,825	$3,387	$3,665	$23,554	$4,663	$1,635	$2,614	$12,417	$226,907
Watch	2,832	3,536	8,659	—	429	941	60	213	61	612	17,343
Special Mention	7,587	1,013	5,977	2,254	111	308	—	—	48	4,677	21,975
Substandard	8,948	2,263	3,398	—	1,125	1,032	18	2	—	505	17,291
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$73,901	$38,425	$106,859	$5,641	$5,330	$25,835	$4,741	$1,850	$2,723	$18,211	$283,516

The following table represents the credit risk profile based on payment activity as of June 30, 2013, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Performing	$69,143	$38,425	$106,859	$5,641	$4,596	$25,407	$4,723	$1,848	$2,723	$17,992	$277,357
Nonperforming (1)	4,758	—	—	—	734	428	18	2	—	219	6,159
Total	$73,901	$38,425	$106,859	$5,641	$5,330	$25,835	$4,741	$1,850	$2,723	$18,211	$283,516

(1)	Loans that are more than 90 days past due and still accruing and nonaccrual loans are considered nonperforming.

Troubled Debt Restructure. At September 30, 2013 and June 30, 2013, troubled debt restructured loans (“TDRs”), included in impaired loans above, totaled $17.0 million with $3.7 million in nonaccrual and $17.5 million with $1.2 million in nonaccrual, respectively. Restructured loans are an option that the Bank uses to minimize risk of loss and are a concession granted to a borrower experiencing financial difficulties that it would not otherwise consider. The modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank's best interest. At September 30, 2013, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.
The following table represents TDR loans by accrual versus nonaccrual status and by loan class as of September 30, 2013:

	September 30, 2013
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$9,553	$3,578	$13,131
Multi-family	2,263	—	2,263
Land	736	—	736
Home equity	291	156	447
Commercial business	437	—	437
Total	$13,280	$3,734	$17,014

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents TDR loans by accrual versus nonaccrual status and by loan class as of June 30, 2013:

	June 30, 2013
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$9,221	$3,479	$12,700
Multi-family	2,263	—	2,263
Construction	391	—	391
Land	502	—	502
Home equity	288	157	445
Commercial business	1,168	—	1,168
Total	$13,833	$3,636	$17,469

The following table presents new TDR loans by type of modification that occurred during the three months ended September 30, 2013:

Pre-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(Dollars in thousands)
One-to-four family	3	$—	$—	$—	$481	$481
Total	3	$—	$—	$—	$481	$481

Post-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combination Modifications	Total Modifications
	(Dollars in thousands)
One-to-four family	3	$—	$—	$—	$501	$501
Total	3	$—	$—	$—	$501	$501

The following table presents new TDR loans by type of modification that occurred during the three months ended September 30, 2012:

Pre-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combo Modifications	Total Modifications
	(Dollars in thousands)
One-to-four family	5	$—	$—	$—	$1,338	$1,338
Total	5	$—	$—	$—	$1,338	$1,338

Post-TDR recorded investment	Number of Contracts	Rate Modifications	Term Modifications	Payment Modifications	Combo Modifications	Total Modifications
	(Dollars in thousands)
One-to-four family	5	$—	$—	$—	$1,287	$1,287
Total	5	$—	$—	$—	$1,287	$1,287

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table below represents loans modified as a TDR within the previous 12 months for which there was a payment default during the periods presented:

	Three Months Ended September 30,

	2013	2012
	(In thousands)
One-to-four family	$372	$684
Total	$372	$684

Note 9 - Real Estate Owned, net

The following table is a summary of real estate owned for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,

	2013	2012
	(In thousands)
Balance at the beginning of the period	$6,212	$6,708
Net loans transferred to real estate owned	523	676
Capitalized improvements	363	30
Sales	(972)	(1,697)
Impairments	(360)	(235)
Balance at the end of the period	$5,766	$5,482

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

Compensation expense related to the ESOP for the three months ended September 30, 2013 and 2012 was $28,747 and $19,833, respectively.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shares held by the ESOP as of the dates indicated are as follows:

	September 30, 2013	June 30, 2013
	(Dollars in thousands)
Allocated shares	18,133	16,433
Unallocated shares	83,867	85,567
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,450	$1,435

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

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended September 30, 2013.The following table shows the Company's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$1,455	$—	$1,455
Mortgage-backed securities:
FHLMC	—	19,244	—	19,244
FNMA	—	23,146	—	23,146
GNMA	—	1,386	—	1,386

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$1,456	$—	$1,456
Mortgage-backed securities:
FHLMC	—	20,415	—	20,415
FNMA	—	24,971	—	24,971
GNMA	—	1,466	—	1,466

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans (1)	$—	$—	$21,226	$21,226
Real estate owned	$—	$—	$5,766	$5,766
Loans held for sale	$—	$—	$—	$—

(1)	The balance disclosed for impaired loans represents the impaired loans where fair value is less than unpaid principal prior to impairment at September 30, 2013.

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans (1)	$—	$—	$21,861	$21,861
Real estate owned	$—	$—	$6,212	$6,212
Loans held for sale	$222	$—	$—	$222

(1)	The balance disclosed for impaired loans represents the impaired loans where fair value is less than unpaid principal prior to impairment at June 30, 2013.

The fair value of real estate owned properties is generally based on third party appraisal of the property, resulting in Level 3 classification.
The following table presents quantitative information about Level 3 fair value instruments measured at fair value on a recurring basis:

	September 30, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Average Discount
	(Dollars in thousands)
Impaired Loans	$21,226	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 4% (4%)
Real estate owned	$5,766	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 90% (37%)

	June 30, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Average Discount
	(Dollars in thousands)
Impaired Loans	$21,861	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 49% (9%)
Real estate owned	$6,212	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 90% (22%)

Commitments to extend credit represent the principal categories of off-balance-sheet financial instruments. The fair values of these commitments are not material since they are for a short period of time and are subject to customary credit terms.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of September 30, 2013 and June 30, 2013:

	September 30, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$21,591	$21,591	$21,591	$—	$—
Securities available-for-sale	45,231	45,231	—	45,231	—
Securities held-to-maturity	9,709	9,733	—	9,733	—
FHLB stock	6,220	6,220	—	6,220	—
Loans held for sale	—	—	—	—	—
Loans	280,667	276,146	—	—	276,146
Bank owned life insurance investment	19,021	19,021	—	19,021	—
Accrued interest receivable	1,589	1,589	—	—	1,589

Financial Instruments-Liabilities
Demand deposits, savings and money market	$179,977	$179,977	$179,977	$—	$—
Certificates of deposit	145,999	145,058	—	145,058	—
FHLB advances	17,500	17,951	—	17,951	—
Advance payments by borrowers taxes and insurance	1,390	1,390	1,390	—	—
Supplemental Executive Retirement Plan	1,688	1,688	—	—	1,688

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$65,353	$65,353	$65,353	$—	$—
Securities available-for-sale	48,308	48,308	—	48,308	—
Securities held-to-maturity	10,295	10,316	—	10,316	—
FHLB stock	6,278	6,278	—	6,278	—
Loans held for sale	222	222	222	—	—
Loans	277,454	272,777	—	—	272,777
Bank owned life insurance investment	18,879	18,879	—	18,879	—
Accrued interest receivable	1,583	1,583	—	1,583	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	178,901	178,901	178,901	—	—
Certificates of deposit	149,683	148,808	—	148,808	—
FHLB advances	64,900	65,426	—	65,426	—
Advance payments by borrowers taxes and insurance	791	791	791	—	—
Supplemental Executive Retirement Plan	1,703	1,703	—	—	1,703
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
Bank owned life insurance investment - The carrying amount is a reasonable estimate of its fair value.
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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

•
our compliance with regulatory enforcement actions, including the requirements and restrictions of the Supervisory Directive the Bank entered into with the DFI and the possibility that the Bank will be unable to fully comply with this enforcement action which could result in the imposition of additional requirements or restrictions;

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

Some of these and other factors are discussed in our 2013 Form10-K under Item 1A. “Risk Factors.” Such developments could have an adverse impact on our financial position and results of operations.

Any of the forward-looking statements that we make in this quarterly report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. Because of these and other uncertainties, our actual results for fiscal year 2014 and beyond may differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

Background and Overview

Anchor Bancorp is a bank holding company which primarily engages in the business activity of its subsidiary, Anchor Bank. Anchor Bank is a community-based savings bank primarily serving Western Washington through our 11 full-service banking offices (including two Wal-Mart store locations) within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, Washington. In addition we have two loan production offices located in Grays Harbor County. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers. Historically, lending activities have been primarily directed toward the origination of one-to-four family construction, commercial real estate and consumer loans. Since 1990, we have also offered commercial real estate loans and multi-family loans primarily in Western Washington.

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

Anchor Bank entered into the Order with the FDIC and the Washington DFI on August 12, 2009. Anchor Bank became subject to the Order primarily because of its increased level of nonperforming assets, reduced capital position and pre-tax operating losses in 2010 and 2009. On September 5, 2012, Anchor Bank's regulators, the FDIC and the DFI terminated the Order and the Bank became subject to a Supervisory Directive. The Order was terminated as a result of the steps Anchor Bank took in complying with the Order and reducing its level of classified assets, augmenting management and improving the overall condition of the Bank. The Bank believes that it is in compliance with the requirements set forth in the Supervisory Directive.

Additional information regarding the Supervisory Directive is included in Note 5 to the Selected Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q and Item 1A. “Risk Factors - Compliance with Regulatory Restrictions” in the 2013 Form10-K.
Correcting the problems identified in the Order has had a resulting impact on our financial condition and results of operations. We have reduced our asset size and sold relatively high yielding performing fixed rate single family loans. Also, because of the reduced demand for commercial real estate loans, we have sold these loans at a discount. Although the reduction in asset size and loan sales have helped us preserve our capital and maximize our regulatory capital ratios, these actions have also negatively impacted our operating results, including reducing our net interest income in recent periods.
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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, we carried a valuation allowance of $8.7 million at September 30, 2013. The tax provision for the period is equal to the net change in the net deferred tax asset from the beginning to the end of the period, less amounts applicable to the change in value related to securities available for sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from deferred loan fees and costs, mortgage servicing rights, loan loss reserves and dividends received from the FHLB of Seattle. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

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

Comparison of Financial Condition at September 30, 2013 and June 30, 2013

General. Total assets decreased by $48.9 million, or 10.8%, to $403.3 million at September 30, 2013 from $452.2 million at June 30, 2013. The decrease in assets during this period was primarily a result of cash and cash equivalents decreasing $43.8 million or 67.0% as we used our excess cash to repay $47.4 million of maturing FHLB advances, and to increase our loans receivable, net, by $3.2 million, or 1.2% since June 30, 2013. Total liabilities decreased $49.1 million or 12.3% to $350.7 million at September 30, 2013 compared to $399.8 million at June 30, 2013 primarily due to the decrease in FHLB advances. Total deposits decreased $2.6 million, or 0.8%, to $326.0 million at September 30, 2013 from $328.6 million at June 30, 2013 primarily as a result of decreases in certificates of deposit.

Assets. The following table details the increases and decreases in the composition of the Company's assets from June 30, 2013 to September 30, 2013:

	Balance at September 30, 2013	Balance at June 30, 2013	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$21,591	$65,353	$(43,762)	(67.0)%
Mortgage-backed securities, available-for-sale	43,776	46,852	(3,076)	(6.6)
Mortgage-backed securities, held to maturity	9,576	10,160	(584)	(5.7)
Loans receivable, net of allowance for loan losses	280,667	277,454	3,213	1.2
Real estate owned, net	5,766	6,212	(446)	(7.2)

Mortgage-backed securities available-for-sale decreased $3.1 million, or 6.6%, to $43.8 million at September 30, 2013 from $46.9 million at June 30, 2013. Mortgage-backed securities held-to-maturity decreased $584,000 or 5.7%, to $9.6 million at September 30, 2013 from $10.2 million at June 30, 2013. The decreases in these portfolios were primarily the result of contractual principal repayments.

Loans receivable, net, increased $3.2 million or 1.2% to $280.7 million at September 30, 2013 from $277.5 million at June 30, 2013 as a result of new loan production exceeding principal reductions, transfers to real estate owned ("REO") and loan charge-offs. Multi-family loans increased $6.6 million or 17.1% to $45.0 million at September 30, 2013 from $38.4 million at June 30, 2013. Construction and land loans increased $3.9 million or 35.4% to $14.9 million at September 30, 2013 from $11.0 million at June 30, 2013. Commercial real estate loans decreased $1.2 million or 1.1% to $105.7 million at September 30, 2013 from $106.9 million at June 30, 2013 and one-to-four family loans decreased $2.5 million or 3.4% to $71.4 million from $73.9 million at June 30, 2013. Commercial business loans decreased $2.0 million or 11.0% to $16.2 million at September 30, 2013 from $18.2 million at June 30, 2013. The decrease was primarily due to one large $1.1 million loan paying off during the quarter, a payment of $219,000 from a bankruptcy, and normal fluctuations in revolving business lines of credit. Consumer loans decreased $1.7 million or 4.8% to $33.5 million at September 30, 2013 from $35.1 million at June 30, 2013 as consumers continue to reduce their debt. The demand for consumer loans has been modest during the current economic uncertainty.

As of September 30, 2013, the Company had 17 properties in REO with an aggregate book value of $5.8 million compared to 21 properties with an aggregate book value of $6.2 million at June 30, 2013, and 42 properties with an aggregate book value of$5.5 million at September 30, 2012. The decrease in number of properties during the quarter ended September 30, 2013 was primarily attributable to ongoing sales of residential properties. During the quarter ended September 30, 2013, the Company sold four residential real estate properties located in Washington State for $411,000, two in Oregon for $381,000, and one commercial real estate property in Washington State for $180,000, resulting in an aggregate loss of $5,000. The largest of the REO properties at September 30, 2013 had an aggregate book value of $3.7 million and consisted of commercial real estate property located in Pierce County, Washington. At September 30, 2013, the Company owned 10 one-to-four family residential properties with an aggregate book value of $1.6 million, four vacant land parcels with an aggregate book value of $123,000, and three parcels of commercial real estate with an aggregate book value of $4.0 million. Our REO properties are located in Pierce County, southwest Washington and the greater Portland area of northwest Oregon, with 15 of the parcels in Washington and the remaining two in Oregon.

Liabilities. Total liabilities decreased $49.1 million between June 30, 2013 and September 30, 2013, primarily as the result of a $47.4 million or 73.0% decrease in Federal Home Loan Bank advances.

Deposits decreased $2.6 million, or 0.8%, to $325.9 million at September 30, 2013 from $328.6 million at June 30, 2013. Our core deposits, which consist of all deposits other than certificates of deposit increased by $1.1 million or 0.6% to $180.0 million from $178.9 million at June 30, 2013.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at September 30, 2013	Balance at June 30, 2013	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$42,507	$39,713	$2,794	7.0%
Interest-bearing demand deposits	19,177	20,067	(890)	(4.4)
Money market accounts	80,270	82,603	(2,333)	(2.8)
Savings deposits	38,023	36,518	1,505	4.1
Certificates of deposit	145,999	149,683	(3,684)	(2.5)
Total deposit accounts	$325,976	$328,584	$(2,608)	(0.8)%

Stockholders' Equity. Total stockholders' equity increased $220,000 or 0.42% to $52.6 million at September 30, 2013 from $52.4 million at June 30, 2013. The increase was primarily due to a $203,000 decrease in accumulated other comprehensive loss related to our unrealized losses on securities available-for-sale. Accumulated other comprehensive loss was $1.3 million at September 30, 2013 as compared to of $1.5 million at June 30, 2013.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

General. Net loss for the three months ended September 30, 2013 was $12,000 or $0.00 per diluted share compared to a net income of $278,000 or $0.11 per diluted share for the three months ended September 30, 2012.

Net Interest Income. Net interest income before the provision for loan losses decreased $383,000, or 9.6%, to $3.6 million for the quarter ended September 30, 2013 from $4.0 million for the quarter ended September 30, 2012.

The Company's net interest margin decreased seven basis points to 3.61% for the quarter ended September 30, 2013 from 3.68% for the comparable period in 2012 as the average yield on interest-earning assets decreased 24 basis points to 4.65% for the quarter ended September 30, 2013 compared to the 4.89% for the same period in the prior year. The decrease was primarily due to the decrease in the yield of loans receivable, net, which decreased 37 basis points to 6.03% during the quarter ended September 30, 2013 compared to 6.40% for the same period in the prior year. The average cost of interest-bearing liabilities decreased 17 basis points to 1.24% for the quarter ended September 30, 2013 compared to 1.41% for the same period in the prior year primarily due to the renewal of certificates of deposit at currently low interest rates and the reduction in the balance of these higher costing deposits. All these declines are primarily due to the low interest rate environment.

The following table sets forth the changes to our net interest income for the three months ended September 30, 2013 compared to the same period in 2012. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(264)	$(160)	$(424)
Mortgage-backed securities	(227)	12	(215)
Investment securities, FHLB stock and cash and cash equivalents	14	(18)	(4)
Total net change in income on interest-earning assets	$(477)	$(166)	$(643)
Interest-bearing liabilities:
Savings deposits	$(15)	$1	$(14)
Interest-bearing demand deposits	(4)	—	(4)
Money market accounts	(49)	—	(49)
Certificates of deposit	(44)	(107)	(151)
FHLB advances	23	(65)	(42)
Total net change in expense on interest-bearing liabilities	(89)	(171)	(260)
Total increase (decrease) in net interest income	$(388)	$5	$(383)

Interest Income. Total interest income for the three months ended September 30, 2013 decreased $643,000 or 12.2%, to $4.6 million, from $5.3 million for the three months ended September 30, 2012. The decrease during the period was primarily attributable to the declines in the average balance of loans receivable, net, and the average yield earned on both loans and mortgage-backed securities. The average yield on loans receivable, net, decreased 37 basis points to 6.03% for the three months ended September 30, 2013 compared to 6.40% for the same period in the prior year. Average loans receivable, net, declined $10.0 million during the quarter ended September 30, 2013 compared to the same quarter last year. The average yield on mortgage-backed securities decreased 165 basis points to 1.88% for the three months ended September 30, 2013 compared to 3.53% for the same period in the prior year.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013		2012		Increase/(Decrease) in Interest and Dividend Income from 2012
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$286,452	6.03%	$296,466	6.40%	$(424)
Mortgage-backed securities	55,100	1.88	53,735	3.53	(215)
Investment securities	1,588	5.04	1,795	4.90	(2)
FHLB stock	6,268	0.13	6,505	—	2
Cash and cash equivalents	49,359	0.28	73,264	0.21	(4)
Total interest-earning assets	$398,767	4.65%	$431,765	4.89%	$(643)

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual. Calculated net of deferred loan fees and loans in process.

Interest Expense. Interest expense decreased $260,000 or 20.0%, to $1.0 million for the three months ended September 30, 2013 from $1.3 million for the three months ended September 30, 2012. The decrease during the period was primarily attributable to the reduction of the average balances of certificates of deposit and FHLB advances and in the average rate paid for most interest-bearing liabilities over that time period, especially certificates of deposit. The average cost of certificates of deposit decreased 12 basis points to 1.97% for the three months ended September 30, 2013 compared to 2.09% for the same period of the prior year while the average balance of these deposits declined $20.5 million or 12.2% to $147.9 million for the current quarter. This decrease was also due to a 23 basis point decline in the average cost of money market accounts. Average interest-bearing liabilities decreased $31.9 million or 8.6% to $337.2 million for the three months ended September 30, 2013 compared to $369.1 million for the same period in 2012.

The following table details average balances, cost of funds and the change in interest expense for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013		2012		Increase/(Decrease) in Interest Expense from 2012
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$37,430	0.15%	$36,323	0.31%	$(14)
Interest-bearing demand deposits	17,844	0.04	16,747	0.14	(4)
Money market deposits	82,751	0.15	82,808	0.38	(49)
Certificates of deposit	147,899	1.97	168,358	2.09	(151)
FHLB advances	51,281	2.11	64,900	1.92	(42)
Total interest-bearing liabilities	$337,205	1.24%	$369,136	1.41%	$(260)

Provision for Loan Losses. In connection with its analysis of the loan portfolio, management determined that no provision for loan losses was required for the three months ended September 30, 2013 compared to the $300,000 provision for loan losses established for the same period last year. The decrease in the provision during this period was primarily a result of some stabilization in the general economy and local real estate market as well as the decline in the level of nonperforming and classified loans and net loan charge-offs. Net loan charge-offs were $206,000 during the three months ended September 30, 2013 as compared to $677,000 for the same fiscal quarter last year. Nonperforming loans, those loans which are 90 days past due or on nonaccrual status, were $6.2 million or 1.5% of total assets, at September 30, 2013 compared to $8.5 million, or 1.8% of total assets, at September 30, 2012. The ratio of nonperforming loans to total loans was 2.2% at September 30, 2013 compared to 2.9% at September 30, 2012. Total classified loans decreased $15.2 million or 48.6% to $16.1 million at September 30, 2013 compared to $31.3 million at September 30, 2012.

Management considers the allowance for loan losses at September 30, 2013 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by our regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The provision for loan losses is impacted by the historical performance and current risk factors associated with each loan type in our portfolio.  As we increase the loan portfolio, we anticipate an increase in the allowance for loan losses based upon both portfolio growth and the risk characteristics associated with the respective portfolio type.

The following table details activity and information related to the allowance for loan losses at and for the three months ended September 30, 2013 and 2012:

	At or For the Three Months Ended September 30,

	2013	2012
	(Dollars in thousands)
Provision for loan losses	$—	$300
Net charge-offs	206	677
Allowance for loan losses	4,941	6,680
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.7%	2.3%
Nonaccrual and 90 days or more past due loans still accruing	$6,177	$8,525
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	80.0%	78.4%
Nonaccrual and 90 days or more past due loans and still accruing as a percentage of loans receivable at the end of the period	2.2%	2.9%
Total loans	$286,683	$294,982

We continue to actively restructure our delinquent loans when feasible so our borrowers can continue to make payments while minimizing the Company's potential loss. As of September 30, 2013 and September 30, 2012 there were 49 and 33 loans, respectively, with aggregate net principal balances of $17.0 million, and $15.4 million, respectively, that we have identified as TDRs. At September 30, 2013 and September 30, 2012 there were $3.7 million, and $695,000, respectively, of TDRs included in nonaccrual loans.

Noninterest Income. Noninterest income decreased $405,000 or 29.5%, to $967,000 for the three months ended September 30, 2013 from $1.4 million for the same quarter in 2012. The following table provides a detailed analysis of the changes in the components of noninterest income for the three months ended September 30, 2013 compared to the same period in 2012:

	Three Months Ended September 30,		Increase (decrease)

	2013	2012	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$377	$391	$(14)	(3.6)%
Other deposit fees	200	189	11	5.8
Loan fees	149	185	(36)	(19.5)
Gain on sale of loans	(17)	177	(194)	(109.6)
Bank owned life insurance investment	143	163	(20)	(12.3)
Other income	115	267	(152)	(56.9)
Total noninterest income	$967	$1,372	$(405)	(29.5)%

The decrease in noninterest income was attributable to a $194,000 decline in gain on sale of loans to a loss on sale of loans of $17,000 for the quarter ended September 30, 2013 compared to a $177,000 gain on sale of loans for quarter ended September 30, 2012, and other income decreasing $152,000 or 56.9% due primarily to the decrease in secondary market activity. These decreases were partially offset by an increase of $11,000 for other deposit fees for the quarter ended September 30, 2013 compared to the same quarter of 2012.

Noninterest Expense. For the three months ended September 30, 2013, noninterest expense decreased $198,000 or 4.2%, to $4.6 million from $4.8 million for the three months ended September 30, 2012. The following tables provide an analysis of the changes in the components of noninterest expense for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Increase (decrease)

	2013	2012	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$2,006	$2,135	$(129)	(6.0)%
General and administrative expenses	798	819	(21)	(2.6)
Real estate owned impairment	360	235	125	53.2
Real estate holding costs	77	185	(108)	(58.4)
FDIC Insurance premium	142	162	(20)	(12.3)
Information technology	428	360	68	18.9
Occupancy and equipment	464	539	(75)	(13.9)
Deposit services	136	189	(53)	(28.0)
Marketing	162	127	35	27.6
Gain on sale of property, premises and equipment	(5)	—	(5)	(100.0)
Loss on sale of real estate owned	5	20	(15)	(75.0)
Total noninterest expense	$4,573	$4,771	$(198)	(4.2)%

The decrease was primarily due to compensation and benefits expense decreasing $129,000 or 6.0% to $2.0 million from $2.1 million as we realized the savings from the closure of two Wal-Mart branches during the past year. REO holding costs decreased $108,000 or 58.4% to $77,000 from $185,000 during the quarter ended September 30, 2013 compared to September 30, 2012, reflecting the decrease in the number of our REO properties which was offset by an increase in REO impairment expense of $125,000 or 53.2% to $360,000 from $235,000 during the same quarter last year. The majority of the increase in impairment expense was attributed to aggregate impairments of $215,000 for four one-to-four family REO properties in Oregon.

Provision (benefit) for Income Tax. As a result of uncertainties surrounding our realization of additional deferred tax assets, we did not record a tax benefit or expense for the three months ended September 30, 2013 and 2012.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available information, we recorded a valuation allowance of $8.7 million at September 30, 2013 and $7.8 million at September 30, 2012.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments. At September 30, 2013, the total approved loan origination commitments outstanding amounted to $220,000. At the same date, unused lines of credit were $28.4 million.

For purposes of determining our liquidity position, we use a concept of basic surplus, which is derived from the total of available-for-sale securities, as well as other liquid assets, less short-term liabilities. Our Board of Directors has established a target range for basic surplus of 5% to 7%. For the three months ended September 30, 2013, our average basic surplus was 13.4%, which indicates we exceeded the liquidity standard set by our Board. The relatively high level of liquidity is consistent with our strategy to mitigate liquidity risk during the current economic uncertainty and difficult banking environment as well as provide for potential lending opportunities in the future.

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

Certificates of deposit scheduled to mature in one year or less at September 30, 2013 totaled $50.7 million. We had no brokered deposits at September 30, 2013. Management's policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with us. In addition, we had the ability to borrow an additional $57.7 million from the FHLB of Seattle.

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

Our primary source of funds is the Bank's deposits. When deposits are not available to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: cash management from the FHLB of Seattle, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. Alternatively, we may also liquidate assets to meet our funding needs. On a monthly basis, we estimate our liquidity sources and needs for the coming six-month, nine-month, and one-year time periods. Also, we determine funding concentrations and our need for sources of funds other than deposits. This information is used by our Asset Liability Management Committee in forecasting funding needs and investing opportunities.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of September 30, 2013:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$220	$220
Lines of Credit
Fixed rate (3)	5,518	4,011
Adjustable rate	22,906	6,864
Undisbursed balance of lines of credit	$28,424	$10,875

(1)	Interest rates on fixed rate loans range from 3.75% to 12.25%.

(2)	At September 30, 2013 there were $51 in reserves for unfunded commitments.

(3)	Includes standby letters of credit.

Operating lease commitment - The Bank leases space for branches and operations located in Olympia, Hoquiam, Shelton, and Puyallup, Washington. These leases run for periods ranging from three to five years. All leases require the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitments for the next five years are as follows:

Year Ended June 30,
Amount
(In thousands)
2014	$82
2015	$87
2016	$56
2017	$56
2018	$51

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of September 30, 2013, the Bank exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 11.9%, 16.9%, and 18.2% respectively. As of June 30, 2013 these ratios were 11.4%, 16.7%, and 18.0%, respectively.

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 12.2%, 17.3%, and 18.6%, respectively, as of September 30, 2013. As of June 30, 2013, these ratios were 11.7%, 17.2% and 18.4%, respectively.

For additional information regarding the Supervisory Directive, see the discussion included in Note 5 to the Selected Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

The Bank's actual capital amounts and ratios at September 30, 2013 are presented in the following table:

Anchor Bank					Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
			Minimum Capital Requirement
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2013
Total capital (to risk-weighted assets)	$56,474	18.2%	$24,866	8.0%	$31,082	10.0%
Tier I capital (to risk-weighted assets)	$52,576	16.9%	$12,433	4.0%	$18,649	6.0%
Tier I leverage capital (to average assets)	$52,576	11.9%	$17,627	4.0%	$22,034	5.0%

The actual regulatory capital amounts and ratios calculated for Anchor Bancorp as of September 30, 2013, were as follows:

Anchor Bancorp	Actual
	Amount	Ratio
	(Dollars in thousands)
September 30, 2013
Total capital (to risk-weighted assets)	$57,759	18.6%
Tier I capital (to risk-weighted assets)	$53,861	17.3%
Tier I leverage capital (to average assets)	$53,861	12.2%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

We generally have found that a number of our deposit accounts are less rate sensitive than others. Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at September 30, 2013 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

	Net Portfolio Value (1)			Net Portfolio as % of Portfolio Value of Assets
Basis Point Change in Rates						Market Value of Assets (5)
	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)
	(Dollars in thousands)
300	$49,937	$(6,822)	(12.02)%	13.03%	(0.98)%	$383,356
200	53,122	(3,637)	(6.41)	13.57	(0.43)	391,346
100	55,417	(1,342)	(2.36)	13.90	(0.11)	398,659
Base	56,759	—	—	14.01	—	405,242
(100)	57,784	1,025	1.81	14.06	0.05	411,124
___________

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

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at September 30, 2013, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
	(Dollars in thousands)
300	$14,387	$889	6.6%
200	14,256	758	5.6
100	13,980	482	3.6
Base	13,498	—	—
(100)	12,396	(1,102)	(8.2)

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, we did not sell any securities that were not registered under the Securities Act of 1933. We did not execute any open market repurchases of our common stock from July 1, 2013 through September 30, 2013.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements *

*
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

ANCHOR BANCORP

Date: November 6, 2013	/s/Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2013	/s/Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.