Form 10-Q
period 2013-12-31
Anchor Bancorp
filed 2014-02-07
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013
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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of February 7, 2014, there were 2,550,000, shares of common stock, $.01 par value per share, outstanding.

ANCHOR BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiary, unless the context indicates otherwise.  When we refer to “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, the wholly owned subsidiary of Anchor Bancorp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands, except share data) (Unaudited)	December 31, 2013	June 30, 2013
ASSETS
Cash and cash equivalents	$21,253	$65,353
Securities available-for-sale, at fair value, amortized cost of $42,807 and $49,259	41,850	48,308
Securities held-to-maturity, at amortized cost, fair value of $9,301 and $10,316	9,361	10,295
Loans held for sale	—	222
Loans receivable, net of allowance for loan losses of $4,273 and $5,147	273,793	277,454
Bank owned life insurance investment, net of surrender charges	19,156	18,879
Accrued interest receivable	1,523	1,583
Real estate owned, net	5,012	6,212
Federal Home Loan Bank ("FHLB") stock, at cost	6,162	6,278
Property, premises, and equipment, at cost, less accumulated depreciation of $15,554 and $15,324	11,373	11,394
Deferred tax asset, net	555	555
Prepaid expenses and other assets	1,342	5,646
Total assets	$391,380	$452,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$37,692	$39,713
Interest-bearing	278,106	288,871
Total deposits	315,798	328,584

FHLB advances	17,500	64,900
Advance payments by borrowers for taxes and insurance	898	791
Supplemental Executive Retirement Plan liability	1,672	1,703
Accounts payable and other liabilities	3,353	3,833
Total liabilities	339,221	399,811
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value per share, authorized 45,000,000 shares; 2,550,000 issued and 2,467,833 outstanding at December 31, 2013 and 2,550,000 shares issued and 2,464,433 outstanding at June 30, 2013, respectively	25	25
Additional paid-in capital	23,253	23,229
Retained earnings, substantially restricted	31,231	31,491
Unearned Employee Stock Ownership Plan ("ESOP") shares	(822)	(856)
Accumulated other comprehensive loss, net of tax	(1,528)	(1,521)
Total stockholders’ equity	52,159	52,368
Total liabilities and stockholders’ equity	$391,380	$452,179

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except share data) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2013	2012	2013	2012
Interest income:
Loans receivable, including fees	$4,123	$4,514	$8,444	$9,260
Securities	23	67	79	128
Mortgage-backed securities	228	470	488	944
Total interest income	4,374	5,051	9,011	10,332
Interest expense:
Deposits	750	905	1,523	1,895
FHLB advances	160	313	430	626
Total interest expense	910	1,218	1,953	2,521
Net interest income before provision for loan losses	3,464	3,833	7,058	7,811
Provision for loan losses	—	225	—	525
Net interest income after provision for loan losses	3,464	3,608	7,058	7,286
Noninterest income
Deposit service fees	393	384	770	775
Other deposit fees	199	195	399	384
Loan fees	147	215	297	399
Gain (loss) on sale of loans	3	238	(14)	415
Bank owned life insurance investment	135	152	278	316
Other income	160	136	275	403
Total noninterest income	1,037	1,320	2,005	2,692
Noninterest expense
Compensation and benefits	2,009	2,113	4,015	4,248
General and administrative expenses	831	922	1,628	1,741
Real estate owned impairment	463	213	823	448
Real estate owned holding costs	150	106	227	292
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	142	162	285	325
Information technology	440	374	868	734
Occupancy and equipment	454	602	919	1,140
Deposit services	166	166	302	355
Marketing	131	129	293	256
Gain on sale of property, premises and equipment	(2)	—	(8)	—
Gain on sale of real estate owned	(35)	(84)	(29)	(64)
Total noninterest expense	4,749	4,703	9,323	9,475
(Loss) income before provision for income taxes	(248)	225	(260)	503
Provision for income taxes	—	—	—	—
Net (loss) income	$(248)	$225	$(260)	$503
Basic (loss) earnings per share	$(0.10)	$0.09	$(0.11)	$0.20
Diluted (loss) earnings per share	$(0.10)	$0.09	$(0.11)	$0.20

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE(LOSS) INCOME (Dollars in thousands)(Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2013	2012	2013	2012
NET (LOSS) INCOME	$(248)	$225	$(260)	$503
OTHER COMPREHENSIVE LOSS, net of income tax
Unrealized holding losses on available-for-sale securities during the period	(210)	(298)	(7)	(170)
Other comprehensive loss, net of income tax	(210)	(298)	(7)	(170)
COMPREHENSIVE (LOSS) INCOME	$(458)	$(73)	$(267)	$333

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Six Months Ended December 31,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(260)	$503
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	307	539
Net amortization of premiums on securities	392	94
Provision for loan losses	—	525
ESOP expense	58	43
Real estate owned impairment	823	448
Income from bank owned life insurance investment	(278)	(316)
Loss (gain) on sale of loans	14	(415)
Originations of loans held for sale	(1,003)	(17,106)
Proceeds from sale of loans held for sale	1,364	17,623
Gain on sale of property, premises, and equipment	(8)	—
Gain on sale of real estate owned	(29)	(64)
Change in operating assets and liabilities:
Accrued interest receivable	60	(172)
Prepaid expenses, other assets, and income tax receivable	4,304	827
Supplemental Executive Retirement Plan	(31)	(81)
Accounts payable and other liabilities	(480)	(77)
Net cash provided by operating activities	5,233	2,371
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of available-for-sale securities	1,016	170
Purchases of available-for-sale investments	—	(9,173)
Purchase of held-to-maturity investments	—	(3,248)
Principal repayments on mortgage-backed securities available-for-sale	5,067	8,194
Principal repayments on mortgage-backed securities held-to-maturity	899	1,125
Loan originations, net of undisbursed loan proceeds and principal repayments	(142)	(3,901)
Proceeds from sale of real estate owned	4,663	2,424
Capital improvements on real estate owned	(479)	(169)
Proceeds from sale of property, premises, and equipment	8	—
Purchase of fixed assets	(286)	(26)
Net cash provided by (used in) investing activities	10,746	(4,604)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(12,786)	(2,485)
Net change in advance payments by borrowers for taxes and insurance	107	303
Repayment of FHLB advances	(47,400)	—
Net cash used in financing activities	$(60,079)	$(2,182)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(44,100)	$(4,415)
Beginning of period	65,353	78,673
End of period	$21,253	$74,258

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands, except share data) (Unaudited)	Six Months Ended December 31,

	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities
Net loans transferred to real estate owned	$3,778	$4,541
Loans securitized into mortgage-backed securities	$—	$1,069
Cash paid during the period for interest	$2,004	$2,518

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2013 (“2013 Form 10-K”). The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2014. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported consolidated net income (loss) or equity.

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

Note 6 - Earnings (Loss) Per Share ("EPS")

Basic earnings (loss) per share is computed by dividing income or loss, as applicable, available to common stockholders by the weighted average number of common shares outstanding for the period. As ESOP shares are committed to be released they become outstanding for EPS calculation purposes. ESOP shares not committed to be released are not considered outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. There were no other securities that can convert to common stock during the following periods. The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
	(Dollars in thousands, except share data)
Net (loss) income	$(248)	$225	$(260)	$503
Weighted-average common shares outstanding	2,466,983	2,460,183	2,466,133	2,459,333
Basic earnings (loss) per share	$(0.10)	$0.09	$(0.11)	$0.20
Diluted earnings (loss) per share	$(0.10)	$0.09	$(0.11)	$0.20

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no antidilutive options at or for the three and six months ended December 31, 2013 and 2012.

Note 7 - Investments

The amortized cost and estimated fair market values of investment securities as of December 31, 2013 and June 30, 2013, were as follows:

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$447	$7	$—	$454
Mortgage-backed securities:
FHLMC (1)	18,504	130	(429)	18,205
FNMA (2)	22,528	66	(696)	21,898
GNMA (3)	1,328	—	(35)	1,293
	$42,807	$203	$(1,160)	$41,850
Securities held-to-maturity
Municipal bonds	$131	$—	$—	$131
Mortgage-backed securities:
FHLMC	4,274	115	(139)	4,250
FNMA	2,508	142	(53)	2,597
GNMA	2,448	—	(125)	2,323
	$9,361	$257	$(317)	$9,301
(1) Federal Home Loan Mortgage Corporation ("Freddie Mac")
(2) Federal National Mortgage Association ("Fannie Mae")
(3) Government National Mortgage Association ("Ginnie Mae")

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$1,446	$10	$—	$1,456
Mortgage-backed securities:
FHLMC	20,675	210	(470)	20,415
FNMA	25,639	76	(744)	24,971
GNMA	1,499	—	(33)	1,466
	$49,259	$296	$(1,247)	$48,308
Securities held-to-maturity
Municipal bonds	$135	$—	$—	$135
Mortgage-backed securities:
FHLMC	4,744	119	(109)	4,754
FNMA	2,931	164	(47)	3,048
GNMA	2,485	—	(106)	2,379
	$10,295	$283	$(262)	$10,316

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were 54 and 51 securities in an unrealized loss position at both December 31, 2013 and June 30, 2013, respectively. The unrealized losses on investments in mortgage-backed securities relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities. We do expect to recover the entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of December 31, 2013 and June 30, 2013, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	9,769	(298)	5,856	(131)	15,625	(429)
FNMA	5,917	(224)	15,009	(472)	20,926	(696)
GNMA	—	—	1,293	(35)	1,293	(35)
	$15,686	$(522)	$22,158	$(638)	$37,844	$(1,160)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	1,359	(66)	1,383	(73)	2,742	(139)
FNMA	882	(53)	—	—	882	(53)
GNMA	2,323	(125)	—	—	2,323	(125)
	$4,564	$(244)	$1,383	$(73)	$5,947	$(317)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	9,559	(281)	4,760	(189)	14,319	(470)
FNMA	17,904	(502)	6,077	(242)	23,981	(744)
GNMA	1,466	(33)	—	—	1,466	(33)
	$28,929	$(816)	$10,837	$(431)	$39,766	$(1,247)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	2,960	(109)	—	—	2,960	(109)
FNMA	938	(47)	—	—	938	(47)
GNMA	2,379	(106)	—	—	2,379	(106)
	$6,277	$(262)	$—	$—	$6,277	$(262)

Contractual maturities of securities at December 31, 2013 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

December 31, 2013	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Due within one year	$—	$—
Due after one to five years	250	257
Due after five to ten years	—	—
Due after ten years	197	197
Mortgage-backed securities:
FHLMC	18,504	18,205
FNMA	22,528	21,898
GNMA	1,328	1,293
	$42,807	$41,850

Securities held-to-maturity
Due after ten years	$131	$131
Mortgage-backed securities:
FHLMC	4,274	4,250
FNMA	2,508	2,597
GNMA	2,448	2,323
	$9,361	$9,301

Sales, maturities, and calls for the dates indicated are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(Dollars in thousands)
Proceeds from sales	$—	$—	$—	$—
Proceeds from maturities and calls	1,016	170	1,016	170
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pledged securities for the dates indicated are summarized as follows:

	December 31, 2013		June 30, 2013
Pledged to secure:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Public deposits	$9,361	$9,256	$9,601	$9,557
Certificates of deposit in excess of FDIC-insured limits	—	—	1,573	1,514
FHLB borrowings	2,493	2,541	3,012	3,039
Federal Reserve borrowings	1,144	1,099	1,161	1,120

Note 8 - Loans Receivable, net

Loans receivable consisted of the following at the dates indicated:

	December 31, 2013	June 30, 2013
	(In thousands)
Real estate
One-to-four family	$66,706	$73,901
Multi-family	42,539	38,425
Commercial	108,372	106,859
Construction	9,901	5,641
Land	4,417	5,330
Total real estate	231,935	230,156
Consumer
Home equity	23,323	25,835
Credit cards	3,970	4,741
Automobile	1,375	1,850
Other consumer	3,035	2,723
Total consumer	31,703	35,149

Commercial business	15,494	18,211
Total loans	279,132	283,516
Less
Deferred loan fees and unamortized
discount on purchased loans	1,066	915
Allowance for loan losses	4,273	5,147
	$273,793	$277,454

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2013:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 12/31/13
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,454	$206	$674	$206	$443	$800	$1,107	$51	$4,941
Provision (benefit) for loan losses	414	32	103	(89)	(381)	99	(157)	(21)	—
Charge-offs	(474)	—	—	—	—	(234)	(22)	—	(730)
Recoveries	4	—	—	10	—	29	19	—	62
Ending balance	$1,398	$238	$777	$127	$62	$694	$947	$30	$4,273

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2013:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Six months ended 12/31/13
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,393	$156	$671	$356	$531	$817	$1,172	$51	$5,147
Provision (benefit) for loan losses	621	(127)	106	(247)	(469)	352	(215)	(21)	—
Charge-offs	(672)	—	—	—	—	(533)	(43)	—	(1,248)
Recoveries	56	209	—	18	—	58	33	—	374
Ending balance	$1,398	$238	$777	$127	$62	$694	$947	$30	$4,273
(1) Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2012:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 12/31/12
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,425	$245	$596	$234	$328	$1,243	$2,609	$—	$6,680
Provision (benefit) for loan losses	115	(16)	11	(45)	(78)	356	(118)	—	225
Charge-offs	(84)	—	—	—	—	(465)	(1,330)	—	(1,879)
Recoveries	9	—	3	8	—	81	25	—	126
Ending balance	$1,465	$229	$610	$197	$250	$1,215	$1,186	$—	$5,152
(1) Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2012:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Six months ended 12/31/12
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,659	$238	$578	$148	$368	$1,508	$2,558	$—	$7,057
Provision (benefit) for loan losses	(45)	(9)	25	23	(118)	538	111	—	525
Charge-offs	(180)	—	—	—	—	(963)	(1,511)	—	(2,654)
Recoveries	31	—	7	26	—	132	28	—	224
Ending balance	$1,465	$229	$610	$197	$250	$1,215	$1,186	$—	$5,152

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$3,403	$3,980	$—
Multi-family	2,263	2,408	—
Commercial real estate	1,945	1,945	—
Land	396	409	—
Home equity	171	173	—
Commercial business	64	126	—
With an allowance recorded
One-to-four family	$8,312	$8,316	$906
Multi-family	158	158	109
Commercial real estate	1,199	1,199	265
Land	424	424	11
Home equity	556	569	240
Commercial business	218	218	6
Total
One-to-four family	$11,715	$12,296	$906
Multi-family	2,421	2,566	109
Commercial real estate	3,144	3,144	265
Land	820	833	11
Home equity	727	742	240
Commercial business	282	344	6
Total	$19,109	$19,925	$1,537

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and six months ended December 31, 2013:

	Three Months Ended December 31, 2013		Six Months Ended December 31, 2013

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded
One-to-four family	$4,992	$37	$4,862	$74
Multi-family	2,336	31	2,336	61
Commercial real estate	1,948	10	1,957	20
Land	359	6	437	11
Home equity	199	2	207	3
Commercial business	251	3	723	5
With an allowance recorded
One-to-four family	$8,465	$92	$8,276	$184
Multi-family	79	—	79	—
Commercial real estate	600	14	600	28
Land	773	7	773	13
Home equity	437	7	503	14
Commercial business	140	1	144	2
Total
One-to-four family	$13,457	$129	$13,138	$258
Multi-family	2,415	31	2,415	61
Commercial real estate	2,548	24	2,557	48
Land	1,132	13	1,210	24
Home equity	636	9	710	17
Commercial business	391	4	867	7
Total	$20,579	$210	$20,897	$415

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and six months ended December 31, 2012:

	Three Months Ended December 31, 2012		Six Months Ended December 31, 2012

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no Allowance recorded
One-to-four family	$11,401	$126	$11,722	$252
Multi-family	2,459	25	2,408	50
Commercial real estate	8,250	54	5,500	108
Construction	2,397	2	2,360	3
Land	477	7	611	14
Home equity	256	3	288	6
Commercial business	2,048	25	1,895	50
With an Allowance recorded
One-to-four family	$2,261	$29	$1,810	$59
Home equity	114	2	63	4
Commercial business	1,703	—	1,884	—
Total
One-to-four family	$13,662	$155	$13,532	$311
Multi-family	2,459	25	2,408	50
Commercial real estate	8,250	54	5,500	108
Construction	2,397	2	2,360	3
Land	477	7	611	14
Home equity	370	5	351	10
Commercial business	3,751	25	3,779	50
Total	$31,366	$273	$28,541	$546

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$1,398	$238	$777	$127	$62	$694	$947	$30	$4,273
Ending balance: individually evaluated for impairment	906	109	265	—	11	240	6	—	1,537
Ending balance: collectively evaluated for impairment	$492	$129	$512	$127	$51	$454	$941	$30	$2,736

Loans receivable:
Ending balance	$66,706	$42,539	$108,372	$9,901	$4,417	$31,703	$15,494	$—	$279,132
Ending balance: individually evaluated for impairment	11,715	2,421	3,144	—	820	727	282	—	19,109
Ending balance: collectively evaluated for impairment	$54,991	$40,118	$105,228	$9,901	$3,597	$30,976	$15,212	$—	$260,023

(1)	Consumer loans include home equity, credit cards, auto and other consumer loans.

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

The following table presents the recorded investment in nonaccrual and loans past due 90 days still on accrual by type of loans as of the dates indicated:

	December 31, 2013	June 30, 2013
	(In thousands)
One-to-four family	$2,245	$4,758
Multi-family	158	—
Commercial	3,145	—
Land loans	125	734
Home equity	477	428
Automobile	—	2
Credit cards	—	18
Commercial business	40	219
Total	$6,190	$6,159

The table above includes $6.2 million in nonaccrual, net of partial loan charge-offs at December 31, 2013. There were $6.1 million in nonaccrual, net partial loan charge-offs at June 30, 2013.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class, as of December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$2,929	$132	$2,245	$5,306	$61,400	$66,706
Multi-family	—	—	158	158	42,381	42,539
Commercial real estate	200	—	3,145	3,345	105,027	108,372
Construction	—	—	—	—	9,901	9,901
Land	—	42	125	167	4,250	4,417
Home equity	225	—	477	702	22,621	23,323
Credit cards	54	—	—	54	3,916	3,970
Automobile	29	5	—	34	1,341	1,375
Other consumer	51	1	—	52	2,983	3,035
Commercial business	15	—	40	55	15,439	15,494
Total	$3,503	$180	$6,190	$9,873	$269,259	$279,132
    (1) Includes loans on nonaccrual status and loans that may be less than 90 days past due.

The following table presents past due loans, net of partial loan charge-offs, by class as of June 30, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$1,853	$1,469	$4,758	$8,080	$65,821	$73,901
Multi-family	149	—	—	149	38,276	38,425
Commercial real estate	101	—	—	101	106,758	106,859
Construction	—	—	—	—	5,641	5,641
Land	—	38	734	772	4,558	5,330
Home equity	84	68	428	580	25,255	25,835
Credit cards	54	6	18	78	4,663	4,741
Automobile	66	—	2	68	1,782	1,850
Other consumer	32	1	—	33	2,690	2,723
Commercial business	78	52	219	349	17,862	18,211
Total	$2,417	$1,634	$6,159	$10,210	$273,306	$283,516
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

•
A seasoned loan with a DSCR of greater than 1.00 is the minimum acceptable level for a “Pass Credit”. We carefully review the coverage trend analysis as a declining trend may warrant an elevated risk grade regardless of whether the current coverage is at or above the threshold.

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

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table represents the internally assigned grade as of December 31, 2013, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$50,585	$35,927	$91,572	$9,901	$3,518	$20,869	$3,916	$1,240	$2,909	$10,303	$230,740
Watch	3,360	4,191	8,489	—	424	1,340	54	130	80	1,298	19,366
Special Mention	8,260	—	4,940	—	350	279	—	5	46	2,784	16,664
Substandard	4,501	2,421	3,371	—	125	835	—	—	—	1,109	12,362
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$66,706	$42,539	$108,372	$9,901	$4,417	$23,323	$3,970	$1,375	$3,035	$15,494	$279,132

The following table represents the credit risk profile based on payment activity as of December 31, 2013, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Performing	$64,461	$42,381	$105,227	$9,901	$4,292	$22,846	$3,970	$1,375	$3,035	$15,454	$272,942
Nonperforming (1)	2,245	158	3,145	—	125	477	—	—	—	40	6,190
Total	$66,706	$42,539	$108,372	$9,901	$4,417	$23,323	$3,970	$1,375	$3,035	$15,494	$279,132
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

Troubled Debt Restructures. At December 31, 2013 and June 30, 2013, troubled debt restructured loans (“TDRs”), included in impaired loans above, totaled $13.5 million with $377,000 in nonaccrual and $17.5 million with $3.6 million in nonaccrual, respectively. Restructured loans are an option that the Bank uses to minimize risk of loss and are a concession granted to a borrower experiencing financial difficulties that it would not otherwise consider. The modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank's best interest. At December 31, 2013, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.
The following table represents TDRs by accrual versus nonaccrual status and by loan class as of December 31, 2013:

	December 31, 2013
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$9,560	$297	$9,857
Multi-family	2,263	—	2,263
Land	732	—	732
Home equity	288	80	368
Commercial business	282	—	282
Total	$13,125	$377	$13,502

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

The following tables present TDR loans and their recorded investment prior to the modification and after the modification during the three and six months ended December 31, 2013 and 2012:

	Three Months Ended December 31, 2013			Three Months Ended December 31, 2012
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
	(Dollars in thousands)
One-to-four family	1	$223	$226	3	$802	$802
Home equity	1	75	69	2	170	170
Commercial business	1	145	160	—	—	—
Total	3	$443	$455	5	$972	$972

	Six Months Ended December 31, 2013			Six Months Ended December 31, 2012
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
	(Dollars in thousands)
One-to-four family	4	$704	$725	9	$2,388	$2,319
Home equity	1	75	69	2	170	170
Commercial business	1	145	160	—	—	—
Total	6	$924	$954	11	$2,558	$2,489

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table below represents loans modified as a TDR within the previous 12 months for which there was a payment default during the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,

	2013	2012	2013	2012
	(In thousands)
One-to-four family	$117	$831	$117	$3,680
Home equity	—	—	80	64
Commercial business	—	—	—	330
Total	$117	$831	$197	$4,074

Note 9 - Real Estate Owned, net

The following table is a summary of real estate owned for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Six Months Ended December 31,

	2013	2012	2013	2012
	(In thousands)
Balance at the beginning of the period	$5,766	$5,482	$6,212	$6,708
Net loans transferred to real estate owned	3,255	3,865	3,778	4,541
Capitalized improvements	116	139	479	169
Sales	(3,662)	(663)	(4,634)	(2,360)
Impairments	(463)	(213)	(823)	(448)
Balance at the end of the period	$5,012	$8,610	$5,012	$8,610

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

Compensation expense related to the ESOP for the three months ended December 31, 2013 and 2012 was $28,841 and $22,287, respectively. For the six months ended December 31, 2013 and 2012 compensation expense related to the ESOP was $57,588 and $42,120, respectively.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shares held by the ESOP as of the dates indicated are as follows:

	December 31, 2013	June 30, 2013
	(Dollars in thousands)
Allocated shares	19,833	16,433
Unallocated shares	82,167	85,567
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,503	$1,435

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

There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended December 31, 2013. The following table shows the Company's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$454	$—	$454
Mortgage-backed securities:
FHLMC	—	18,205	—	18,205
FNMA	—	21,898	—	21,898
GNMA	—	1,293	—	1,293

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$1,456	$—	$1,456
Mortgage-backed securities:
FHLMC	—	20,415	—	20,415
FNMA	—	24,971	—	24,971
GNMA	—	1,466	—	1,466

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
The following table presents the Company's assets measured at fair value that management has evaluated for specific reserve on a nonrecurring basis during the six months ended December 31, 2013:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$2,109	$2,109
Multi-family	—	—	158	158
Commercial	—	—	1,199	1,199
Land	—	—	23	23
Home equity	—	—	259	259
Commercial business	—	—	160	160
Total impaired loans	—	—	3,908	3,908

Real estate owned:
One-to-four family	$—	$—	$733	$733
Multi-family	—	—	—	—
Commercial	—	—	3,627	3,627
Land	—	—	85	85
Total real estate owned	—	—	4,445	4,445

Total	$—	$—	$8,353	$8,353

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the Company's assets measured at fair value that management has evaluated for specific reserve on a nonrecurring basis during the year ended June 30, 2013:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$9,414	$9,414
Multi-family	—	—	—	—
Commercial	—	—	—	—
Land	—	—	1,122	1,122
Home equity	—	—	443	443
Commercial business	—	—	1,445	1,445
Total impaired loans	—	—	12,424	12,424

Real estate owned:
One-to-four family	$—	$—	$670	$670
Multi-family	—	—	1,224	1,224
Commercial	—	—	3,861	3,861
Land	—	—	156	156
Total real estate owned	—	—	5,911	5,911

Total	$—	$—	$18,335	$18,335

The fair values of impaired loans and real estate owned properties are generally based on third party appraisal of the properties, resulting in Level 3 classification.
The following table presents quantitative information about Level 3 fair value measurements:

	December 31, 2013
	Recorded Investment	Valuation Technique(s)	Unobservable Input(s)	Average Discount
	(Dollars in thousands)
Impaired Loans	$19,109	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 4% (4%)
Real estate owned	$5,012	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 93% (34%)

	June 30, 2013
	Recorded Investment	Valuation Technique(s)	Unobservable Input(s)	Average Discount
	(Dollars in thousands)
Impaired Loans	$21,861	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 49% (9%)
Real estate owned	$6,212	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 90% (22%)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of December 31, 2013 and June 30, 2013:

	December 31, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$21,253	$21,253	$21,253	$—	$—
Securities available-for-sale	41,850	41,850	—	41,850	—
Securities held-to-maturity	9,361	9,301	—	9,301	—
FHLB stock	6,162	6,162	—	6,162	—
Loans held for sale	—	—	—	—	—
Loans	273,793	269,656	—	—	269,656
Bank owned life insurance investment	19,156	19,156	—	19,156	—
Accrued interest receivable	1,523	1,523	—	1,523	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$173,442	$173,442	$173,442	$—	$—
Certificates of deposit	142,356	141,986	—	141,986	—
FHLB advances	17,500	17,797	—	17,797	—
Advance payments by borrowers taxes and insurance	898	898	898	—	—

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
Commitments to extend credit represent the principal categories of off-balance-sheet financial instruments - The fair values of these commitments are not material since they are for a short period of time and are subject to customary credit terms.

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, we carried a valuation allowance of $8.9 million at December 31, 2013. The tax provision for the period is equal to the net change in the net deferred tax asset from the beginning to the end of the period, less amounts applicable to the change in value related to securities available-for-sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from deferred loan fees and costs, mortgage servicing rights, loan loss reserves and dividends received from the FHLB of Seattle. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

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

Comparison of Financial Condition at December 31, 2013 and June 30, 2013

General. Total assets decreased by $60.8 million, or 13.5%, to $391.4 million at December 31, 2013 from $452.2 million at June 30, 2013. The decrease in assets during this period was primarily a result of cash and cash equivalents decreasing $44.1 million or 67.5% as we used our excess cash to repay $47.4 million of maturing FHLB advances. Total liabilities decreased $60.6 million or 15.2% to $339.2 million at December 31, 2013 compared to $399.8 million at June 30, 2013 primarily due to the decrease in FHLB advances. Total deposits decreased $12.8 million, or 3.9%, to $315.8 million at December 31, 2013 from $328.6 million at June 30, 2013 primarily as a result of decreases in certificates of deposit.

Assets. The following table details the increases and decreases in the composition of the Company's assets from June 30, 2013 to December 31, 2013:

	Balance at December 31, 2013	Balance at June 30, 2013	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$21,253	$65,353	$(44,100)	(67.5)%
Mortgage-backed securities, available-for-sale	41,396	46,852	(5,456)	(11.6)
Mortgage-backed securities, held to maturity	9,230	10,160	(930)	(9.2)
Loans receivable, net of allowance for loan losses	273,793	277,454	(3,661)	(1.3)
Real estate owned, net	5,012	6,212	(1,200)	(19.3)

Mortgage-backed securities available-for-sale decreased $5.5 million, or 11.6%, to $41.4 million at December 31, 2013 from $46.9 million at June 30, 2013. Mortgage-backed securities held-to-maturity decreased $930,000 or 9.2%, to $9.2 million at December 31, 2013 from $10.2 million at June 30, 2013. The decreases in these portfolios were primarily the result of contractual principal repayments.

Loans receivable, net, decreased $3.7 million or 1.3% to $273.8 million at December 31, 2013 from $277.5 million at June 30, 2013 as a result of principal reductions, transfers to REO and loan charge-offs exceeding new loan production. Multi-family loans increased $4.1 million or 10.7% to $42.5 million at December 31, 2013 from $38.4 million at June 30, 2013. Construction and land loans increased $3.3 million or 30.0% to $14.3 million at December 31, 2013 from $11.0 million at June 30, 2013. Commercial real estate loans increased $1.5 million or 1.4% to $108.4 million at December 31, 2013 from $106.9 million at June 30, 2013 and one-to-four family loans decreased $7.2 million or 9.7% to $66.7 million from $73.9 million at June 30, 2013. Commercial business loans decreased $2.7 million or 14.8% to $15.5 million at December 31, 2013 from $18.2 million at June 30, 2013. Consumer loans decreased $3.4 million or 9.7% to $31.7 million at December 31, 2013 from $35.1 million at June 30, 2013 as consumers continue to reduce their debt. The demand for loans in our market area has been modest during the current economic recovery.

As of December 31, 2013, the Company had 17 properties in REO with an aggregate book value of $5.0 million compared to 21 properties with an aggregate book value of $6.2 million at June 30, 2013, and 40 properties with an aggregate book value of $8.6 million at December 31, 2012. The decrease in number of properties during the quarter ended December 31, 2013 was primarily attributable to ongoing sales of residential properties. During the quarter ended December 31, 2013, the Company sold 21 residential real estate properties located in Oregon for $3.4 million, two in Washington State for $465,000, and one vacant land parcel in Washington State for $8,500 resulting in an aggregate gain of $35,000. The largest of the REO properties at December 31, 2013 had an aggregate book value of $3.4 million and consisted of commercial real estate property located in Pierce County, Washington. At December 31, 2013, the Company owned nine one-to-four family residential properties with an aggregate book value of $1.2 million, five vacant land parcels with an aggregate book value of $146,000, and three parcels of commercial real estate with an aggregate book value of $3.6 million. Our REO properties are located in Pierce County and southwest Washington.

Liabilities. Total liabilities decreased $60.6 million between June 30, 2013 and December 31, 2013, primarily as the result of a $47.4 million or 73.0% decrease in Federal Home Loan Bank advances.

Deposits decreased $12.8 million, or 3.9%, to $315.8 million at December 31, 2013 from $328.6 million at June 30, 2013. Our core deposits, which consist of all deposits other than certificates of deposit, decreased by $5.5 million or 3.1% to $173.4 million from $178.9 million at June 30, 2013. Certificates of deposit decreased $7.3 million or 4.9% to $142.4 million from $149.7 million at June 30, 2013.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at December 31, 2013	Balance at June 30, 2013	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$37,692	$39,713	$(2,021)	(5.1)%
Interest-bearing demand deposits	20,712	20,067	645	3.2
Money market accounts	76,321	82,603	(6,282)	(7.6)
Savings deposits	38,717	36,518	2,199	6.0
Certificates of deposit	142,356	149,683	(7,327)	(4.9)
Total deposit accounts	$315,798	$328,584	$(12,786)	(3.9)%

Stockholders' Equity. Total stockholders' equity decreased $209,000 or 0.40% to $52.2 million at December 31, 2013 from $52.4 million at June 30, 2013. The decrease was due to our net loss of $260,000 during the six months ended December 31, 2013. Accumulated other comprehensive loss was $1.5 million at December 31, 2013 and at June 30, 2013.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2013 and 2012

General. Net loss for the three months ended December 31, 2013 was $248,000 or $0.10 per diluted share compared to a net income of $225,000 or $0.09 per diluted share for the three months ended December 31, 2012. For the six months ended December 31, 2013 the net loss was $260,000 or $0.11 per diluted share compared to a net income of $503,000 or $0.20 per diluted share.

Net Interest Income. Net interest income before the provision for loan losses decreased $369,000, or 9.6%, to $3.5 million for the quarter ended December 31, 2013 from $3.8 million for the quarter ended December 31, 2012. For the six months ended December 31, 2013 net interest income before the provision for loan losses decreased $753,000 or 9.6% to $7.1 million from $7.8 million for the same period in 2012.

The Company's net interest margin increased 31 basis points to 3.89% for the quarter ended December 31, 2013 from 3.58% for the comparable period in 2012, reflecting the decline in our average interest-earning asset. The average yield on interest-earning assets increased 19 basis points to 4.91% for the quarter ended December 31, 2013 compared to 4.72% for the same period in 2012 despite a 35 basis point decline in the average loan yield as adjustable rate loans repriced to current interest rates. The average yield on interest-earning assets increased due to the decline in the average balance of lower yielding cash and cash equivalents, resulting in an increase in the percentage of higher-yielding loans to total average interest-earning assets. The average cost of interest-bearing liabilities decreased 11 basis points to 1.21% for the quarter ended December 31, 2013 compared to 1.32% for the same period in the prior year as the cost of our liabilities continued to decline, due to the payoff of FHLB borrowings, the reduction in balance of certificates of deposit and, to a lesser extent, the renewal of certificates of deposit at currently low interest rates.

The following table sets forth the changes to our net interest income for the three months ended December 31, 2013 compared to the same period in 2012. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(248)	$(143)	$(391)
Mortgage-backed securities	(197)	(44)	(241)
Investment securities, FHLB stock and cash and cash equivalents	4	(49)	(45)
Total net change in income on interest-earning assets	$(441)	$(236)	$(677)
Interest-bearing liabilities:
Savings deposits	$(11)	$1	$(10)
Interest-bearing demand deposits	(3)	—	(3)
Money market accounts	(29)	(7)	(36)
Certificates of deposit	(26)	(80)	(106)
FHLB advances	76	(229)	(153)
Total net change in expense on interest-bearing liabilities	7	(315)	(308)
Total increase (decrease) in net interest income	$(448)	$79	$(369)

For the six months ended December 31, 2013, the Company’s net interest margin increased nine basis points to 3.74% compared to 3.65% for the same period in 2012, reflecting the decline in our average interest-bearing liabilities. The average yield on interest-earning assets decreased six basis points to 4.77% for the six months ended December 31, 2013 compared to 4.83% for the same period in the prior year as adjustable rate loans repriced at lower current interest rates. The average cost of interest-bearing liabilities decreased 14 basis points to 1.22% for the six months ended December 31, 2013 compared to 1.36% for the same period of the prior year as the cost of our liabilities continue to decline, due to the payoff of FHLB borrowings, the reduction in the balance of certificates of deposit and, to a lesser extent, the renewal of certificates of deposit at currently low interest rates.

The following table sets forth the changes to our net interest income for the six months ended December 31, 2013 compared to the same period in 2012:

	Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(513)	$(303)	$(816)
Mortgage-backed securities	(422)	(34)	(456)
Investment securities, FHLB stock and cash and cash equivalents	14	(63)	(49)
Total net change in income on interest-earning assets	$(921)	$(400)	$(1,321)
Interest-bearing liabilities:
Savings deposits	$(26)	$2	$(24)
Interest-bearing demand deposits	(7)	2	(5)
Money market accounts	(77)	(8)	(85)
Certificates of deposit	(72)	(186)	(258)
FHLB advances	98	(294)	(196)
Total net change in expense on interest-bearing liabilities	(84)	(484)	(568)
Total increase (decrease) in net interest income	$(837)	$84	$(753)

Interest Income. The average yield on total interest-earning assets increased 19 basis points to 4.91% for the three months ended December 31, 2013 from 4.72% for the same period in the prior year. Total interest income for the three months ended December 31, 2013 decreased $677,000 or 13.4%, to $4.4 million from $5.1 million for the three months ended December 31, 2012. The decrease during the period was primarily attributable to the declines in the average balance of loans receivable, net, and the average yield earned on both loans and mortgage-backed securities. The average yield on loans receivable, net, decreased 35 basis points to 5.82% for the three months ended December 31, 2013 compared to 6.17% for the same period in the prior year. Average loans receivable, net, declined $9.3 million during the quarter ended December 31, 2013 compared to the same quarter last year. The average yield on mortgage-backed securities decreased 151 basis points to 1.75% for the three months ended December 31, 2013 compared to 3.26% for the same period in the prior year.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	2013		2012		Increase/(Decrease) in Interest and Dividend Income from 2012
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$283,228	5.82%	$292,503	6.17%	$(391)
Mortgage-backed securities	52,242	1.75	57,600	3.26	(241)
Investment securities	924	4.76	1,731	4.85	(10)
FHLB stock	6,206	0.13	6,438	—	2
Cash and cash equivalents	13,839	0.26	69,798	0.26	(37)
Total interest-earning assets	$356,439	4.91%	$428,070	4.72%	$(677)

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual. Calculated net of deferred loan fees and loans in process.

For the six months ended December 31, 2013, total interest income decreased $1.3 million, or 12.8% to $9.0 million from $10.3 million for the six months ended December 31, 2012. The decrease during the period was primarily attributable to the declines in the average balance of loans receivable, net, and the average yield earned on both loans and mortgage-backed securities. The average yield on loans receivable, net, decreased 36 basis points to 5.93% for the six months ended December 31, 2013 compared to 6.29% for the same period in the prior year. Average loans receivable, net, declined $9.6 million during the six months ended December 31, 2013 compared to the same period in the prior year. The average yield on mortgage-backed securities decreased 157 basis points to 1.82% for the six months ended December 31, 2013 compared to 3.39% for the same period in the prior year.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the six months ended December 31, 2013 and 2012:

	Six Months Ended December 31,
	2013		2012		Increase/(Decrease) in Interest and Dividend Income from 2012
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$284,840	5.93%	$294,485	6.29%	$(816)
Mortgage-backed securities	53,671	1.82	55,667	3.39	(456)
Investment securities	1,256	4.94	1,763	4.88	(12)
FHLB stock	6,237	0.10	6,471	—	3
Cash and cash equivalents	31,599	0.28	69,094	0.25	(40)
Total interest-earning assets	$377,603	4.77%	$427,480	4.83%	$(1,321)

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual. Calculated net of deferred loan fees and loans in process.

Interest Expense. The average cost of total interest-bearing liabilities decreased 11 basis points to 1.21% for the three months ended December 31, 2013 from 1.32% for the same period in 2012. Interest expense decreased $308,000 or 25.3%, to $910,000 for the three months ended December 31, 2013 from $1.2 million for the three months ended December 31, 2012. The decrease during the period was primarily attributable to the reduction of the average balances of FHLB advances and certificates of deposit and in the average rate paid for most interest-bearing liabilities over that time period, especially money market accounts and certificates of deposit. The average cost of certificates of deposit decreased seven basis points to 1.95% for the three months ended December 31, 2013 compared to 2.02% for the same period of the prior year while the average balance of these deposits declined $15.7 million or 9.8% to $144.6 million for the current quarter. The average cost of money market accounts declined 14 basis points to 15 basis points for the three months ended December 31, 2013, compared to 29 basis points for the same period last year. Average interest-bearing liabilities decreased $70.2 million or 18.9% to $300.1 million for the three months ended December 31, 2013 compared to $370.3 million for the same period in 2012, due primarily to the payoff of $47.7 million of maturing FHLB advances during the three months ended December 31, 2013.

The following table details average balances, cost of funds and the change in interest expense for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	2013		2012		Increase/(Decrease) in Interest Expense from 2012
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$37,873	0.15%	$36,846	0.26%	$(10)
Interest-bearing demand deposits	20,525	0.04	18,851	0.11	(3)
Money market deposits	79,597	0.15	89,366	0.29	(36)
Certificates of deposit	144,632	1.95	160,352	2.02	(106)
FHLB advances	17,500	3.66	64,900	1.93	(153)
Total interest-bearing liabilities	$300,127	1.21%	$370,315	1.32%	$(308)

For the six months ended December 31, 2013 interest expense decreased $568,000, or 22.5%, to $1.9 million from $2.5 million for the six months ended December 31, 2012. The decrease during the period was primarily attributable to the reduction of the average balances of FHLB advances and certificates of deposit and the average rate paid for most interest-bearing liabilities over that time period, especially money market accounts and certificates of deposit. The average cost of certificates of deposit decreased 10 basis points to 1.96% for the six months ended December 31, 2013 compared to 2.06% for the same period of the prior year while the average balance of the deposits declined $18.1 million or 11.0% to $146.3 million during this six month period. The average cost of money market accounts declined 18 basis points to 15 basis points for the six months ended December 31, 2013, compared to 33 basis points for the same period last year. Average interest-bearing liabilities decreased $49.5 million or 13.4% to $320.2 million for the six months ended December 31, 2013 compared to $369.7 million for the same period in 2012 primarily due to the repayment of $47.4 million of maturing FHLB advances.

The following table details average balances, cost of funds and the change in interest expense for the six months ended December 31, 2013 and 2012:

	Six Months Ended December 31,
	2013		2012		Increase/(Decrease) in Interest Expense from 2012
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$37,651	0.15%	$36,584	0.28%	$(24)
Interest-bearing demand deposits	20,734	0.05	17,799	0.11	(5)
Money market deposits	81,174	0.15	86,087	0.33	(85)
Certificates of deposit	146,266	1.96	164,355	2.06	(258)
FHLB advances	34,391	2.50	64,900	1.93	(196)
Total interest-bearing liabilities	$320,216	1.22%	$369,725	1.36%	$(568)

Provision for Loan Losses. In connection with its analysis of the loan portfolio, management determined that no provision for loan losses was required for the three and six months ended December 31, 2013, respectively, compared to the $225,000 and $525,000 provision for loan losses established for the same periods last year. The decrease in the provision during these periods was primarily a result of some stabilization in the general economy and real estate market, the decline in the level of classified loans during these periods, and the decrease in the loan portfolio balance. Net loan charge-offs were $668,000 during the three months ended December 31, 2013 as compared to $1.8 million for the same fiscal quarter last year. Nonperforming loans, those loans which are 90 days past due or on nonaccrual status, were $6.2 million, at both December 31, 2013 and June 30, 2013. There were no loans 90 days or more past due loans still accruing interest at December 31, 2013 compared to $18,000 at June 30, 2013. The ratio of nonperforming loans to total loans remained unchanged at 2.2% at December 31, 2013 and June 30, 2013. Total classified loans decreased $4.9 million or 28.5% to $12.4 million at December 31, 2013 from $17.3 million at June 30, 2013.

Management considers the allowance for loan losses at December 31, 2013 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by our regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The provision for loan losses is impacted by the historical performance and current risk factors associated with each loan type in our portfolio.  As we increase the loan portfolio, we anticipate an increase in the allowance for loan losses based upon both portfolio growth and the risk characteristics associated with the respective portfolio type.

The following table details activity and information related to the allowance for loan losses at and for the three months ended December 31, 2013 and 2012:

	At or For the Three Months Ended December 31,

	2013	2012
	(Dollars in thousands)
Provision for loan losses	$—	$225
Net charge-offs	668	1,753
Allowance for loan losses	4,273	5,152
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.5%	1.8%
Nonaccrual and 90 days or more past due loans still accruing	$6,190	$9,109
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	69.0%	56.6%
Nonaccrual and 90 days or more past due loans and still accruing as a percentage of loans receivable at the end of the period	2.2%	3.1%
Total loans	$279,132	$291,694

The following table details activity and information related to the allowance for loan losses at and for the six months ended December 31, 2013 and 2012:

	At or For the Six Months Ended December 31,

	2013	2012
	(Dollars in thousands)
Provision for loan losses	$—	$525
Net charge-offs	874	2,430
Allowance for loan losses	4,273	5,152
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.5%	1.8%
Nonaccrual and 90 days or more past due loans still accruing	$6,190	$9,109
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	69.0%	56.6%
Nonaccrual and 90 days or more past due loans and still accruing as a percentage of loans receivable at the end of the period	2.2%	3.1%
Total loans	$279,132	$291,694

We continue to actively restructure our delinquent loans when feasible so our borrowers can continue to make payments while minimizing the Company's potential loss. As of December 31, 2013 and December 31, 2012 there were 47 and 37 loans, respectively, with aggregate net principal balances of $13.5 million, and $16.2 million, respectively, that we have identified as TDRs. At December 31, 2013 and December 31, 2012 there were $377,000, and $626,000, respectively, of TDRs included in nonaccrual loans.

Noninterest Income. Noninterest income decreased $283,000 or 21.4%, to $1.0 million for the three months ended December 31, 2013 from $1.3 million for the same quarter in 2012. The following table provides a detailed analysis of the changes in the components of noninterest income for the three months ended December 31, 2013 compared to the same period in 2012:

	Three Months Ended December 31,		Increase (decrease)

	2013	2012	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$393	$384	$9	2.3%
Other deposit fees	199	195	4	2.1
Loan fees	147	215	(68)	(31.6)
Gain on sale of loans	3	238	(235)	(98.7)
Bank owned life insurance investment	135	152	(17)	(11.2)
Other income	160	136	24	17.6
Total noninterest income	$1,037	$1,320	$(283)	(21.4)%

The decrease in noninterest income was attributable to a $235,000 decline in gain on sale of loans to $3,000 for the quarter ended December 31, 2013 compared to a $238,000 gain on sale of loans for quarter ended December 31, 2012, which was attributable to decreased demand for one-to-four family loans as a result of the decline in refinancing activity and the recent increase in long-term mortgage rates. Loan fees decreased $68,000 or 31.6% due primarily to the decrease in loan production. These decreases were partially offset by an increase of $24,000 in other income to $160,000 for the quarter ended December 31, 2013 compared to $136,000 for the same quarter of 2012 primarily due to an increase in REO rental income.

The following table provides a detailed analysis of the changes in the components of noninterest income for the six months ended December 31, 2013 compared to the same period in 2012:

	Six Months Ended December 31,		Increase (decrease)

	2013	2012	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$770	$775	$(5)	(0.6)%
Other deposit fees	399	384	15	3.9
Loan fees	297	399	(102)	(25.6)
Gain (loss) on sale of loans	(14)	415	(429)	(103.4)
Bank owned life insurance investment	278	316	(38)	(12.0)
Other income	275	403	(128)	(31.8)
Total noninterest income	$2,005	$2,692	$(687)	(25.5)%

Noninterest income decreased $687,000 or 25.5% to $2.0 million during the six months ended December 31, 2013 compared to $2.7 million for the same period in 2012. The decrease was primarily due to a $429,000 decline in gain on sale of loans and a $128,000 decline in other income due to the decrease in interest rate lock fees of $107,000.

Noninterest Expense. For the three months ended December 31, 2013, noninterest expense increased $46,000 or 1.0%, to $4.8 million from $4.7 million for the three months ended December 31, 2012. The following table provides an analysis of the changes in the components of noninterest expense for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Increase (decrease)

	2013	2012	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$2,009	$2,113	$(104)	(4.9)%
General and administrative expenses	831	922	(91)	(9.9)
Real estate owned impairment	463	213	250	117.4
Real estate holding costs	150	106	44	41.5
FDIC Insurance premium	142	162	(20)	(12.3)
Information technology	440	374	66	17.6
Occupancy and equipment	454	602	(148)	(24.6)
Deposit services	166	166	—	—
Marketing	131	129	2	1.6
Gain on sale of property, premises and equipment	(2)	—	(2)	(100.0)
Gain on sale of real estate owned	(35)	(84)	49	(58.3)
Total noninterest expense	$4,749	$4,703	$46	1.0%

The increase in noninterest expense was primarily due to REO impairment expense increasing $250,000 or 117.4% to $463,000 from $213,000 during the quarter. The majority of the increase in impairment expense was attributed to aggregate impairments of $347,000 for two commercial REO properties. REO holding costs increased $44,000 or 41.5% to $150,000 during the quarter ended December 31, 2013 compared to $106,000 during the quarter ended December 31, 2012. The increase was partially offset with a decrease to occupancy and equipment expense of $148,000 or 24.6% to $454,000 from $602,000 and compensation and benefits expense decreasing $104,000 or 4.9% to $2.0 million from $2.1 million as we realized the savings from the closure of one Wal-Mart branch and one leased branch during the past year.

The following table provides an analysis of the changes in the components of noninterest expense for the six months ended December 31, 2013 and 2012:

	Six Months Ended December 31,		Increase (decrease)

	2013	2012	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,015	$4,248	$(233)	(5.5)%
General and administrative expenses	1,628	1,741	(113)	(6.5)
Real estate owned impairment	823	448	375	83.7
Real estate holding costs	227	292	(65)	(22.3)
FDIC Insurance premium	285	325	(40)	(12.3)
Information technology	868	734	134	18.3
Occupancy and equipment	919	1,140	(221)	(19.4)
Deposit services	302	355	(53)	(14.9)
Marketing	293	256	37	14.5
Gain on sale of property, premises and equipment	(8)	—	(8)	(100.0)
Gain on sale of real estate owned	(29)	(64)	35	(54.7)
Total noninterest expense	$9,323	$9,475	$(152)	(1.6)%

Noninterest expense decreased $152,000 or 1.6% to $9.3 million in the six months ended December 31, 2013 compared to $9.5 million for the six months ended December 31, 2012. The decrease was primarily due to the decrease in compensation and benefits expense decreasing $233,000 or 5.5% to $4.0 million from $4.2 million and occupancy and equipment expenses declining $221,000 or 19.4% to $919,000 from $1.1 million for the same period in 2012 as we realized the benefits from the branch closures, described above. The decrease was partially offset by an increase to real estate owned impairment expenses of $375,000 or 83.7% to $823,000 from $448,000 for the same period in 2012.

Provision (benefit) for Income Tax. As a result of uncertainties surrounding our realization of additional deferred tax assets, we did not record a tax benefit or expense for the three and six months ended December 31, 2013 and 2012.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available information, we recorded a valuation allowance of $8.9 million at December 31, 2013 and $8.8 million at December 31, 2012.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments. At December 31, 2013, the total approved loan origination commitments outstanding amounted to $277,000. At the same date, unused lines of credit were $31.3 million.

For purposes of determining our liquidity position, we use a concept of basic surplus, which is derived from the total of available-for-sale securities, as well as other liquid assets, less short-term liabilities. Our Board of Directors has established a target range for basic surplus of 5% to 7%. For the three months ended December 31, 2013, our average basic surplus was 6.9%, which indicates we were within the liquidity standard set by our Board.

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

Certificates of deposit scheduled to mature in one year or less at December 31, 2013 totaled $50.9 million. We had no brokered deposits at December 31, 2013. Management's policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with us. In addition, we had the ability to borrow an additional $99.9 million from the FHLB of Seattle. We also have a line of credit with the Federal Reserve Bank for $1.1 million which is collateralized with securities.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of December 31, 2013:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$277	$277
Lines of Credit
Fixed rate (3)	5,551	4,706
Adjustable rate	25,757	7,571
Undisbursed balance of lines of credit	$31,308	$12,277

(1)	Interest rates on fixed rate loans range from 4.50% to 17.99%.

(2)	At December 31, 2013 there were $30 in reserves for unfunded commitments.

(3)	Includes standby letters of credit.

Operating lease commitment - The Bank leases space for branches and operations located in Hoquiam, Shelton, and Puyallup, Washington. These leases run for periods ranging from three to five years. All leases require the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitments for the next five years are as follows:

Year Ended June 30,
Amount
(In thousands)
2014	$54
2015	$87
2016	$56
2017	$65
2018	$51
Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of December 31, 2013, the Bank exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 13.2%, 17.3%, and 18.5% respectively. As of June 30, 2013 these ratios were 11.4%, 16.7%, and 18.0%, respectively.

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 13.5%, 17.7%, and 18.9%, respectively, as of December 31, 2013. As of June 30, 2013, these ratios were 11.7%, 17.2% and 18.4%, respectively.

For additional information regarding the Supervisory Directive, see the discussion included in Note 5 to the Selected Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

The Bank's actual capital amounts and ratios at December 31, 2013 are presented in the following table:

Anchor Bank					Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
			Minimum Capital Requirement
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2013
Total capital (to risk-weighted assets)	$56,168	18.5%	$24,306	8.0%	$30,382	10.0%
Tier I capital (to risk-weighted assets)	$52,459	17.3%	$12,153	4.0%	$18,229	6.0%
Tier I leverage capital (to average assets)	$52,459	13.2%	$15,933	4.0%	$19,916	5.0%

The actual regulatory capital amounts and ratios calculated for Anchor Bancorp as of December 31, 2013, were as follows:

Anchor Bancorp	Actual
	Amount	Ratio
	(Dollars in thousands)
December 31, 2013
Total capital (to risk-weighted assets)	$57,363	18.9%
Tier I capital (to risk-weighted assets)	$53,644	17.7%
Tier I leverage capital (to average assets)	$53,644	13.5%

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

We generally have found that a number of our deposit accounts are less rate sensitive than others. Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at December 31, 2013 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

	Net Portfolio Value (1)			Net Portfolio as % of Portfolio Value of Assets
Basis Point Change in Rates						Market Value of Assets (5)
	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)
	(Dollars in thousands)
300	$52,981	$(2,473)	(4.46)%	14.28%	(0.14)%	$371,045
200	54,850	(604)	(1.09)	14.48	(0.34)	378,914
100	55,766	312	0.56	14.44	(0.31)	386,087
Base	55,454	—	—	14.14	—	392,302
(100)	56,526	1,072	1.93	14.21	0.08	397,680
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

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at December 31, 2013, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
	(Dollars in thousands)
300	$14,689	$1,700	13.1%
200	14,320	1,331	10.2
100	13,793	804	6.2
Base	12,989	—	—
(100)	11,856	(1,133)	(8.7)

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended December 31, 2013, we did not sell any securities that were not registered under the Securities Act of 1933. We did not execute any open market repurchases of our common stock from July 1, 2013 through December 31, 2013.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements *

*
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

ANCHOR BANCORP

Date: February 7, 2014	/s/Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2014	/s/Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.