Form 10-Q
period 2014-03-31
Anchor Bancorp
filed 2014-05-07
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 07, 2014, there were 2,550,000, shares of common stock, $.01 par value per share, outstanding.

ANCHOR BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiary, unless the context indicates otherwise.  When we refer to “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, the wholly owned subsidiary of Anchor Bancorp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands, except share data) (Unaudited)	March 31, 2014	June 30, 2013
ASSETS
Cash and cash equivalents	$22,083	$65,353
Securities available-for-sale, at fair value, amortized cost of $41,090 and $49,259	40,398	48,308
Securities held-to-maturity, at amortized cost, fair value of $9,080 and $10,316	9,063	10,295
Loans held for sale	—	222
Loans receivable, net of allowance for loan losses of $4,197 and $5,147	275,766	277,454
Bank owned life insurance investment, net of surrender charges	19,296	18,879
Accrued interest receivable	1,277	1,583
Real estate owned, net ("REO")	5,529	6,212
Federal Home Loan Bank ("FHLB") stock, at cost	6,105	6,278
Property, premises, and equipment, at cost, less accumulated depreciation of $15,701 and $15,324	11,381	11,394
Deferred tax asset, net	555	555
Prepaid expenses and other assets	1,721	5,646
Total assets	$393,174	$452,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$41,551	$39,713
Interest-bearing	274,183	288,871
Total deposits	315,734	328,584

FHLB advances	17,500	64,900
Advance payments by borrowers for taxes and insurance	1,447	791
Supplemental Executive Retirement Plan liability	1,657	1,703
Accounts payable and other liabilities	3,996	3,833
Total liabilities	340,334	399,811
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value per share, authorized 45,000,000 shares; 2,550,000 issued and 2,469,533 outstanding at March 31, 2014 and 2,550,000 shares issued and 2,464,433 outstanding at June 30, 2013, respectively	25	25
Additional paid-in capital	23,267	23,229
Retained earnings, substantially restricted	31,616	31,491
Unearned Employee Stock Ownership Plan ("ESOP") shares	(805)	(856)
Accumulated other comprehensive loss, net of tax	(1,263)	(1,521)
Total stockholders’ equity	52,840	52,368
Total liabilities and stockholders’ equity	$393,174	$452,179

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except share data) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2014	2013	2014	2013
Interest income:
Loans receivable, including fees	$4,198	$4,674	$12,643	$13,933
Securities	17	55	96	184
Mortgage-backed securities	241	403	729	1,347
Total interest income	4,456	5,132	13,468	15,464
Interest expense:
Deposits	706	838	2,229	2,734
FHLB advances	157	307	587	932
Total interest expense	863	1,145	2,816	3,666
Net interest income before provision for loan losses	3,593	3,987	10,652	11,798
Provision for loan losses	—	225	—	750
Net interest income after provision for loan losses	3,593	3,762	10,652	11,048
Noninterest income
Deposit service fees	376	338	1,146	1,114
Other deposit fees	193	282	592	665
Loan fees	217	146	513	545
Gain on sale of loans	15	19	2	434
Bank owned life insurance investment	140	157	417	473
Other income	134	144	409	547
Total noninterest income	1,075	1,086	3,079	3,778
Noninterest expense
Compensation and benefits	2,030	2,154	6,045	6,402
General and administrative expenses	720	741	2,348	2,482
Real estate owned impairment	109	353	932	802
Real estate owned holding costs	104	127	331	419
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	106	162	390	487
Information technology	432	384	1,300	1,118
Occupancy and equipment	458	554	1,377	1,694
Deposit services	161	144	464	498
Marketing	177	149	470	405
Loss (gain) on sale of property, premises and equipment	—	34	(8)	34
Gain on sale of real estate owned	(14)	(9)	(43)	(73)
Total noninterest expense	4,283	4,793	13,606	14,268
Income before provision for income taxes	385	55	125	558
Provision for income taxes	—	—	—	—
Net income	$385	$55	$125	$558
Basic earnings per share	$0.16	$0.02	$0.05	$0.23
Diluted earnings per share	$0.16	$0.02	$0.05	$0.23

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Dollars in thousands)(Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2014	2013	2014	2013
NET INCOME	$385	$55	$125	$558
OTHER COMPREHENSIVE INCOME (LOSS), net of income tax
Unrealized holding losses (gains) on available-for-sale securities during the period	265	(214)	259	(384)
Other comprehensive income (loss), net of income tax	265	(214)	259	(384)
COMPREHENSIVE INCOME (LOSS)	$650	$(159)	$384	$174

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Nine Months Ended March 31,

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$125	$558
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	457	763
Net amortization of premiums on securities	561	220
Provision for loan losses	—	750
ESOP expense	89	67
Real estate owned impairment	932	802
Income from bank owned life insurance investment	(417)	(473)
Gain on sale of loans	(2)	(434)
Originations of loans held for sale	(1,653)	(20,600)
Proceeds from sale of loans held for sale	2,122	20,213
(Gain) loss on sale of property, premises, and equipment	(8)	34
Gain on sale of real estate owned	(43)	(73)
Change in operating assets and liabilities:
Accrued interest receivable	306	(435)
Prepaid expenses, other assets, and income tax receivable	3,925	1,059
Supplemental Executive Retirement Plan	(46)	(122)
Accounts payable and other liabilities	163	(522)
Net cash provided by operating activities	6,511	1,807
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of available-for-sale securities	995	170
Purchase of available-for-sale investments	—	(18,548)
Purchase of held-to-maturity investments	—	(5,830)
Principal repayments on mortgage-backed securities available-for-sale	6,615	12,653
Principal repayments on mortgage-backed securities held-to-maturity	1,181	1,751
Loan originations, net of undisbursed loan proceeds and principal repayments	(3,213)	(1,574)
Proceeds from sale of real estate owned	5,151	3,996
Capital improvements on real estate owned	(480)	(287)
Proceeds from sale of property, premises, and equipment	8	(34)
Purchase of fixed assets	(444)	(62)
Net cash provided by (used in) investing activities	9,813	(7,765)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(12,850)	(9,827)
Net change in advance payments by borrowers for taxes and insurance	656	852
Repayment of FHLB advances	(47,400)	—
Net cash used in financing activities	$(59,594)	$(8,975)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(43,270)	$(14,933)
Beginning of period	65,353	78,673
End of period	$22,083	$63,740

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands, except share data) (Unaudited)	Nine Months Ended March 31,

	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities:
Net loans transferred to real estate owned	$4,877	$4,717
Loans securitized into mortgage-backed securities	$—	$1,069
Cash paid during the period for interest	$2,867	$3,662

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2013 (“2013 Form 10-K”). The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2014. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported consolidated net income (loss) or equity.

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

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-01 permits an entity to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortized the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and should be applied prospectively. The adoption of ASU No. 2014-01 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. An entity can elect to adopt the amendments in the ASU using either a modified transition method or a prospective transition method. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

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

Note 6 - Earnings Per Share ("EPS")

Basic earnings per share is computed by dividing income or loss, as applicable, available to common stockholders by the weighted average number of common shares outstanding for the period. As ESOP shares are committed to be released they become outstanding for EPS calculation purposes. ESOP shares not committed to be released are not considered outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. There were no other securities that can convert to common stock during the following periods. The following table presents a reconciliation of the components used to compute basic and diluted earnings per share:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
	(Dollars in thousands, except share data)
Net income	$385	$55	$125	$558
Weighted-average common shares outstanding	2,468,683	2,461,883	2,466,983	2,460,183
Basic earnings per share	$0.16	$0.02	$0.05	$0.23
Diluted earnings per share	$0.16	$0.02	$0.05	$0.23

There were no antidilutive shares at or for the three and nine months ended March 31, 2014 and 2013.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Investments

The amortized cost and estimated fair market values of investment securities as of March 31, 2014 and June 30, 2013, were as follows:

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$445	$5	$—	$450
Mortgage-backed securities:
FHLMC (1)	17,825	168	(321)	17,672
FNMA (2)	21,558	60	(575)	21,043
GNMA (3)	1,262	—	(29)	1,233
	$41,090	$233	$(925)	$40,398
Securities held-to-maturity
Municipal bonds	$129	$—	$—	$129
Mortgage-backed securities:
FHLMC	4,125	116	(109)	4,132
FNMA	2,379	146	(42)	2,483
GNMA	2,430	—	(94)	2,336
	$9,063	$262	$(245)	$9,080
(1) Federal Home Loan Mortgage Corporation ("Freddie Mac")
(2) Federal National Mortgage Association ("Fannie Mae")
(3) Government National Mortgage Association ("Ginnie Mae")

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$1,446	$10	$—	$1,456
Mortgage-backed securities:
FHLMC	20,675	210	(470)	20,415
FNMA	25,639	76	(744)	24,971
GNMA	1,499	—	(33)	1,466
	$49,259	$296	$(1,247)	$48,308
Securities held-to-maturity
Municipal bonds	$135	$—	$—	$135
Mortgage-backed securities:
FHLMC	4,744	119	(109)	4,754
FNMA	2,931	164	(47)	3,048
GNMA	2,485	—	(106)	2,379
	$10,295	$283	$(262)	$10,316

There were 44 and 51 securities in an unrealized loss position at March 31, 2014 and June 30, 2013, respectively. The unrealized losses on investments in mortgage-backed securities relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities prior to their maturity. We do expect to recover the

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of March 31, 2014 and June 30, 2013, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	6,149	(218)	3,817	(103)	9,966	(321)
FNMA	5,345	(144)	14,442	(431)	19,787	(575)
GNMA	—	—	1,233	(29)	1,233	(29)
	$11,494	$(362)	$19,492	$(563)	$30,986	$(925)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	—	—	2,691	(109)	2,691	(109)
FNMA	—	—	867	(42)	867	(42)
GNMA	1,105	(30)	1,231	(64)	2,336	(94)
	$1,105	$(30)	$4,789	$(215)	$5,894	$(245)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	9,559	(281)	4,760	(189)	14,319	(470)
FNMA	17,904	(502)	6,077	(242)	23,981	(744)
GNMA	1,466	(33)	—	—	1,466	(33)
	$28,929	$(816)	$10,837	$(431)	$39,766	$(1,247)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	2,960	(109)	—	—	2,960	(109)
FNMA	938	(47)	—	—	938	(47)
GNMA	2,379	(106)	—	—	2,379	(106)
	$6,277	$(262)	$—	$—	$6,277	$(262)

Contractual maturities of securities at March 31, 2014 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2014	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Due within one year	$—	$—
Due after one to five years	250	255
Due after five to ten years	—	—
Due after ten years	195	195
Mortgage-backed securities:
FHLMC	17,825	17,672
FNMA	21,558	21,043
GNMA	1,262	1,233
	$41,090	$40,398

Securities held-to-maturity
Due after ten years	$129	$129
Mortgage-backed securities:
FHLMC	4,125	4,132
FNMA	2,379	2,483
GNMA	2,430	2,336
	$9,063	$9,080

Sales, maturities, and calls for the dates indicated are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(Dollars in thousands)
Proceeds from sales	$—	$—	$—	$—
Proceeds from maturities and calls	—	—	995	170
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—

Pledged securities for the dates indicated are summarized as follows:

	March 31, 2014		June 30, 2013
Pledged to secure:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Public deposits	$8,950	$8,900	$9,601	$9,557
Certificates of deposit in excess of FDIC-insured limits	—	—	1,573	1,514
FHLB borrowings	2,347	2,408	3,012	3,039
Federal Reserve borrowings	1,135	1,105	1,161	1,120

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Loans Receivable, net

Loans receivable consisted of the following at the dates indicated:

	March 31, 2014	June 30, 2013
	(In thousands)
Real estate:
One-to-four family	$65,928	$73,901
Multi-family	46,863	38,425
Commercial	108,178	106,859
Construction	11,234	5,641
Land	4,334	5,330
Total real estate	236,537	230,156
Consumer:
Home equity	21,612	25,835
Credit cards	3,675	4,741
Automobile	1,216	1,850
Other consumer	2,629	2,723
Total consumer	29,132	35,149

Commercial business	15,369	18,211
Total loans	281,038	283,516
Less:
Deferred loan fees	1,075	915
Allowance for loan losses	4,197	5,147
Loans receivable, net	$275,766	$277,454

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
The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 03/31/14
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,398	$238	$777	$127	$62	$694	$947	$30	$4,273
Provision (benefit) for loan losses	112	60	(519)	(51)	(13)	222	192	(3)	—
Charge-offs	(138)	—	(403)	—	—	(193)	(15)	—	(749)
Recoveries	3	—	620	23	—	23	4	—	673
Ending balance	$1,375	$298	$475	$99	$49	$746	$1,128	$27	$4,197

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2014:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Nine months ended 03/31/14
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,393	$156	$671	$356	$531	$817	$1,172	$51	$5,147
Provision (benefit) for loan losses	734	142	(621)	(298)	(482)	572	(23)	(24)	—
Charge-offs	(811)	—	(403)	—	—	(725)	(58)	—	(1,997)
Recoveries	59	—	828	41	—	82	37	—	1,047
Ending balance	$1,375	$298	$475	$99	$49	$746	$1,128	$27	$4,197
(1) Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 03/31/13
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,465	$229	$610	$197	$250	$1,215	$1,186	$—	$5,152
Provision (benefit) for loan losses	(198)	87	190	46	153	(201)	94	54	225
Charge-offs	(110)	—	—	(105)	—	(58)	(20)	—	(293)
Recoveries	41	—	137	10	—	35	8	—	231
Ending balance	$1,198	$316	$937	$148	$403	$991	$1,268	$54	$5,315
(1) Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2013:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Nine months ended 03/31/13
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,659	$238	$578	$148	$368	$1,508	$2,558	$—	$7,057
Provision (benefit) for loan losses	(243)	78	216	68	35	336	206	54	750
Charge-offs	(290)	—	—	(105)	—	(1,020)	(1,532)	—	(2,947)
Recoveries	72	—	143	37	—	167	36	—	455
Ending balance	$1,198	$316	$937	$148	$403	$991	$1,268	$54	$5,315

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

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

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2014:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$3,635	$4,315	$—
Multi-family	2,263	2,408	—
Commercial real estate	1,898	1,898	—
Land	395	408	—
Home equity	146	148	—
Commercial business	64	126	—
With an allowance recorded
One-to-four family	$8,030	$8,034	$781
Multi-family	158	158	158
Land	422	422	11
Home equity	366	374	168
Commercial business	363	363	161
Total
One-to-four family	$11,665	$12,349	$781
Multi-family	2,421	2,566	158
Commercial real estate	1,898	1,898	—
Land	817	830	11
Home equity	512	522	168
Commercial business	427	489	161
Total	$17,740	$18,654	$1,279

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and nine months ended March 31, 2014:

	Three Months Ended March 31, 2014		Nine Months Ended March 31, 2014

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded
One-to-four family	$3,859	$38	$5,030	$113
Multi-family	2,336	30	2,336	90
Commercial real estate	1,922	7	1,933	21
Land	402	5	436	14
Home equity	160	2	194	5
Commercial business	95	2	723	7
With an allowance recorded
One-to-four family	$8,173	$90	$8,135	$270
Multi-family	158	—	79	—
Commercial real estate	600	—	—	—
Land	423	7	772	20
Home equity	465	4	406	11
Commercial business	291	4	216	12
Total
One-to-four family	$12,032	$128	$13,165	$383
Multi-family	2,494	30	2,415	90
Commercial real estate	2,522	7	1,933	21
Land	825	12	1,208	34
Home equity	625	6	600	16
Commercial business	386	6	939	19
Total	$18,884	$189	$20,260	$563

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and nine months ended March 31, 2013:

	Three Months Ended March 31, 2013		Nine Months Ended March 31, 2013

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded
One-to-four family	$10,951	$80	$10,999	$239
Multi-family	2,408	26	2,408	78
Commercial real estate	7,411	177	4,668	530
Construction	675	15	2,360	44
Land	477	6	611	19
Home equity	231	2	221	6
Commercial business	—	27	—	82
With an allowance recorded
One-to-four family	$3,571	$52	$2,641	$157
Land	345	9	345	26
Home equity	260	4	197	11
Commercial business	2,723	—	3,517	—
Total
One-to-four family	$14,522	$132	$13,640	$396
Multi-family	2,408	26	2,408	78
Commercial real estate	7,411	177	4,668	530
Construction	675	15	2,360	44
Land	822	15	956	45
Home equity	491	6	418	17
Commercial business	2,723	27	3,517	82
Total	$29,052	$398	$27,967	$1,192

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2014:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$1,375	$298	$475	$99	$49	$746	$1,128	$27	$4,197
Ending balance: individually evaluated for impairment	781	158	—	—	11	168	161	—	1,279
Ending balance: collectively evaluated for impairment	$594	$140	$475	$99	$38	$578	$967	$27	$2,918

Loans receivable:
Ending balance	$65,928	$46,863	$108,178	$11,234	$4,334	$29,132	$15,369	$—	$281,038
Ending balance: individually evaluated for impairment	11,665	2,421	1,898	—	817	512	427	—	17,740
Ending balance: collectively evaluated for impairment	$54,263	$44,442	$106,280	$11,234	$3,517	$28,620	$14,942	$—	$263,298

(1)	Consumer loans include home equity, credit cards, auto and other consumer loans.

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

The following table presents the recorded investment in nonaccrual and loans past due 90 days still on accrual by type of loans as of the dates indicated:

	March 31, 2014	June 30, 2013
	(In thousands)
One-to-four family	$2,222	$4,758
Multi-family	158	—
Commercial	1,898	—
Land	153	734
Home equity	141	428
Automobile	—	2
Credit cards	—	18
Commercial business	193	219
Total	$4,765	$6,159

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class, as of March 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$2,679	$—	$2,222	$4,901	$61,027	$65,928
Multi-family	—	—	158	158	46,705	46,863
Commercial real estate	431	—	1,898	2,329	105,849	108,178
Construction	—	—	—	—	11,234	11,234
Land	71	—	153	224	4,110	4,334
Home equity	290	—	141	431	21,181	21,612
Credit cards	31	1	—	32	3,643	3,675
Automobile	10	—	—	10	1,206	1,216
Other consumer	64	2	—	66	2,563	2,629
Commercial business	79	46	193	318	15,051	15,369
Total	$3,655	$49	$4,765	$8,469	$272,569	$281,038

(1) Includes loans on nonaccrual status and loans that may be less than 90 days past due. At March 31, 2014, there were no loans 90 days past due and still accruing interest.

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
(1) Includes loans on nonaccrual status and loans that may be less than 90 days past due. At June 30, 2013, there were $18 in 90 days past due and still accruing interest.

Credit Quality Indicators. We utilize a ten-point risk rating system and assign a risk rating for all credit exposures. The risk rating system is designed to define the basic characteristics and identify risk elements of each credit extension.

Credits risk rated 1 through 7 are considered to be “pass” credits. Pass credits can be assets where there is virtually no credit risk, such as cash secured loans with funds on deposit with the Bank. Pass credits also include credits that are on our watch and special mention lists, where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower's financial capacity and threaten their ability to fulfill debt obligations in the future. A seasoned loan with a Debt Service Coverage Ratio ("DSCR") of greater than 1.00 is the minimum acceptable level for a " Pass Credit". Particular attention is paid to coverage trend analysis as any loan with a declining DSCR trend may warrant an elevated risk grade regardless if current coverage is at or above the 1.00 threshold.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

•
Assets in this category may demonstrate performance problems such as debt servicing deficiencies with no immediate relief, including having a DSCR less than 1.00. Borrowers have an inability to adjust to prolonged and unfavorable industry or economic trends. Management's character and/or effectiveness have become suspect.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table represents the internally assigned grade as of March 31, 2014, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$51,349	$40,403	$94,227	$11,234	$3,380	$19,380	$3,643	$1,107	$2,533	$11,551	$238,807
Watch	2,517	4,039	7,846	—	71	1,347	32	109	94	1,013	17,068
Special Mention	9,229	—	3,982	—	308	500	—	—	2	1,477	15,498
Substandard	2,833	2,421	2,123	—	575	385	—	—	—	1,127	9,464
Doubtful	—	—	—	—	—	—	—	—	—	201	201
Total	$65,928	$46,863	$108,178	$11,234	$4,334	$21,612	$3,675	$1,216	$2,629	$15,369	$281,038

The following table represents the credit risk profile based on payment activity as of March 31, 2014, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Performing	$63,706	$46,705	$106,280	$11,234	$4,181	$21,471	$3,675	$1,216	$2,629	$15,176	$276,273
Nonperforming (1)	2,222	158	1,898	—	153	141	—	—	—	193	4,765
Total	$65,928	$46,863	$108,178	$11,234	$4,334	$21,612	$3,675	$1,216	$2,629	$15,369	$281,038
(1) Loans that are more than 90 days past due and still accruing interest and nonaccrual loans are considered nonperforming. At March 31, 2014, there were no loans 90 days past due and still accruing interest.

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

(1)
Loans that are more than 90 days past due and still accruing interest and nonaccrual loans are considered nonperforming. At June 30, 2013, there were $18 in 90 days past due and still accruing interest.

Troubled Debt Restructures. At March 31, 2014 and June 30, 2013, troubled debt restructured loans (“TDRs”), included in impaired loans above, totaled $13.5 million with $294,000 in nonaccrual and $17.5 million with $3.6 million in nonaccrual, respectively. Restructured loans are an option that the Bank uses to minimize risk of loss and are a concession granted to a borrower experiencing financial difficulties that it would not otherwise consider. The modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank's best interest. At March 31, 2014, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.
The following table represents TDRs by accrual versus nonaccrual status and by loan class as of March 31, 2014:

	March 31, 2014
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$9,521	$294	$9,815
Multi-family	2,263	—	2,263
Land	730	—	730
Home equity	371	—	371
Commercial business	272	—	272
Total	$13,157	$294	$13,451

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

The following tables present TDR loans and their recorded investment prior to the modification and after the modification for TDR transactions that originated during the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
	(Dollars in thousands)
One-to-four family	—	$—	$—	6	$3,863	$3,847
Home equity	—	—	—	1	46	46
Total	—	$—	$—	7	$3,909	$3,893

	Nine Months Ended March 31, 2014			Nine Months Ended March 31, 2013
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
	(Dollars in thousands)
One-to-four family	4	$704	$772	16	$6,492	$6,360
Home equity	1	75	68	3	216	213
Commercial business	1	145	158	—	—	—
Total	6	$924	$998	19	$6,708	$6,573

The following table below represents loans modified as a TDR for which there was a payment default within 12 months of their restructure:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2014	2013	2014	2013
	(In thousands)
One-to-four family	$242	$887	$242	$887
Home equity	—	—	87	—
Total	$242	$887	$329	$887

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 - Real Estate Owned, net

The following table is a summary of real estate owned for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2014	2013	2014	2013
	(In thousands)
Balance at the beginning of the period	$5,012	$8,610	$6,212	$6,708
Net loans transferred to real estate owned	1,124	175	4,877	4,717
Capitalized improvements	1	118	480	287
Sales	(499)	(1,563)	(5,108)	(3,923)
Impairments	(109)	(353)	(932)	(802)
Balance at the end of the period	$5,529	$6,987	$5,529	$6,987

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

Compensation expense related to the ESOP for the three months ended March 31, 2014 and 2013 was $30,962 and $24,786, respectively. For the nine months ended March 31, 2014 and 2013 compensation expense related to the ESOP was $88,550 and $66,906, respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	March 31, 2014	June 30, 2013
	(Dollars in thousands)
Allocated shares	21,533	16,433
Unallocated shares	80,467	85,567
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,509	$1,435

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

There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended March 31, 2014. The following table shows the Company's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$450	$—	$450
Mortgage-backed securities:
FHLMC	—	17,672	—	17,672
FNMA	—	21,043	—	21,043
GNMA	—	1,233	—	1,233

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$1,456	$—	$1,456
Mortgage-backed securities:
FHLMC	—	20,415	—	20,415
FNMA	—	24,971	—	24,971
GNMA	—	1,466	—	1,466

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
The following table presents the Company's assets measured at fair value that management has evaluated for specific reserve on a nonrecurring basis during the nine months ended March 31, 2014:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$8,814	$8,814
Multi-family	—	—	158	158
Home equity	—	—	66	66
Commercial business	—	—	313	313
Total impaired loans	—	—	9,351	9,351

Real estate owned:
One-to-four family	$—	$—	$482	$482
Commercial	—	—	3,539	3,539
Land	—	—	40	40
Total real estate owned	—	—	4,061	4,061

Total	$—	$—	$13,412	$13,412
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
The following table presents quantitative information about Level 3 fair value measurements:

	March 31, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Average Discount
	(Dollars in thousands)
Impaired Loans	$17,740	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 4% (5%)
Real estate owned	$5,529	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 93% (50%)

	June 30, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Average Discount
	(Dollars in thousands)
Impaired Loans	$21,861	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 49% (9%)
Real estate owned	$6,212	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 90% (22%)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of March 31, 2014 and June 30, 2013:

	March 31, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$22,083	$22,083	$22,083	$—	$—
Securities available-for-sale	40,398	40,398	—	40,398	—
Securities held-to-maturity	9,063	9,080	—	9,080	—
FHLB stock	6,105	6,105	—	6,105	—
Loans held for sale	—	—	—	—	—
Loans receivable, net	275,766	272,948	—	—	272,948
Bank owned life insurance investment, net of surrender charges	19,296	19,296	—	19,296	—
Accrued interest receivable	1,277	1,277	—	1,277	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$176,218	$176,218	$176,218	$—	$—
Certificates of deposit	139,516	139,387	—	139,387	—
FHLB advances	17,500	17,724	—	17,724	—
Advance payments by borrowers taxes and insurance	1,447	1,447	1,447	—	—

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$65,353	$65,353	$65,353	$—	$—
Securities available-for-sale	48,308	48,308	—	48,308	—
Securities held-to-maturity	10,295	10,316	—	10,316	—
FHLB stock	6,278	6,278	—	6,278	—
Loans held for sale	222	222	222	—	—
Loans receivable, net	277,454	272,777	—	—	272,777
Bank owned life insurance investment, net of surrender charges	18,879	18,879	—	18,879	—
Accrued interest receivable	1,583	1,583	—	1,583	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	178,901	178,901	178,901	—	—
Certificates of deposit	149,683	148,808	—	148,808	—
FHLB advances	64,900	65,426	—	65,426	—
Advance payments by borrowers taxes and insurance	791	791	791	—	—
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
Bank owned life insurance investment, net of surrender charges - The carrying amount is a reasonable estimate of its fair value.
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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, we carried a valuation allowance of $8.7 million at March 31, 2014. The tax provision for the period is equal to the net change in the net deferred tax asset from the beginning to the end of the period, less amounts applicable to the change in value related to securities available-for-sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from deferred loan fees and costs, mortgage servicing rights, loan loss reserves and dividends received from the FHLB of Seattle.

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

Comparison of Financial Condition at March 31, 2014 and June 30, 2013

General. Total assets decreased by $59.0 million, or 13.0%, to $393.2 million at March 31, 2014 from $452.2 million at June 30, 2013. The decrease in assets during this period was primarily a result of cash and cash equivalents decreasing $43.3 million or 66.2% as we used our excess cash to repay $47.4 million of maturing FHLB advances. Total liabilities decreased $59.5 million or 14.9% to $340.3 million at March 31, 2014 compared to $399.8 million at June 30, 2013 primarily due to the decrease in FHLB advances. Total deposits decreased $12.9 million, or 3.9%, to $315.7 million at March 31, 2014 from $328.6 million at June 30, 2013 primarily as a result of decreases in certificates of deposit.

Assets. The following table details the increases and decreases in the composition of the Company's assets from June 30, 2013 to March 31, 2014:

	Balance at March 31, 2014	Balance at June 30, 2013	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$22,083	$65,353	$(43,270)	(66.2)%
Mortgage-backed securities, available-for-sale	39,948	46,852	(6,904)	(14.7)
Mortgage-backed securities, held-to-maturity	8,934	10,160	(1,226)	(12.1)
Loans receivable, net of allowance for loan losses	275,766	277,454	(1,688)	(0.6)
Real estate owned, net	5,529	6,212	(683)	(11.0)

Mortgage-backed securities available-for-sale decreased $6.9 million, or 14.7%, to $39.9 million at March 31, 2014 from $46.9 million at June 30, 2013. Mortgage-backed securities held-to-maturity decreased $1.2 million or 12.1%, to $8.9 million at March 31, 2014 from $10.2 million at June 30, 2013. The decreases in these portfolios were primarily the result of contractual principal repayments.

Loans receivable, net, decreased $1.7 million or 0.6% to $275.8 million at March 31, 2014 from $277.5 million at June 30, 2013 as a result of principal reductions, transfers to REO and loan charge-offs exceeding new loan production. Multi-family loans increased $8.4 million or 22.0% to $46.9 million at March 31, 2014 from $38.4 million at June 30, 2013. Construction and land loans increased $4.6 million or 41.9% to $15.6 million at March 31, 2014 from $11.0 million at June 30, 2013. Commercial real estate loans increased $1.3 million or 1.2% to $108.2 million at March 31, 2014 from $106.9 million at June 30, 2013 and one-to-four family loans decreased $8.0 million or 10.8% to $65.9 million from $73.9 million at June 30, 2013. Commercial business loans decreased $2.8 million or 15.6% to $15.4 million at March 31, 2014 from $18.2 million at June 30, 2013. Consumer loans decreased $6.0 million or 17.1% to $29.1 million at March 31, 2014 from $35.1 million at June 30, 2013 as consumers continue to reduce their debt. The demand for loans in our market area has been modest during the current economic recovery.

As of March 31, 2014, the Company had 19 REO properties with an aggregate book value of $5.5 million compared to 21 properties with an aggregate book value of $6.2 million at June 30, 2013, and 31 properties with an aggregate book value of $7.0 million at March 31, 2013.  The decrease in number of properties during the quarter ended March 31, 2014 was primarily attributable to ongoing sales of residential properties. During the quarter ended March 31, 2014, the Company sold four residential real estate properties for $509,000 and a commercial real estate property for $55,000 resulting in an aggregate gain on sale of $14,000. At March 31, 2014, the largest of the REO properties is a commercial real estate property located in Pierce County, Washington.

The following is a summary as of March 31, 2014 of our REO properties listed by property type and county location:

	County					Number of properties	Percent of Total REO
	Grays Harbor	Thurston	Pierce	All Other	Total
	(In thousands)
REO:
One-to-four family	$464	$495	$—	$104	$1,063	9	19.2%
Commercial	922	—	3,415	—	4,337	4	78.4
Land	68	—	23	38	129	6	2.3
Total	$1,454	$495	$3,438	$142	$5,529	19	100.0%

Liabilities. Total liabilities decreased $59.5 million between June 30, 2013 and March 31, 2014, primarily as the result of a $47.4 million or 73.0% decrease in Federal Home Loan Bank advances.

Deposits decreased $12.9 million, or 3.9%, to $315.7 million at March 31, 2014 from $328.6 million at June 30, 2013. Our core deposits, which consist of all deposits other than certificates of deposit, decreased by $2.7 million or 1.5% to $176.2 million from $178.9 million at June 30, 2013. Certificates of deposit decreased $10.2 million or 6.8% to $139.5 million from $149.7 million at June 30, 2013.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at March 31, 2014	Balance at June 30, 2013	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$41,551	$39,713	$1,838	4.6%
Interest-bearing demand deposits	22,004	20,067	1,937	9.7
Money market accounts	72,434	82,603	(10,169)	(12.3)
Savings deposits	40,229	36,518	3,711	10.2
Certificates of deposit	139,516	149,683	(10,167)	(6.8)
Total deposit accounts	$315,734	$328,584	$(12,850)	(3.9)%

Stockholders' Equity. Total stockholders' equity increased $472,000 or 0.9% to $52.8 million at March 31, 2014 from $52.4 million at June 30, 2013. The increase was primarily due to our net income of $125,000 during the nine months ended March 31, 2014 and improvement in our accumulated other comprehensive loss. Accumulated other comprehensive loss improved $258,000 to $1.3 million at March 31, 2014 from $1.5 million at June 30, 2013.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2014 and 2013

General. Net income for the three months ended March 31, 2014 was $385,000 or $0.16 per diluted share compared to net income of $55,000 or $0.02 per diluted share for the three months ended March 31, 2013. For the nine months ended March 31, 2014 the net income was $125,000 or $0.05 per diluted share compared to a net income of $558,000 or $0.23 per diluted share for the comparable period in 2013.

Net Interest Income. Net interest income before the provision for loan losses decreased $394,000, or 9.9%, to $3.6 million for the quarter ended March 31, 2014 from $4.0 million for the quarter ended March 31, 2013. For the nine months ended March 31, 2014, net interest income before the provision for loan losses decreased $1.1 million or 9.7% to $10.7 million from $11.8 million for the same period in 2013.

The Company's net interest margin increased 32 basis points to 4.09% for the quarter ended March 31, 2014 from 3.77% for the comparable period in 2013, reflecting the decline in our average interest-earning asset balance and a decline in the interest bearing liabilities. The higher net interest margin for this quarter was also partially due to a one time recovery of interest for nonperforming loans of $97,000. Our net interest margin would have been 3.97% without the recovered interest income. The average yield on interest-earning assets increased 21 basis points to 5.07% for the quarter ended March 31, 2014 compared to

4.86% for the same period in 2013 despite a 37 basis point decline in the average loan yield as adjustable rate loans repriced to current interest rates. The average yield on interest-earning assets increased due to the decline in the average balance of lower yielding cash and cash equivalents, resulting in an increase in the percentage of higher-yielding loans to total average interest-earning assets. The average cost of interest-bearing liabilities decreased seven basis points to 1.18% for the quarter ended March 31, 2014 compared to 1.25% for the same period in the prior year as the cost of our liabilities continued to decline, due to the payoff of FHLB borrowings, the reduction in balance of certificates of deposit and, to a lesser extent, the renewal of certificates of deposit at currently low interest rates.

The following table sets forth the changes to our net interest income for the three months ended March 31, 2014 compared to the same period in 2013. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(259)	$(217)	$(476)
Mortgage-backed securities	(80)	(82)	(162)
Investment securities, FHLB stock and cash and cash equivalents	(2)	(36)	(38)
Total net change in income on interest-earning assets	$(341)	$(335)	$(676)
Interest-bearing liabilities:
Savings deposits	$(4)	$1	$(3)
Interest-bearing demand deposits	(1)	—	(1)
Money market accounts	(17)	(8)	(25)
Certificates of deposit	(31)	(72)	(103)
FHLB advances	74	(224)	(150)
Total net change in expense on interest-bearing liabilities	21	(303)	(282)
Total (decrease) in net interest income	$(362)	$(32)	$(394)

For the nine months ended March 31, 2014, the Company’s net interest margin increased 16 basis points to 3.85% compared to 3.69% for the same period in 2013, reflecting the decline in our average interest-bearing liabilities. The average yield on interest-earning assets remained relatively unchanged with an increase of two basis points to 4.86% for the nine months ended March 31, 2014 compared to 4.84% for the same period in the prior year. The average cost of interest-bearing liabilities decreased 12 basis points to 1.21% for the nine months ended March 31, 2014 compared to 1.33% for the same period of the prior year as the cost of our liabilities continue to decline, due to the payoff of FHLB borrowings, the reduction in the balance of certificates of deposit and, to a lesser extent, the renewal of certificates of deposit at currently low interest rates.

The following table sets forth the changes to our net interest income for the nine months ended March 31, 2014 compared to the same period in 2013:

	Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(771)	$(519)	$(1,290)
Mortgage-backed securities	(489)	(129)	(618)
Investment securities, FHLB stock and cash and cash equivalents	12	(100)	(88)
Total net change in income on interest-earning assets	$(1,248)	$(748)	$(1,996)
Interest-bearing liabilities:
Savings deposits	$(31)	$3	$(28)
Interest-bearing demand deposits	(8)	2	(6)
Money market accounts	(93)	(18)	(111)
Certificates of deposit	(102)	(258)	(360)
FHLB advances	173	(518)	(345)
Total net change in expense on interest-bearing liabilities	(61)	(789)	(850)
Total (decrease) increase in net interest income	$(1,187)	$41	$(1,146)

Interest Income. The average yield on total interest-earning assets increased 21 basis points to 5.07% for the three months ended March 31, 2014 from 4.86% for the same period in the prior year. Total interest income for the three months ended March 31, 2014 decreased $676,000 or 13.2%, to $4.5 million from $5.1 million for the three months ended March 31, 2013. The decrease during the period was primarily attributable to the declines in the average balance of loans receivable, net, and the average yield earned on both loans and mortgage-backed securities. The average yield on loans receivable, net, decreased 37 basis points to 6.04% for the three months ended March 31, 2014 compared to 6.41% for the same period in the prior year. Average loans receivable, net, declined $13.6 million during the quarter ended March 31, 2014 compared to the same quarter last year. The average yield on mortgage-backed securities decreased 64 basis points to 1.93% for the three months ended March 31, 2014 compared to 2.57% for the same period in the prior year.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013		Increase/(Decrease) in Interest and Dividend Income from 2013
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$278,221	6.04%	$291,791	6.41%	$(476)
Mortgage-backed securities	49,985	1.93	62,763	2.57	(162)
Investment securities	582	4.81	1,605	4.98	(13)
FHLB stock	6,148	0.07	6,385	—	1
Cash and cash equivalents	16,870	0.21	60,033	0.23	(26)
Total interest-earning assets	$351,806	5.07%	$422,577	4.86%	$(676)

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual. Calculated net of deferred loan fees and loans in process.

For the nine months ended March 31, 2014, total interest income decreased $2.0 million, or 12.9% to $13.5 million from $15.5 million for the nine months ended March 31, 2013. The decrease during the period was primarily attributable to the declines in the average balance of loans receivable, net, and mortgage-backed securities and the average yield earned on both loans and mortgage-backed securities. The average yield on loans receivable, net, decreased 37 basis points to 5.96% for the nine months ended March 31, 2014 compared to 6.33% for the same period in the prior year. Average loans receivable, net, declined $10.9 million during the nine months ended March 31, 2014 compared to the same period in the prior year. The average yield on mortgage-backed securities decreased 125 basis points to 1.85% for the nine months ended March 31, 2014 compared to 3.10% for the same period in the prior year. Average mortgage-backed securities declined $5.5 million during the nine months ended March 31, 2014 compared to the same period in 2013.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the nine months ended March 31, 2014 and 2013:

	Nine Months Ended March 31,
	2014		2013		Increase/(Decrease) in Interest and Dividend Income from 2013
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$282,666	5.96%	$293,592	6.33%	$(1,290)
Mortgage-backed securities	52,460	1.85	57,998	3.10	(618)
Investment securities	1,035	4.90	1,711	4.91	(25)
FHLB stock	6,208	0.11	6,443	—	5
Cash and cash equivalents	26,761	0.26	66,118	0.24	(68)
Total interest-earning assets	$369,130	4.86%	$425,862	4.84%	$(1,996)

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual. Calculated net of deferred loan fees and loans in process.

Interest Expense. The average cost of total interest-bearing liabilities decreased seven basis points to 1.18% for the three months ended March 31, 2014 from 1.25% for the same period in 2013. Interest expense decreased $282,000 or 24.6%, to $863,000 for the three months ended March 31, 2014 from $1.1 million for the three months ended March 31, 2013. The decrease during the period was primarily attributable to the reduction of the average balances of FHLB advances and certificates of deposit and in the average rate paid for deposits over that time period, especially money market accounts and certificates of deposit. The average cost of certificates of deposit decreased eight basis points to 1.88% for the three months ended March 31, 2014 compared to 1.96% for the same period of the prior year while the average balance of these deposits declined $14.8 million or 9.5% to $141.0 million for the current quarter. The average cost of money market accounts declined nine basis points to 14 basis points for the three months ended March 31, 2014, compared to 23 basis points for the same period last year. Average interest-bearing liabilities decreased $73.3 million or 20.1% to $292.5 million for the three months ended March 31, 2014 compared to $365.8 million for the same period in 2013, due primarily to the payoff of $47.7 million of maturing FHLB advances during the three months ended March 31, 2014 and declines in both money market accounts and certificates of deposit.

The following table details average balances, cost of funds and the change in interest expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013		Increase/(Decrease) in Interest Expense from 2013
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$39,189	0.15%	$37,016	0.19%	$(3)
Interest-bearing demand deposits	18,951	0.04	17,732	0.07	(1)
Money market deposits	75,832	0.14	90,427	0.23	(25)
Certificates of deposit	140,992	1.88	155,751	1.96	(103)
FHLB advances	17,500	3.59	64,900	1.89	(150)
Total interest-bearing liabilities	$292,464	1.18%	$365,826	1.25%	$(282)

For the nine months ended March 31, 2014 interest expense decreased $850,000, or 23.2%, to $2.8 million from $3.7 million for the nine months ended March 31, 2013. The decrease during the period was primarily attributable to the reduction of the average balances of FHLB advances and certificates of deposit and the average rate paid for deposits over that time period, especially money market accounts and certificates of deposit. The average cost of certificates of deposit decreased nine basis points to 1.93% for the nine months ended March 31, 2014 compared to 2.02% for the same period of the prior year while the average balance of the deposits declined $17.0 million or 10.5% to $144.5 million during this nine month period. The average cost of money market accounts declined 16 basis points to 14 basis points for the nine months ended March 31, 2014, compared to 30 basis points for the same period last year. Average interest-bearing liabilities decreased $57.3 million or 15.6% to $311.0 million for the nine months ended March 31, 2014 compared to $368.3 million for the same period in 2013 primarily due to the repayment of $47.4 million of maturing FHLB advances.

The following table details average balances, cost of funds and the change in interest expense for the nine months ended March 31, 2014 and 2013:

	Nine Months Ended March 31,
	2014		2013		Increase/(Decrease) in Interest Expense from 2013
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$38,157	0.15%	$36,729	0.26%	$(28)
Interest-bearing demand deposits	20,074	0.05	17,653	0.10	(6)
Money market deposits	79,419	0.14	87,513	0.30	(111)
Certificates of deposit	144,533	1.93	161,529	2.02	(360)
FHLB advances	28,843	2.71	64,900	1.91	(345)
Total interest-bearing liabilities	$311,026	1.21%	$368,324	1.33%	$(850)

Provision for Loan Losses. In connection with its analysis of the loan portfolio, management determined that no provision for loan losses was required for the three and nine months ended March 31, 2014, respectively, compared to the $225,000 and $750,000 provision for loan losses established for the same periods last year. The decrease in the provision during these periods was primarily a result of some stabilization in the general economy and real estate market, the decline in the level of classified loans during these periods, and the decrease in the loan portfolio balance. Net loan charge-offs were $76,000 during the three months ended March 31, 2014 as compared to $62,000 for the same fiscal quarter last year. Nonperforming loans, those loans which are 90 days past due or on nonaccrual status, were $4.8 million, at March 31, 2014 compared to $6.2 million at June 30, 2013. There were no loans 90 days or more past due loans still accruing interest at March 31, 2014 compared to $18,000 at

June 30, 2013. The ratio of nonperforming loans to total loans was 1.7% at March 31, 2014 compared to 2.2% at June 30, 2013. Total classified loans decreased $7.6 million or 43.9% to $9.7 million at March 31, 2014 from $17.3 million at June 30, 2013.

Management considers the allowance for loan losses at March 31, 2014 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by our regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The provision for loan losses is impacted by the historical performance and current risk factors associated with each loan type in our portfolio.  As we increase the loan portfolio, we anticipate an increase in the allowance for loan losses based upon both portfolio growth and the risk characteristics associated with the respective portfolio type.

The following table details activity and information related to the allowance for loan losses at and for the three months ended March 31, 2014 and 2013:

	At or For the Three Months Ended March 31,

	2014	2013
	(Dollars in thousands)
Provision for loan losses	$—	$225
Net charge-offs	76	62
Allowance for loan losses	4,197	5,315
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.5%	1.8%
Nonaccrual	$4,765	$7,030
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	88.1%	75.6%
Nonaccrual loans as a percentage of loans receivable at the end of the period	1.7%	2.4%
Total loans	$281,038	$290,407

The following table details activity and information related to the allowance for loan losses at and for the nine months ended March 31, 2014 and 2013:

	At or For the Nine Months Ended March 31,

	2014	2013
	(Dollars in thousands)
Provision for loan losses	$—	$750
Net charge-offs	950	2,492
Allowance for loan losses	4,197	5,315
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.5%	1.8%
Nonaccrual	$4,765	$7,030
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	88.1%	75.6%
Nonaccrual loans as a percentage of loans receivable at the end of the period	1.7%	2.4%
Total loans	$281,038	$290,407

We continue to actively restructure our delinquent loans when feasible so our borrowers can continue to make payments while minimizing the Company's potential loss. As of March 31, 2014 and March 31, 2013 there were 47 and 42 loans, respectively, with aggregate net principal balance of $13.5 million, at both March 31, 2014 and 2013, that we have identified as TDRs. At March 31, 2014 and March 31, 2013 there were $294,000, and $4.3 million, respectively, of TDRs included in nonaccrual loans.

Noninterest Income. Noninterest income of $1.1 million for the three months ended March 31, 2014 was virtually unchanged compared to the same quarter in 2013. The following table provides a detailed analysis of the changes in the components of noninterest income for the three months ended March 31, 2014 compared to the same period in 2013:

	Three Months Ended March 31,		Increase (decrease)

	2014	2013	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$376	$338	$38	11.2%
Other deposit fees	193	282	(89)	(31.6)
Loan fees	217	146	71	48.6
Gain on sale of loans	15	19	(4)	(21.1)
Bank owned life insurance investment	140	157	(17)	(10.8)
Other income	134	144	(10)	(6.9)
Total noninterest income	$1,075	$1,086	$(11)	(1.0)%

The slight decrease in noninterest income was attributable to other deposit fees decreasing $89,000 or 31.6% to $193,000 for the quarter ended March 31, 2014 compared to $282,000 for quarter ended March 31, 2013. These decreases were offset by an increase of $71,000 in loan fees for the quarter ended March 31, 2014 compared to $146,000 for the same quarter in 2013 primarily due to an increase in commercial real estate loan activity.

The following table provides a detailed analysis of the changes in the components of noninterest income for the nine months ended March 31, 2014 compared to the same period in 2013:

	Nine Months Ended March 31,		Increase (decrease)

	2014	2013	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$1,146	$1,114	$32	2.9%
Other deposit fees	592	665	(73)	(11.0)
Loan fees	513	545	(32)	(5.9)
Gain on sale of loans	2	434	(432)	(99.5)
Bank owned life insurance investment	417	473	(56)	(11.8)
Other income	409	547	(138)	(25.2)
Total noninterest income	$3,079	$3,778	$(699)	(18.5)%

Noninterest income decreased $699,000 or 18.5% to $3.1 million during the nine months ended March 31, 2014 compared to $3.8 million for the same period in 2013 which was primarily attributable to a $432,000 decline in gain on sales of loans to $2,000 and a $138,000 decline in other income due to the decrease in interest rate lock fees of $137,000 reflecting the decline in loan sales.

Noninterest Expense. For the three months ended March 31, 2014, noninterest expense decreased $510,000 or 10.6%, to $4.3 million from $4.8 million for the three months ended March 31, 2013. The following table provides an analysis of the changes in the components of noninterest expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Increase (decrease)

	2014	2013	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$2,030	$2,154	$(124)	(5.8)%
General and administrative expenses	720	741	(21)	(2.8)
Real estate owned impairment	109	353	(244)	(69.1)
Real estate holding costs	104	127	(23)	(18.1)
FDIC Insurance premium	106	162	(56)	(34.6)
Information technology	432	384	48	12.5
Occupancy and equipment	458	554	(96)	(17.3)
Deposit services	161	144	17	11.8
Marketing	177	149	28	18.8
Loss on sale of property, premises and equipment	—	34	(34)	(100.0)
Gain on sale of real estate owned	(14)	(9)	(5)	55.6
Total noninterest expense	$4,283	$4,793	$(510)	(10.6)%

The decrease in noninterest expense was primarily due to REO impairment expense decreasing $244,000 or 69.1% to $109,000 from $353,000 during the quarter. Other factors contributing to the decrease were compensation and benefits decreasing $124,000 or 5.8% to $2.0 million and occupancy and equipment decreasing $96,000 or 17.3% to $458,000 as we realized the savings from the closure of one Wal-Mart branch and one leased branch during the past year.

The following table provides an analysis of the changes in the components of noninterest expense for the nine months ended March 31, 2014 and 2013:

	Nine Months Ended March 31,		Increase (decrease)

	2014	2013	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$6,045	$6,402	$(357)	(5.6)%
General and administrative expenses	2,348	2,482	(134)	(5.4)
Real estate owned impairment	932	802	130	16.2
Real estate holding costs	331	419	(88)	(21.0)
FDIC Insurance premium	390	487	(97)	(19.9)
Information technology	1,300	1,118	182	16.3
Occupancy and equipment	1,377	1,694	(317)	(18.7)
Deposit services	464	498	(34)	(6.8)
Marketing	470	405	65	16.0
Gain (loss) on sale of property, premises and equipment	(8)	34	(42)	(123.5)
Gain on sale of real estate owned	(43)	(73)	30	(41.1)
Total noninterest expense	$13,606	$14,268	$(662)	(4.6)%

Noninterest expense decreased $662,000 or 4.6% to $13.6 million in the nine months ended March 31, 2014 compared to $14.3 million for the nine months ended March 31, 2013. The decrease was primarily due to the decrease in compensation and benefits expense decreasing $357,000 or 5.6% to $6.0 million from $6.4 million and occupancy and equipment expenses declining $317,000 or 18.7% to $1.4 million from $1.7 million for the same period in 2013 as we realized the benefits from the branch closures, described above. The decrease was partially offset by an increase in REO impairment expenses of $130,000 or 16.2% to $932,000 from $802,000 for the same period in 2013.

Provision (benefit) for Income Tax. As a result of uncertainties surrounding our realization of additional deferred tax assets, we did not record a tax benefit or expense for the three and nine months ended March 31, 2014 and 2013.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available information, we recorded a valuation allowance of $8.7 million at March 31, 2014 and $8.5 million at March 31, 2013.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments. At March 31, 2014, the total approved loan origination commitments outstanding amounted to $461,000. At the same date, unused lines of credit were $32.9 million.

For purposes of determining our liquidity position, we use a concept of basic surplus, which is derived from the total of available-for-sale securities, as well as other liquid assets, less short-term liabilities. Our Board of Directors has established a target range for basic surplus of 5% to 7%. For the three months ended March 31, 2014, our average basic surplus was 8.0%, which indicates we exceeded the liquidity standard set by our Board.

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

Certificates of deposit scheduled to mature in one year or less at March 31, 2014 totaled $49.3 million. We had no brokered deposits at March 31, 2014. Management's policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with us. In addition, we had the ability to borrow an additional $80.4 million from the FHLB of Seattle. We also have a line of credit with the Federal Reserve Bank for $1.1 million which is collateralized with securities.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of March 31, 2014:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed (2)	Due in One Year	Over One Year
	(In thousands)
Commitments to originate loans (1)	$461	$461	$—
Lines of Credit
Fixed rate (3)	4,753	2,561	2,192
Adjustable rate	28,174	3,332	24,842
Undisbursed balance of lines of credit	$32,927	$5,893	$27,034

(1)	Interest rates on fixed rate loans range from 4.50% to 15.25%.

(2)	At March 31, 2014 there were $27 in reserves for unfunded commitments.

(3)	Includes standby letters of credit.

Operating lease commitment - The Bank leases space for branches and operations located in Hoquiam, Shelton, and Puyallup, Washington. These leases run for periods ranging from three to five years. All leases require the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitments for the next five years are as follows:

Year Ended June 30,
Amount
(In thousands)
2014	$27
2015	$87
2016	$56
2017	$56
2018	$51
Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of March 31, 2014, the Bank exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 13.5%, 17.0%, and 18.3% respectively. As of June 30, 2013 these ratios were 11.4%, 16.7%, and 18.0%, respectively.

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 13.8%, 17.4%, and 18.6%, respectively, as of March 31, 2014. As of June 30, 2013, these ratios were 11.7%, 17.2% and 18.4%, respectively.

For additional information regarding the Supervisory Directive, see the discussion included in Note 5 to the Selected Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

The Bank's actual capital amounts and ratios at March 31, 2014 are presented in the following table:

Anchor Bank					Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
			Minimum Capital Requirement
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2014
Total capital (to risk-weighted assets)	$56,826	18.3%	$24,889	8.0%	$31,112	10.0%
Tier I capital (to risk-weighted assets)	$52,933	17.0%	$12,445	4.0%	$18,667	6.0%
Tier I leverage capital (to average assets)	$52,933	13.5%	$15,729	4.0%	$19,661	5.0%

The actual regulatory capital amounts and ratios calculated for Anchor Bancorp as of March 31, 2014, were as follows:

Anchor Bancorp	Actual
	Amount	Ratio
	(Dollars in thousands)
March 31, 2014
Total capital (to risk-weighted assets)	$57,956	18.6%
Tier I capital (to risk-weighted assets)	$54,063	17.4%
Tier I leverage capital (to average assets)	$54,063	13.8%

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

We generally have found that a number of our deposit accounts are less rate sensitive than others. Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at March 31, 2014 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

	Net Portfolio Value (1)			Net Portfolio as % of Portfolio Value of Assets
Basis Point Change in Rates						Market Value of Assets (5)
	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)
	(Dollars in thousands)
300	$56,901	$(2,356)	(3.98)%	15.31%	0.27%	$371,622
200	58,593	(664)	(1.12)	15.43	0.39	379,663
100	59,488	231	0.39	15.36	0.32	387,211
Base	59,257	—	—	15.04	—	393,957
(100)	60,495	1,238	2.09	15.12	0.08	400,096
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

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at March 31, 2014, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
	(Dollars in thousands)
300	$14,726	$1,472	11.1%
200	14,391	1,137	8.6
100	13,943	689	5.2
Base	13,254	—	—
(100)	12,357	(897)	(6.8)

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended March 31, 2014, we did not sell any securities that were not registered under the Securities Act of 1933. We did not execute any open market repurchases of our common stock from July 1, 2013 through March 31, 2014.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements *

*
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

ANCHOR BANCORP

Date: May 7, 2014	/s/Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2014	/s/Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Operations; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.