Form 10-K
period 2014-06-30
Anchor Bancorp
filed 2014-09-12
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014  or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      X       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES          NO    X

As of September 12, 2014, there were issued and outstanding 2,550,000 shares of the registrant’s common stock, which are traded on the NASDAQ Global Market under the symbol “ANCB.”  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of December 31, 2013, was $46.6 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III.

ANCHOR BANCORP
2014 ANNUAL REPORT ON FORM 10-K

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

(iii)

•
legislative or regulatory changes that adversely affect our business including the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III;

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

(v)

PART I
Item 1.  Business
General
Anchor Bancorp, a Washington corporation, was formed for the purpose of becoming the bank holding company for Anchor Bank in connection with the Bank’s conversion from mutual to stock form, which was completed on January 25, 2011.  In connection with the mutual to stock conversion, the Bank changed its name from “Anchor Mutual Savings Bank” to “Anchor Bank.”  At June 30, 2014, we had total assets of $389.1 million, total deposits of $311.0 million and total stockholders' equity of $53.7 million.  Anchor Bancorp’s business activities generally are limited to passive investment activities and oversight of its investment in Anchor Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to Anchor Bank.
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
Anchor Bank is a community-based savings bank primarily serving Western Washington through our 11 full-service banking offices (including two Wal-Mart store locations) located within Grays Harbor, Thurston, Lewis, Pierce and Mason counties, Washington. In addition we have one loan production office located in Grays Harbor. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers, however, at June 30, 2014, 91.6% of our loans were collateralized by real estate. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences. We also originate consumer loans, with an emphasis on home equity loans and lines of credit. Since 1990, we have been actively offering commercial real estate loans and multi-family loans primarily in Western Washington. Lending activities also include the origination of residential construction loans, including prior to fiscal 2010, through brokers, in particular within the Portland, Oregon metropolitan area.
The executive office of the Company is located at 601 Woodland Square Loop SE, Lacey, Washington 98503, and its telephone number is (360) 491-2250.
Corporate Developments
Anchor Bank entered into an Order to Cease and Desist (“Order”) with the FDIC and the Washington DFI on August 12, 2009.   On September 5, 2012, Anchor Bank’s regulators, the FDIC and the DFI terminated the Order as a result of the steps Anchor Bank took in complying with the Order and reducing its level of classified assets, augmenting management and improving the overall condition of the Bank. In place of the Order, Anchor Bank entered into a Supervisory Directive with the DFI and the FDIC.
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
Management and the Board of Directors have and will continue to take action and implement programs to comply with the requirements of the Supervisory Directive.  In particular, the Board of Directors has increased its participation in the affairs of Anchor Bank and assumed full responsibility for the formulation and monitoring of its policies and objectives, including the development and implementation of actions, plans, policies and procedures to improve Anchor Bank's operations and financial condition.  In addition, we also have added experienced personnel to the department that monitors our loans to enable us to better identify problem loans in a timely manner and reduce our exposure to further deterioration in asset quality.
For additional details, see Item 1A., "Risk Factors - We are subject to increased regulatory scrutiny and are subject to certain business limitations. Further, we may be subject to more severe future regulatory enforcement actions if our financial condition or performance weakens."
Anchor Bank believes that it is in compliance with the requirements set forth in the Supervisory Directive.

Market Area
Anchor Bank is a community-based financial institution primarily serving Western Washington including Grays Harbor, Thurston, Lewis, Pierce, and Mason counties.  Prior to 2007 we also had conducted lending operations in the Portland, Oregon metropolitan area. Our lending activities have been materially limited in recent periods as we focused on reducing our nonperforming assets.  Since the latter half of 2007, depressed economic conditions have prevailed in portions of the United States, including Western Washington and the Portland, Oregon metropolitan area, which have experienced substantial home price declines, lower levels of existing home sale activity, increased foreclosures and above average unemployment rates.  Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2014, the median home price in our five-county market area was $179,680 a 24.0% decline compared to the quarter ended September 30, 2007.  Existing home sales in our five-county primary market area for the quarter ended June 30, 2014 totaled $19.8 million, which reflected an 8.96% decrease compared to the quarter ended September 30, 2007.  Using data from the FDIC, foreclosures as a percentage of all mortgage loans in the State of Washington increased from approximately 0.32% as of September 2007 to approximately 0.42% for June 2014.  According to the Department of Labor, the unemployment rate in our five-county primary market area averaged 6.9% during June 2014 compared to 10.4% during June 2013, and an average of 6.2% during September 2007.  These unemployment rates are higher than the national unemployment rates of 6.1%, 7.6% and 4.5%, as of June 2014, June 2013 and September 2007, respectively.  A continuation of the overall economic weakness in the counties in our market area could negatively impact our lending opportunities and profitability.
Grays Harbor County has a population of 73,660 and a median household income of $40,582 according to the latest 2013 information available from the U.S. Census Bureau. The economic base in Grays Harbor has been historically dependent on the timber and fishing industries. Other industries that support the economic base are tourism, manufacturing, agriculture, shipping, transportation and technology.  The 2014 estimated median family income as provided by data from the FDIC was $50,539.  Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2014, the median home price in Grays Harbor County was $126,900 compared to $112,300 for the quarter ended June 30, 2013, and represents a decline of 29.5% from the median home price of $180,000 for the quarter ended September 30, 2007.  In addition, existing home sales in Grays Harbor County for the quarter ended June 30, 2014 declined by 26.1% from the total for the quarter ended September 30, 2007.  According to the U.S. Department of Labor, the unemployment rate in Grays Harbor County decreased to 8.5% at June 30, 2014 from 12.5% at June 30, 2013.  We have six branches (including our home office) located throughout this county.
Thurston County has a population of 277,430 and a median household income of $59,393 according to the latest 2013 information available from the U.S. Census Bureau.  Thurston County is home of Washington State’s capital (Olympia) and its economic base is largely driven by state government related employment.  The 2014 estimated median family income for Thurston County as provided by data from the FDIC was $69,740. Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2014, the median home price in Thurston County was $228,300 compared to $217,000 for the quarter ended June 30, 2013, and represents a 15.4% decline from the median home price of $270,000 for the quarter ended September 30, 2007.  In addition, existing home sales in Thurston County for the quarter ended June 30, 2014 declined by 28.9% from the quarter ended September 30, 2007. According to the U.S. Department of Labor, the unemployment rate for the Thurston County area decreased to 5.2% at June 30, 2014 from 7.8% at June 30, 2013.  We currently have two branches in Thurston County.  Thurston County has a stable economic base primarily attributable to the state government presence.
Lewis County has a population of 79,440 and a median household income of $42,048 according to the latest 2013 information available from the U.S. Census Bureau. The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services. The 2014 estimated median family income for Lewis County as provided by data from the FDIC was $52,264. Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2014, the median home price in Lewis County was $146,800 compared to $154,000 for the quarter ended June 30, 2013, and represents a 31.4% decline from the median home price of $214,100 for the quarter ended September 30, 2007.  In addition, existing home sales in Lewis County for the quarter ended June 30, 2014 declined by 9.7% from the quarter ended September 30, 2007.  According to the U.S. Department of Labor, the unemployment rate in Lewis County decreased to 8.0% at June 30, 2014 from 12.4% at June 30, 2013. We have one branch located in Lewis County.
Pierce County is the second most populous county in the state and has a population of 870,246 and a median household income of $57,536 according to the latest 2013 information available from the U.S. Census Bureau. The economy in Pierce County is diversified with the presence of military related government employment (Lewis/McChord JBLM Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing).  The 2014 estimated median family income for Pierce County as provided by data from the FDIC was $71,437. Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2014, the median home price in Pierce County was $228,000 compared to $201,600 for the quarter ended June 30, 2013, and represents a 20.9% decline from the median home price of $288,700 for the quarter ended September 30, 2007.  In addition, existing home sales in Pierce County for the quarter ended June 30, 2014 declined by 5.6% from the quarter ended September 30, 2007. According to the U.S. Department of Labor, the unemployment rate for the Pierce County area decreased to 6.0% at June 30, 2014 from 8.9% at June 30, 2013. We have one branch located in Pierce County.
Mason County has a population of 63,994 and a median household income of $46,227 according to the latest information available from the U.S. Department of Labor.  The economic base in Mason County is supported by wood products.  The 2014 estimated median family income for Mason County as provided by data from the FDIC was $55,485. Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2014, the median home price in Mason County was $168,100 compared to $157,800 for the quarter ended June 30, 2013, and represents a 25.2% decline from the median home price of $224,700 for the quarter ended September 30, 2007.  In addition, existing home sales in Mason County for the quarter ended June 30, 2014 declined by 31.0% from the quarter ended September 30, 2007. According to the U.S. Department of Labor, the unemployment rate in Mason County decreased to 6.8% at June 30, 2014 from 10.4% at June 30, 2013.  We have one branch located in Mason County.
For a discussion regarding the competition in our primary market area, see “– Competition.”
Lending Activities
General. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences. We also originate consumer loans, with an emphasis on home equity loans and lines of credit. Since 1990, we have been actively offering commercial real estate loans and multi-family loans primarily in Western Washington and beginning in 2014 increased our construction lending.  A substantial portion of our loan portfolio is secured by real estate, either as primary or secondary collateral, located in our primary market area. As of June 30, 2014, the net loan portfolio totaled $281.5 million and represented 72.3% of our total assets. As of June 30, 2014, 21.9% of our total loan portfolio was comprised of one-to-four family loans, 7.3% of home equity loans and lines of credit, 37.6% of commercial real estate loans, 16.5% of multi-family real estate loans, 5.8% of commercial business loans, 8.3% of construction and land loans, 2.2% of unsecured consumer loans and 0.4% of automobile loans.
As a state chartered savings bank chartered under Washington law, we are subject to 20% of total risk based capital plus reserves as our statutory lending limit or $12.4 million at June 30, 2014.  At  June 30, 2014, there were no borrowing relationships that were over the legal amount. Our ten largest credit relationships at June 30, 2014 were as follows:

•
Our largest single borrower relationship totaled $8.8 million outstanding and consisted of three loans secured by hospitality properties; one of the properties is under construction with an additional $1.0 million that has been committed but not yet funded;

•	The second largest borrower relationship totaled $8.0 million and consisted of three loans secured by congregate care facilities;

•	The third largest borrower relationship totaled $8.0 million and consisted of three loans secured by office and light industrial buildings;

•
The fourth largest borrower relationship totaled $6.2 million outstanding and consisted of 39 loans, 38 of which are secured by single family rental homes with an average loan balance of $135,000, and one multi-family structure under construction. An additional $2.4 million is committed for the construction loan but is not yet funded;

•
The fifth largest borrower relationship totaled $5.8 million and consisted of 15 loans which range in size up to $1.5 million, plus an additional $58,000 which has not yet been funded. The collateral for these loans consists primarily of owner and non-owner occupied light industrial and commercial real estate;

•	The sixth largest borrower relationship is one loan with $5.6 million outstanding, plus an unfunded portion of $3.3 million to construct a hospitality complex;

•	The seventh largest borrower relationship is one loan for $5.4 million secured by a commercial real estate property;

•
The eighth largest borrower relationship is one loan for $5.4 million which is a purchased minority interest in a Shared National Credit loan secured by an entertainment, hospitality and dining complex;

•	The ninth largest borrower relationship totaled $5.1 million and consisted of three loans secured by commercial income-producing properties; and

•	The tenth largest borrower relationship is one loan for $4.8 million secured by a church complex.

All of these relationships include personal guarantees except for the eighth largest borrower relationship which is a minority interest in a shared national credit and the tenth largest borrower relationship which is a loan secured by a church complex. All of the properties securing these loans are located in our primary market area in Grays Harbor, Thurston, Lewis, Pierce and Mason counties or our secondary market area in other parts of Washington State or Northwest Oregon .  These loans were all performing according to their repayment terms as of June 30, 2014.
Loan Portfolio Analysis. The following table sets forth the composition of Anchor Bank’s loan portfolio by type of loan at the dates indicated:

	At June 30,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate:
One-to-four family	$63,009	21.9%	$73,901	26.1%	$82,709	28.0%	$97,133	29.1%	$112,835	27.7%
Multi-family	47,507	16.5	38,425	13.6	42,032	14.2	42,608	12.8	45,983	11.3
Commercial	107,828	37.6	106,859	37.7	97,306	32.9	105,997	31.8	118,492	29.1
Construction	19,690	6.9	5,641	2.0	6,696	2.3	11,650	3.5	36,812	9.0
Land loans	4,126	1.4	5,330	1.9	7,062	2.4	6,723	2.0	7,843	1.9
Total real estate	$242,160	84.3%	$230,156	81.2%	$235,805	79.8%	$264,111	79.2%	$321,965	79.1%
Consumer:
Home equity	20,894	7.3	25,835	9.1	31,504	10.7	35,729	10.7	42,446	10.4
Credit cards	3,548	1.2	4,741	1.7	5,180	1.8	7,101	2.1	7,943	2.0
Automobile	1,073	0.4	1,850	0.7	3,342	1.1	5,547	1.7	8,884	2.2
Other	2,838	1.0	2,723	1.0	2,968	1.0	3,595	1.1	4,160	1.0
Total consumer	28,353	9.9	35,149	12.4	42,994	14.6	51,972	15.6	63,433	15.6
Commercial business	16,737	5.8	18,211	6.4	16,618	5.6	17,268	5.2	21,718	5.3
Total loans	287,250	100.0%	283,516	100.0%	295,417	100.0%	333,351	100.0%	407,116	100.0%
Less:
Deferred loan fees	1,100		915		605		648		917
Allowance for loan losses	4,624		5,147		7,057		7,239		16,788
Loans receivable, net	$281,526		$277,454		$287,755		$325,464		$389,411

The following table shows the composition of Anchor Bank’s loan portfolio by fixed- and adjustable-rate loans at the dates indicated:

	At June 30,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS	(Dollars in thousands)
Real estate:
One-to-four family	$50,778	17.7%	$58,639	20.7%	$69,635	23.6%	$80,938	24.3%	$94,872	23.3%
Multi-family	32,813	11.4	29,603	10.4	33,174	11.2	32,967	9.9	33,606	8.3
Commercial	34,776	12.1	42,128	14.9	57,449	19.4	71,493	21.4	86,667	21.3
Land loans	3,137	1.1	4,316	1.5	6,045	2.0	5,869	1.8	7,244	1.8
Total real estate	121,504	42.3	134,686	47.5	166,303	56.3	191,267	57.4	222,389	54.6
Real estate construction:
One-to-four family	312	0.1	—	—	449	0.2	1,481	0.4	9,481	2.3
Multi-family	—	—	2,254	0.8	1,370	0.5	—	—	—	—
Commercial	6,523	2.3	88	—	4,044	1.4	3,642	1.1	7,690	1.9
Total real estate construction	6,835	2.4	2,342	0.8	5,863	2.0	5,123	1.5	17,171	4.2
Consumer:
Home equity	12,042	4.2	15,848	5.6	20,805	7.0	25,806	7.7	31,074	7.6
Automobile	1,073	0.4	1,850	0.7	3,342	1.1	5,547	1.7	8,884	2.2
Other	2,838	1.0	2,723	1.0	2,968	1.0	3,510	1.1	4,084	1.0
Total consumer	15,953	5.6	20,421	7.2	27,115	9.2	34,863	10.5	44,042	10.8
Commercial business	11,717	4.1	11,050	3.9	9,690	3.3	8,460	2.5	9,226	2.3
Total fixed-rate loans	$156,009	54.4	$168,499	59.4	$208,971	70.7	$239,713	71.9	$292,828	71.9
ADJUSTABLE-RATE LOANS
Real estate:
One-to-four family	$12,231	4.3	$15,262	5.4	$13,074	4.4	$16,195	4.9	$17,963	4.4
Multi-family	14,694	5.1	8,822	3.1	8,858	3.0	9,641	2.9	12,377	3.0
Commercial	73,052	25.4	64,731	22.8	39,857	13.5	34,504	10.4	31,825	7.8
Land loans	989	0.3	1,014	0.4	1,017	0.3	854	0.3	599	0.1
Total real estate	100,966	35.1	89,829	31.7	62,806	21.3	61,194	18.4	62,764	15.4
Real estate construction:
One-to-four family	2,697	0.9	858	0.3	—	—	3,829	1.1	7,299	1.8
Multi-family	3,432	1.2	1,270	0.4	—	—	—	—	—	—
Commercial	6,726	2.3	1,171	0.4	833	0.3	2,698	0.8	12,342	3.0
Total real estate construction	12,855	4.4	3,299	1.2	833	0.3	6,527	2.0	19,641	4.8

(table continued on following page)

	At June 30,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Consumer:
Home equity	8,852	3.1	9,987	3.5	10,699	3.6	9,923	3.0	11,372	2.8
Automobile	—	—	—	—	—	—	—	—	—	—
Credit cards	3,548	1.2	4,741	1.7	5,180	1.8	7,101	2.1	7,943	2.0
Other	—	—	—	—	—	—	85	—	76	—
Total consumer	12,400	4.3	14,728	5.2	15,879	5.4	17,109	5.1	19,391	4.8
Commercial business	5,020	1.8	7,161	2.5	6,928	2.3	8,808	2.6	12,492	3.1
Total adjustable rate loans	131,241	45.6	115,017	40.6	86,446	29.3	93,638	28.1	114,288	28.1
Total loans	287,250	100.0%	283,516	100.0%	295,417	100.0%	333,351	100.0%	407,116	100.0%
Less:
Deferred loan fees	1,100		915		605		648		917
Allowance for loan losses	4,624		5,147		7,057		7,239		16,788
Loans receivable, net	$281,526		$277,454		$287,755		$325,464		$389,411

One-to-Four Family Real Estate Lending. As of June 30, 2014, $63.0 million, or 21.9%, of our total loan portfolio consisted of permanent loans secured by one-to-four family residences of which $2.1 million were nonperforming. We originate both fixed rate and adjustable rate loans in our residential lending program and use Freddie Mac underwriting guidelines.  None of our residential loan products allow for negative amortization of principal.  We typically base our decision on whether to sell or retain secondary market quality loans on the rate and fees for each loan, market conditions and liquidity needs.  Although we have sold the majority of our residential loans over the last two years, we do not sell all qualified loans on the secondary market as we hold in our portfolio many residential loans that may not meet all Freddie Mac guidelines yet meet our investment and liquidity objectives.
At June 30, 2014, $50.8 million of this loan portfolio consisted of fixed rate loans which were 80.6% of our total one-to-four family portfolio and 17.7% of our total loans at that date. Specifically, we offer fixed rate, residential mortgages from 10 to 30 year terms and we use Freddie Mac daily pricing to set our pricing.  Borrowers have a variety of buy-down options with each loan and most mortgages have a duration of less than ten years.  The average loan duration is a function of several factors, including real estate supply and demand, current interest rates, expected future rates and interest rates payable on outstanding loans.
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
While adjustable rate mortgages in our loan portfolio help us reduce our exposure to changes in interest rates, it is possible that, during periods of rising interest rates, the risk of default on adjustable rate mortgage loans may increase as a result of annual repricing and the subsequent higher payment to the borrower.  In some rate environments, adjustable rate mortgages may be offered at initial rates of interest below a comparable fixed rate and could result in a higher risk of default or delinquency. Another consideration is that although adjustable rate mortgage loans allow us to decrease the sensitivity of our asset base as a result of changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Our historical experience with adjustable rate mortgages has been very favorable.  We do not, however, offer adjustable rate mortgages with initial teaser rates.  At June 30, 2014, $12.2 million of our permanent one-to-four family mortgage loans were adjustable rate loans which were 19.4% of our total one-to-four family loan portfolio and 4.3% of our total loans at that date.
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

The following table describes certain credit risk characteristics of Anchor Bank’s one-to-four family loan portfolio held for investment as of June 30, 2014:

	Outstanding Principal Balance (1)	Weighted- Average FICO (2)	Weighted- Average LTV (3)	Weighted-Average Seasoning (4)
	(Dollars in thousands)
Interest only	$2,503	702	97.1%	55
Stated income (5)	527	725	75.2	71
FICO less than or equal to 660 (6)	4,624	622	78.2	72
__________

(1)	The outstanding principal balance presented in this table may overlap more than one category.

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
Anchor Bank does not actively engage in subprime lending, either through advertising, marketing, underwriting and/or risk selection, and has no established program to originate or purchase subprime loans to be held in its portfolio.  Residential mortgage loans identified as subprime, with FICO scores of less than 660, were originated and managed in the ordinary course of business, and totaled $4.6 million at June 30, 2014, representing 1.6% of total loans, 7.3% of one-to-four family mortgage loans, and 8.7% of Tier 1 Capital.  Our one-to-four family mortgage loans identified as subprime based on the borrower’s FICO score at time the loan was originated do not represent a material part of our lending activity.  Accordingly, these loans are identified as “exclusions” as defined pursuant to regulatory guidance issued by the FDIC in Financial Institutions Letter FIL-9-2001 on subprime lending.

Mortgage reform rules mandated by the Dodd-Frank Act became effective in January 2014, requiring lenders to make a reasonable, good faith determination of a borrower’s ability to repay any consumer closed-end credit transaction secured by a dwelling and to limit prepayment penalties. Increased risks of legal challenge, private right of action and regulatory enforcement are presented by these rules. Anchor Bank does not originate loans that do not meet the definition of a qualified mortgage ("QM").
Construction and Land Loans.  We have been an active originator of real estate construction loans in our market area since 1990. During the three years we were under the Order (2009-2012) we curtailed loan originations to reduce our concentration and significantly reduced our construction loans.  At June 30, 2013, our construction loans were $5.6 million, or 2.0% of the total loan portfolio. Beginning in 2013 we increased our construction lending activity, and at June 30, 2014 our construction loans amounted to $19.7 million, or 6.9% of the total loan portfolio an increase of $14.1 million or 249.1%, since June 30, 2013. Most of these loans are for the construction of commercial and multi-family real estate.
A relationship with a construction loan broker in the Portland, Oregon area prior to 2007 resulted in substantial growth in our speculative residential construction loans for both attached and detached housing units as well as loans for residential land acquisition and development. Much of the increase in our nonperforming assets beginning in 2007 was related to these construction and development loans, which along with the broker relationship were curtailed in 2009 after $84.5 million of these loans were produced during the three years ended June 30, 2009. At June 30, 2014, none of these broker originated construction loans remained outstanding.
We generally provide an interest reserve for funds on builder construction loans that have been advanced.  Interest reserves are a means by which a lender builds in, as a part of the loan approval and as a component of the cost of the project, the amount of the monthly interest required to service the debt during the construction period of the loan.

At June 30, 2014, our construction loan portfolio contained three loans totaling $7.5 million which had been previously extended or renewed and which included unfunded interest reserves of $162,000. Our entire construction loan portfolio at June 30, 2014 consisted of 19 loans requiring interest only payments, 15 of which totaled $15.1 million and were relying on the interest reserve to make this payment. At June 30, 2014, no construction loans were delinquent. No construction loans were charged-off during the year ended June 30, 2014.  During the years ended June 30, 2013 and 2012, one and seven construction loans were charged-off totaling $105,000 and $561,000, respectively.
At the dates indicated, the composition of our construction portfolio was as follows:

	At June 30,
	2014	2013	2012
	(In thousands)
One-to-four family:
Speculative	$2,159	$589	$308
Permanent	—	—	—
Custom	850	269	141
Land acquisition and development loans	—	—	833
Multi-family	3,432	3,524	1,370
Commercial real estate:
Construction	13,249	1,259	4,044
Total construction (1)	$19,690	$5,641	$6,696

(1)	Loans in process for these loans at June 30, 2014, 2013 and 2012 were $11.8 million, $5.4 million and $1.9 million, respectively.
For the year ended June 30, 2014, we originated five builder construction loans to fund the construction of one-to-four family properties totaling $3.0 million, as compared to one for $1.8 million during the year ended June 30, 2013, and none during the year ended June 30, 2012. We originate construction and site development loans to experienced contractors and builders in our market area primarily to finance the construction of single-family homes and subdivisions, which homes typically have an average price ranging from $200,000 to $500,000.  All builders were qualified using the same standards as other commercial loan credits, requiring minimum debt service coverage ratios and established cash reserves to carry projects through construction completion and sale of the project. The maximum loan-to-value limit on both pre-sold and speculative projects is generally up to 75% of the appraised market value or sales price upon completion of the project. We generally do not require any cash equity from the borrower if there is sufficient equity in the land being used as collateral. Development plans are required from builders prior to making the loan. We also require that builders maintain adequate insurance coverage. Maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally did not exceed 18 months for residential subdivision development loans at the time of origination. Our residential construction loans typically have adjustable rates of interest based on The Wall Street Journal prime rate and during the term of construction, the accumulated interest is added to the principal of the loan through an interest reserve. Construction loan proceeds are disbursed periodically in increments as construction progresses and based on inspections by our approved inspectors.  At June 30, 2014, our largest builder relationship consisted of one loan for $1.2 million, including $129,000 which was undisbursed.
We also make, from time to time, construction loans for commercial development projects. These projects include multi-family, apartment, retail, office/warehouse and office buildings. These loans generally have an interest-only phase during construction, rely on an interest reserve to fund interest payments and generally convert to permanent financing when construction is completed. Disbursement of funds is at our sole discretion and is based on the progress of the construction. The maximum loan-to-value limit applicable to these loans is generally 75% of the appraised post-construction value.  Additional analysis and underwriting of these loans typically results in lower loan-to-value ratios based on the debt service coverage analysis, including our interest rate and vacancy stress testing.  Our target minimum debt coverage ratio is 1.20 for loans on these projects.  At June 30, 2014, our portfolio of construction loans for commercial and multi-family projects included 11 loans totaling $16.7 million, and there is an additional $10.2 million is undisbursed.  These loan commitments range in size from $350,000 to $6.6 million with an average disbursed balance of $1.5 million. These loans consisted of four multi-family complexes, three hospitality projects, one mobile home park, one medical office building, one mixed-use building, and one single family rental project all located in Washington. Monitoring construction progress and managing advances during construction are risks not present when lending on complete commercial properties. In order to mitigate these risks the Bank requires the use of an approved third-party construction process monitoring firm for inspections, progress reports and construction budget oversight and utilizes construction loan management software to assist in assuring that advances are consistent with the progress that has been confirmed.

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
We have in the past originated land acquisition and development loans to local contractors and developers for the purpose of holding the land for future development. These loans are secured by a first lien on the property, are generally limited up to 75% of the lower of the acquisition price or the appraised value of the land or sales price, and generally have a term of one to two years with a fixed interest rate based on the prime rate. Our land acquisition and development loans are generally secured by property in our primary market area. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste. At June 30, 2014, we had no land acquisition and development loans.
We also originate land loans which are typically made to individual consumers to buy a lot or parcel of land for the future construction of the buyer’s primary residence and are included in “land loans”.  At June 30, 2014, our land loans totaled $4.1 million or 1.4% of the total loan portfolio of which $150,000 were delinquent more than 90 days and nonaccrual status.
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
Commercial and Multi-Family Real Estate Lending.   As of June 30, 2014, $155.3 million, or 54.1% of our total loan portfolio was secured by commercial and multi-family real estate property.  Of this amount, $31.1 million was identified as owner occupied commercial real estate, and the remaining $124.3 million, or 43.5% of our total loan portfolio was secured by income producing, or non-owner occupied commercial real estate. Our commercial real estate loans include loans secured by office, hospitality, mini storage, mobile home park, congregate care, retail, education/worship and other non-residential in our market area.  As of June 30, 2014, commercial real estate loans totaled $107.8 million, or 37.6% of our portfolio and multi-family real estate totaled $47.5 million, or 16.5% of our portfolio.  These loans generally are priced at a higher rate of interest than one-to-four family loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one-to-four family loans. Often payments on loans secured by commercial or multi-family properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.
The average loan size in our commercial and multi-family real estate portfolio was $722,000 as of June 30, 2014.  We target individual commercial and multi-family real estate loans to small and mid-size owner occupants and investors in our market area, between $1.0 million and $6.0 million. At June 30, 2014, the largest commercial loan in our portfolio was a $5.4 million loan secured by a commercial structure occupied by a well-known retail chain, located in Hoquiam, Washington. Our largest multi-family loan as of June 30, 2014, was a participation in a loan with a total balance of $7.8 million, of which, our portion of the loan is $3.9 million. This loan is secured by a 104 unit apartment complex located in Lacey, Washington.
We offer both fixed and adjustable rates on commercial and multi-family real estate loans. Loans originated on a fixed rate basis generally are originated at terms up to ten years, with amortization terms up to 30 years. As of June 30, 2014, we had $32.8 million and $14.7 million in fixed and adjustable rate multi-family loans, respectively, and $34.8 million and $73.0 million in fixed and adjustable rate commercial real estate loans, respectively.

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
The following is an analysis of the types of collateral securing our commercial real estate and multi-family loans at June 30, 2014:

Collateral	Amount	Percent of Total
	(Dollars in thousands)
Multi-family	$47,507	30.6%
Office	19,812	12.8
Hospitality	6,805	4.4
Mini storage	29,996	19.3
Mobile home park	4,626	3.0
Congregate care	10,356	6.7
Retail	12,787	8.2
Education/Worship	7,991	5.1
Other non-residential	15,455	9.9
Total	$155,335	100.0%
If we foreclose on a multi-family or commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family mortgage loans because there are fewer potential purchasers of the collateral. Additionally, as a result of our increasing emphasis on this type of lending, a portion of our multi-family and commercial real estate loan portfolio is relatively unseasoned and has not been subjected to unfavorable economic conditions. As a result, we may not have enough payment history with which to judge future collectability or to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, our multi-family and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. At June 30, 2014, there were three loans or $2.2 million of commercial real estate loans and multi-family loans that were delinquent in excess of 90 days and on nonaccrual status.  Commercial real estate loan charge offs for the years ended June 30, 2014 and 2013 were $403,000 and none, respectively, of which we sold and recovered $330,000 during the year ended June 30, 2014.  There were no multi-family loan charge-offs during these periods.
Consumer Lending.  We offer a variety of consumer loans, including home equity loans and lines of credit, automobile loans, credit cards and personal lines of credit. At June 30, 2014, the largest component of the consumer loan portfolio consisted of home equity loans and lines of credit, which totaled $20.9 million, or 7.3%, of the total loan portfolio.  Our home equity loans are risk priced using credit score, loan-to-value and overall credit quality of the applicant.  Home equity loans and lines of credit are made for a variety of purposes including improvement of residential properties. The majority of these loans are secured by a second deed of trust on owner-occupied primary single family residential property. Our home equity lines of credit include a maximum total term of 30 years, including an initial period of 10 years with interest-only payments and a variable rate of interest tied to the Prime Rate, plus a margin (the "draw" period), followed by 20 years of principal and interest payments under a level amortization schedule and an interest rate that is fixed for the 20 years at the fully indexed accrual rate as of the time of variable-to-fixed rate conversion. Our home equity loans are closed-end loans with a term of 20 years and have level amortization with regular monthly payments of principal and interest. The interest rate is risk based and reflects both credit and collateral risk. Both our home equity lines and home equity loans are available up to 95% of the combined loan to value ratio as determined by the Bank.
Our credit card portfolio includes both VISA and MasterCard brands, and totaled $3.5 million, or 1.2% of the total loan portfolio at June 30, 2014.  We have been offering credit cards for more than 20 years and all of our credit cards have interest rates and credit limits determined by the creditworthiness of the borrower.  We use credit bureau scores in addition to other criteria such as income in our underwriting decision process on these loans.
Our automobile loan portfolio totaled $1.1 million, or 0.4% of the total loan portfolio at June 30, 2014.  We offer several options for vehicle purchase or refinance with a maximum term of 84 months for newer vehicles and 72 months for older vehicles.  As with home equity loans, our vehicle and recreational vehicle loans are risk priced based on creditworthiness, loan term and loan-to-value.  We currently access a Carfax Vehicle Report to ensure that the collateral being loaned against is acceptable and to protect borrowers from a “lemon” or other undesirable histories. Other consumer loans, consisting primarily of unsecured personal lines of credit totaled $2.8 million or 1.0% of our total loan portfolio at June 30, 2014.
Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.  These risks are not as prevalent with respect to our consumer loan portfolio because a large percentage of the portfolio consists of home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one-to-four family mortgage loans.  Nevertheless, home equity lines of credit have greater credit risk than one-to-four family mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold and do not have private mortgage insurance coverage.  At June 30, 2014, no consumer loans were delinquent in excess of 90 days or in nonaccrual status.  Consumer loans of $876,000 were charged off during the year ended June 30, 2014 compared to $1.2 million and $1.4 million of consumer loans that were charged-off during the years ended June 30, 2013 and 2012, respectively.
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
Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area. Our commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans.  At June 30, 2014, commercial business loans totaled $16.7 million, or 5.8% of our loan portfolio comprised of 158 loans in 88 different business classifications as identified by the North American Industrial Classification System.  The largest commercial business relationship at June 30, 2014 included two loans which totaled $1.8 million to a borrower located in Western Washington secured by the assets of a forest products specialty business.
Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  For the years ended June 30, 2014 and 2013, Anchor Bank charged off $258,000 and $1.5 million from its commercial business loan portfolio.

Loan Maturity and Repricing.  The following table sets forth certain information at June 30, 2014 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.  Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Beyond 10 Years	Total
	(In thousands)
Real Estate:
One-to-four family	$1,530	$3,745	$4,757	$4,309	$48,668	$63,009
Multi-family	5,084	4,258	7,828	17,401	12,936	47,507
Commercial	10,058	19,728	7,942	57,206	12,894	107,828
Construction	18,611	1,079	—	—	—	19,690
Land loans	1,094	1,113	682	601	636	4,126
Total real estate	36,377	29,923	21,209	79,517	75,134	242,160
Consumer:
Home equity	669	1,462	7,440	5,262	6,061	20,894
Credit cards	3,548	—	—	—	—	3,548
Automobile	62	239	149	489	134	1,073
Other	354	604	472	506	902	2,838
Total consumer	4,633	2,305	8,061	6,257	7,097	28,353
Commercial business	4,654	2,593	2,929	6,376	185	16,737
Total	$45,664	$34,821	$32,199	$92,150	$82,416	$287,250
The following table sets forth the dollar amount of all loans due after June 30, 2015, which have fixed interest rates and have floating or adjustable interest rates:

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real Estate:
One-to-four family	$49,523	$11,956	$61,479
Multi-family	28,513	13,910	42,423
Commercial	29,833	67,937	97,770
Construction	—	1,079	1,079
Land loans	2,043	989	3,032
Total real estate	109,912	95,871	205,783

Consumer:
Home equity	11,801	8,424	20,225
Automobile	1,011	—	1,011
Other	2,484	—	2,484
Total consumer	15,296	8,424	23,720

Commercial business	9,267	2,816	12,083
Total	$134,475	$107,111	$241,586

Loan Solicitation and Processing.  Loan originations are obtained from a variety of sources, including direct mail and telephone solicitation, trade and business organization participation.  Our management and staff are also involved in a wide variety of professional, charitable, service and social organizations within the communities in which we operate, and our branch managers, loan representatives and business bankers solicit referrals from existing clients and new prospects.  We also originate and cross sell loans and services to our existing customer base as well as our walk-in/call-in/internet traffic as a result of our long standing community presence and broad based advertising efforts.  Loan processing and underwriting, closing and funding are determined by the type of loan. Consumer loans, including conforming one-to-four family mortgage loans are processed, underwritten, documented and funded through our centralized processing and underwriting center located in Aberdeen, Washington.  Commercial business loans, including commercial and multi-family real estate loans and any non-conforming one-to-four family mortgage loans are processed and underwritten in one of our two Business Banking Center offices located in Lacey and Aberdeen, Washington. Our consumer and residential loan underwriters have specific approval authority, and requests that exceed such authority are referred to the appropriate supervisory level.
Depending upon the size of the loan request and the total borrower credit relationship with us, loan decisions may include the Executive Loan Committee, Senior Loan Committee, and/or Board of Directors.  The Executive Loan Committee is currently comprised of the President/Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Credit Administrator, Business Banking Manager, Note Department Manager, and Loan Operations Manager. The Senior Loan Committee, is a Board committee, comprised of three board members. Credit relationships up to $4.0 million may be approved by the Executive Loan Committee.  Loans or aggregated credit relationships which exceed $4.0 million must be approved by Senior Loan Committee, with an authority limit of $6.0 million, or by the Board of Directors.
Commercial and multi-family real estate loans can be approved up to $250,000 by the Chief Financial Officer, up to $500,000 by either the Business Banking Manager or Loan Operations Officer, and up to $750,000 by the Credit Administrator.  These loans can be approved up to $1.0 million by either the President/Chief Executive Officer or Chief Lending Officer, and up to $2.0 million with the combination of both President/Chief Executive Officer and Chief Lending Officer.  Our Executive Loan Committee, is authorized to approve loans to one borrower or a group of related borrowers up to $4.0 million.  Loans over $4.0 million must be approved by the Senior Loan Committee with a limit of $6.0 million, or the Board of Directors.
Loan Originations, Servicing, Purchases and Sales.  During the years ended June 30, 2014 and 2013, our total loan originations and purchases were $88.1 million and $93.5 million, respectively.
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
We actively sell the majority of our residential fixed rate first mortgage loans to the secondary market at the time of origination. During the years ended June 30, 2014 and 2013, we sold $2.5 million and $22.6 million, respectively, in whole loans to the secondary market and $0 and $1.1 million, respectively, were securitized.  The decrease in whole loan sales and securitizations was attributable to a decrease in the origination of one-to-four family loans to $3.4 million from $28.1 million during the years ended June 30, 2014 and 2013, respectively.  Our secondary market relationship is with Freddie Mac.  We generally retain the servicing on the loans we sell into the secondary market.  Loans are generally sold on a non-recourse basis. As of June 30, 2014 and 2013, our residential loan servicing portfolio was $96.5 million and $109.8 million, respectively. Additionally, in March and May 2014, 17 performing multi-family loans were purchased from the Washington Community Reinvestment Association. At June 30, 2014 these loans had a balance of $4.1 million.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated:

	Year Ended June 30,
	2014	2013	2012
Loans originated:	(In thousands)
Real estate:
One-to-four family	$3,356	$28,120	$26,840
Multi-family	17,613	1,069	6,682
Commercial	32,624	41,157	12,415
Construction	21,289	13,632	4,385
Land loans	—	252	117
Total real estate	74,882	84,230	50,439
Consumer:
Home equity	953	283	204
Credit cards	—	—	—
Automobile	175	221	295
Other	1,039	562	615
Total consumer	2,167	1,066	1,114
Commercial business	6,681	8,238	4,284
Total loans originated	83,730	93,534	55,837

Loans Purchased:
Real estate:
Multi-family	4,370	—	—
Total loans purchased	4,370	—	—

Loans sold:
One-to-four family	2,532	22,566	20,641
Total loans sold	2,532	22,566	20,641

Principal repayments	77,210	79,419	55,030
Loans securitized	—	1,069	4,682
Transfer to real estate owned	7,101	5,365	11,810
Increase (decrease) in other items, net	2,815	(4,806)	(1,071)
Loans held for sale	—	222	312
Net increase (decrease) in loans receivable, net	$4,072	$(19,913)	$(37,709)
Loan Origination and Other Fees.  In some instances, we receive loan origination fees on real estate related products.  Loan fees generally represent a percentage of the principal amount of the loan that is paid by the borrower. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment. We had $1.1 million of net deferred loan fees and costs as of June 30, 2014 compared to $915,000 and $605,000 at June 30, 2013 and 2012, respectively.

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

Nonperforming Assets.  The following table sets forth information with respect to our nonperforming assets and restructured loans for the periods indicated:

	At June 30,
	2014	2013	2012	2011	2010
Loans accounted for on a nonaccrual basis:	(Dollars in thousands)
Real estate:
One-to-four family	$2,101	$4,758	$1,878	$3,113	$3,855
Multi-family	158	—	—	—	—
Commercial	2,070	—	—	2,280	433
Construction	—	—	3,369	4,055	13,964
Land loans	150	734	109	90	—
Total real estate	4,479	5,492	5,356	9,538	18,252
Consumer:
Home equity	—	428	159	121	70
Credit cards	—	—	16	—	—
Automobile	—	2	66	63	63
Other	—	—	1	9	47
Total consumer	—	430	242	193	180
Commercial business	235	219	3,124	1,245	1,324
Total	4,714	6,141	8,722	10,976	19,756
Accruing loans which are contractually past due 90 days or more:
One-to-four family	—	—	55	44	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	2,845	822
Land loans	—	—	—	—	—
Total real estate	—	—	55	2,889	822
Consumer:
Home equity	—	—	—	1	—
Credit cards	—	18	—	137	—
Automobile	—	—	—	—	—
Other	—	—	—	42	64
Total consumer	—	18	—	180	64
Commercial business	—	—	—	124	—
Total of nonaccrual and 90 days past due loans	4,714	6,159	8,777	14,169	20,642
Real estate owned	5,067	6,212	6,708	12,597	14,570
Repossessed automobiles	59	21	—	130	21
Total nonperforming assets	$9,840	$12,392	$15,485	$26,896	$35,233
Restructured loans (1)	$11,261	$17,469	$15,112	$15,034	$13,491
Allowance for loan loss as a percent of nonperforming loans	98.1%	83.6%	80.4%	51.1%	81.3%
Classified assets included in nonperforming assets	$4,714	$6,159	$8,777	$14,169	$20,642
Nonaccrual and 90 days or more past due loans as percentage of total loans	1.6%	2.2%	3.0%	4.3%	5.1%
Nonaccrual and 90 days or more past due loans as a percentage of total assets	1.2%	1.4%	1.9%	2.9%	3.8%
Nonperforming assets as a percentage of total assets	2.5%	2.7%	3.3%	5.5%	6.5%
Nonaccrued interest (2)	$323	$475	$665	$783	$731
(1)    There is $1.4 million of restructured loans that are included in nonperforming assets.
(2) Represents foregone interest on nonaccrual loans.

With the exception of $150,000 in land loans that were past due 90 days or more at June 30, 2014, all of our construction loans were current and performing according to their terms.
Real Estate Owned and Other Repossessed Assets.  As of June 30, 2014, the Company had 20 real estate owned ("REO") properties with an aggregate book value of $5.1 million compared to 21 properties with an aggregate book value of $6.2 million at June 30, 2013.  The decrease in number of properties during the year ended June 30, 2014 was primarily attributable to ongoing sales of residential properties. During the fiscal year we sold 45 properties resulting in a net gain on sale of $407,000. One of the properties was an apartment with 18 units. At June 30, 2014, the largest of the REO properties was a commercial real estate property, which is a multi-purpose commercial storage facility, with a book value of $3.4 million located in Pierce County, Washington.

The following is a summary of our REO properties listed by property type and county location:

	County					Number of properties	Percent of Total REO
	Grays Harbor	Thurston	Pierce	All Other	Total
	(Dollars in thousands)
REO:
One-to-four family	$497	$166	$—	$555	$1,218	11	24.0%
Commercial	149	—	3,415	121	3,685	4	72.8
Land	58	88	18	—	164	5	3.2
Total	$704	$254	$3,433	$676	$5,067	20	100.0%
Restructured Loans. According to generally accepted accounting principles, we are required to account for certain loan modifications or restructurings as “troubled debt restructurings.” Our policy is to track and report all loans modified to terms not generally available in the market, except for those outside of the materiality threshold established for such tracking and reporting.  Loans with principal balances of less than $50,000, and loans with temporary modifications of six months or less are deemed to be immaterial and not included within the tracking and reporting of troubled debt restructurings. In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider.  We will modify the loan when upon completion of the residence the home is rented instead of sold, or when the borrower can continue to make interest payments and is unable to repay the loan until the property is sold as a result of current market conditions. In connection with a loan modification, we may lower the interest rate, extend the maturity date and require monthly payments when monthly payments are not otherwise required. We may also require additional collateral. All loans which are extended with rates and/or terms below market are identified as impaired loans and an appropriate allowance is established pursuant to generally accepted accounting principles.  A loan guarantee, in and by itself, is not considered in either the classification of an impaired loan, the determination of the amount of the allowance or the carrying value of the loan, unless the guarantor provides additional collateral which, when independently evaluated, reduces or eliminates the conditions which caused the loan to be determined as impaired. Accordingly, the existence of a loan guarantee does not result in the carrying value of an impaired loan at a value in excess of the appraised value of the collateral.  Loans which are placed in nonaccrual status and subsequently modified are not returned to accruing status until there has been at least six months of consecutive satisfactory performance.  As of June 30, 2014, there were 45 loans with aggregate net principal balances of $11.3 million that we have identified as “troubled debt restructures.”  In connection with these loans, a valuation allowance in the form of charged-off principal equal to $377,000 has been taken.  Of these 45 loans, nine loans totaling $2.2 million were not performing according to the modified repayment terms at June 30, 2014.
The existence of a guarantor is an important factor that we consider in every deteriorating credit relationship and in our determination as to whether or not to restructure the loan.  Additional factors we consider include the cooperation we receive from the borrower and/or guarantor as determined by the timeliness and quality of their direct and indirect communication, including providing us with current financial information; their willingness to develop new, and report on, previously identified risk mitigation strategies; and whether we receive additional collateral.  The financial ability of the borrower and/or guarantor is determined through a review and analysis of personal and business financial statements, tax return filings, liquidity verifications, personal and business credit reports, rent rolls, and direct reference checks.  The type of financial statements required of a borrower and/or guarantor varies based upon the credit risk and our aggregate credit exposure as it relates to the borrower and any guarantor. Reviewed financial statements are required for commercial business loans greater than $1.5 million and for commercial real estate loans greater than $5.0 million, with the level of outside independent accounting review decreasing as our risk exposure decreases.  We conduct reviews of the financial condition of borrowers and guarantors at least annually for credits of $750,000 or more, and for aggregate relationships of $1.5 million or more.

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
We pursue guarantees where the cost/benefit analysis results in the likelihood of some recovery.  Recoveries and settlements range from zero to 100% of the potential unmitigated loan loss, with the lower end generally being the result of a guarantor filing bankruptcy.  At June 30, 2014, we were pursuing guarantors related to three defaulted loans, and had established settlements and repayment arrangements during the past few years from an additional 19 guarantors for repayment of approximately $1.2 million of previously taken losses.  These arrangements had individual remaining balances ranging from $300 to $400,000 at June 30, 2014, and included a variety of repayment terms including principal only and principal plus negotiated interest.
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
In connection with the filing of periodic reports with the FDIC classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of our review of our loans, as of June 30, 2014, we had classified loans of $6.6 million.  The total amount classified represented 12.4% of equity capital and 1.7% of assets at June 30, 2014.
The aggregate amounts of our classified loans at the date indicated (as determined by management), were as follows:

	At June 30,
	2014	2013
	(In thousands)
Classified Loans:
Substandard	$6,608	$17,290
Doubtful	—	—
Loss	—	—
Total	$6,608	$17,290
Our $6.6 million of substandard loans at June 30, 2014, consisted primarily of $5.8 million of real estate secured loans and $851,000 of consumer and commercial business loans.  Of the $5.8 million of substandard loans which were real estate secured, $571,000 were construction and land loans. The $571,000 in substandard construction and land loans were land loans made to individuals of which $150,000 was on nonaccrual status.  Also included in the total of substandard real estate secured loans at June 30, 2014 was $2.1 million of commercial real estate loans and $158,000 of multi-family loans, secured by property located in Washington and Oregon.  The balance of our substandard real estate secured loans at June 30, 2014 was $2.9 million, which consisted of loans secured by one-to-four family properties, and an additional $129,000 in home equity loans.

Potential Problem Loans.  Potential problem loans are loans that do not yet meet the criteria for identification as classified assets graded as substandard or doubtful, but where known information about the borrower causes management to have serious concerns about the ability of the borrower to comply with present loan repayment terms and may result in the loan being included as a classified asset for future periods.  At June 30, 2014, we had $19.5 million, or 6.9% of our net loans that were identified as potential problem loans compared to $39.3 million or 14.2% of our net loans at June 30, 2013.
Within these problem loans were the following:

•	a term loan of $2.5 million secured by single family residential condominium rental units in Oregon; and

•	a term loan of $2.0 million secured by commercial real estate in Washington.
The two loans described above comprise $4.5 million, or 23.1% of the potential problem loans that were identified as of June 30, 2014.  The loans identified above are located in Western Washington and Portland, Oregon and were in compliance with their repayment terms at June 30, 2014. No other potential problem loan had a balance in excess of $1.0 million at June 30, 2014.
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
There was no provision for loan losses for the year ended June 30, 2014 compared to $750,000 for the year ended June 30, 2013.  We decreased the provision as a result of the decreases in loan delinquencies, classified loans and loan charge-offs, together with our recognition of the qualitative factors. The specific risks that are considered in our analysis for determining the provision for loan losses include an automatic elevation in risk grade and corresponding reserve requirement based on loan payment and payment delinquencies, including debt to the borrower and related entities under loans to one borrower guidelines; and a qualitative analysis of the economic and portfolio trends.  The provision for loan losses for the year ended June 30, 2014 included an incremental component, a qualitative component, and specific reserve as a result of impairment analysis.  The total allowance for loan losses was $4.6 million and $5.1 million at June 30, 2014 and 2013, respectively.  Of the total allowance at June 30, 2014, specific reserves increased to $1.4 million and general reserves decreased to $3.2 million from specific reserves of $1.3 million and general reserves of $3.8 million, respectively, at June 30, 2013.  Included in the general reserve amount of $3.2 million at June 30, 2014 was $344,293 based on incremental changes in asset quality and $808,000 based on qualitative analysis. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.  Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses based on loan growth, economic conditions, charge-offs and portfolio composition.
The decrease in the provision for loan losses was a result of the decrease in delinquent and classified loans, and loan charge-offs together with our recognition of qualitative factors.  We continually monitor the market conditions reported at national, regional, and local levels including those from the FDIC, Case-Schiller, and Realtor Boards. Delinquent residential lot loans decreased to $150,000, or 0.10% of total loans at June 30, 2014, compared to $734,000, or 0.25% of total loans at June 30, 2013.  Qualitative factors developed from this analysis along with the incremental changes discussed above resulted in a decrease to the provision for the period.
Levels and trends in delinquencies and nonperforming loans have decreased during the year ended June 30, 2014. During the current economic cycle, we have experienced changes in our portfolio with respect to delinquent, nonperforming and impaired loans.  At June 30, 2014 and June 30, 2013, our total delinquent loans, including loans 30 or more days past due, were $7.5 million and $10.2 million, respectively, which included nonperforming loans of $4.7 million and $6.2 million, respectively.  Net charge-offs during the years ended June 30, 2014 and June 30, 2013 were $523,000 and $2.7 million, respectively.
Management identifies a loan as impaired when the source of repayment of the loan is recognized as being in jeopardy, such that economic or other changes have affected the borrower to the extent that it may not be able to meet repayment terms, and that resources available to the borrower, including the liquidation of collateral, may be insufficient.  Impairment is measured on a loan-by-loan basis for each loan based upon its source or sources of repayment. For collateral dependent loans management utilizes the valuation from an appraisal obtained generally within the last six months in establishing the allowance for loan losses, unless additional information known to management results in management applying a downward adjustment to the valuation. Appraisals are updated subsequent to the time of origination when management identifies a loan as impaired or potentially being impaired, as indicated by the borrower’s payment and loan covenant performance, an analysis of the borrower’s financial condition, property tax and/or assessment delinquency, increases in deferred maintenance or other information known to management.  When the results of the impairment analysis indicate a potential loss, the loan is classified as substandard and a specific reserve is established for such loan in the amount determined.  Further, the specific reserve amount is adjusted to reflect any further deterioration in the value of the collateral that may occur prior to liquidation or reinstatement.  The impairment analysis takes into consideration the primary, secondary, and tertiary sources of repayment, whether impairment is likely to be temporary in nature or liquidation is anticipated.
Our nonperforming loans include only secured loans at June 30, 2014, which totaled $4.7 million and $6.2 million at June 30, 2013.  At June 30, 2014, our nonperforming loans secured by first mortgage liens consisted of $150,000 in residential land loans, $2.1 million of one-to-four family mortgage loans, and $2.2 million in commercial real estate and multi-family loans.
The remainder of our nonperforming loans at June 30, 2014 included one secured commercial business loan, totaling $235,000 compared to $667,000 at June 30, 2013, which included secured and unsecured consumer and commercial business loans.
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
As of June 30, 2014 and 2013, we had impaired loans of $14.6 million and $21.9 million, respectively.  Included within the impaired loan totals are loans identified as troubled debt restructures.  At June 30, 2014 and 2013, the aggregate amount of troubled debt restructure loans with valuation allowances were $9.3 million and $8.5 million, respectively.

The following table summarizes the distribution of the allowance for loan losses by loan category:

	At June 30,
	2014			2013			2012			2011			2010
	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans
	(Dollars in thousands)
Real estate:
One-to-four family	$63,009	$1,550	21.9%	$73,901	$1,393	26.1%	$82,709	$1,659	28.0%	$97,133	$1,980	29.1%	$112,835	$2,975	27.7%
Multi-family	47,507	229	16.5	38,425	156	13.6	42,032	238	14.2	42,608	88	12.8	45,983	552	11.3
Commercial	107,828	682	37.6	106,859	671	37.7	97,306	578	32.9	105,997	173	31.8	118,492	1,422	29.1
Construction	19,690	190	6.9	5,641	356	2.0	6,696	148	2.3	11,650	1,163	3.5	36,812	7,952	9.0
Land loans	4,126	74	1.4	5,330	531	1.9	7,062	368	2.4	6,723	191	2.0	7,843	157	1.9
Total real estate	242,160	2,725	84.3	230,156	3,107	81.2	235,805	2,991	79.8	264,111	3,595	79.2	321,965	13,058	79.1
Consumer:
Home equity	20,894	290	7.3	25,835	376	9.1	31,504	681	10.7	35,729	739	10.7	42,446	1,818	10.4
Credit cards	3,548	167	1.2	4,741	283	1.7	5,180	328	1.8	7,101	568	2.1	7,943	477	2.0
Automobile	1,073	63	0.4	1,850	103	0.7	3,342	373	1.1	5,547	675	1.7	8,884	533	2.2
Other	2,838	67	1.0	2,723	55	1.0	2,968	126	1.0	3,595	153	1.1	4,160	250	1.0
Total consumer	28,353	587	9.9	35,149	817	12.4	42,994	1,508	14.6	51,972	2,135	15.6	63,433	3,078	15.6
Commercial business	16,737	1,231	5.8	18,211	1,172	6.4	16,618	2,558	5.6	17,268	1,509	5.2	21,718	652	5.3
Unallocated	—	81	—	—	51	—	—	—	—	—	—	—	—	—	—
Total	$287,250	$4,624	100.0%	$283,516	$5,147	100.0%	$295,417	$7,057	100.0%	$333,351	$7,239	100.0%	$407,116	$16,788	100.0%

Management believes that it uses the best information available to determine the allowance for loan losses.  However, unforeseen market conditions could result in adjustments to the allowance for loan losses and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated:

	Year Ended June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Allowance at beginning of period	$5,147	$7,057	$7,239	$16,788	$24,463
Provision for loan losses	—	750	2,735	8,078	2,615
Recoveries:
Real estate loans:
One-to-four family	389	143	498	238	146
Multi-family	—	—	—	—	—
Commercial	972	201	18	5	—
Construction	374	43	271	502	—
Land loans	—	—	—	—	—
Total real estate	1,735	387	787	745	146
Consumer:
Home equity	37	57	20	9	1
Credit cards	46	51	121	98	55
Automobile	6	23	20	62	95
Other	49	68	22	27	39
Total consumer	138	199	183	196	190
Commercial business	38	37	131	3	—
Total recoveries	1,911	623	1,101	944	336
Charge-offs:
Real estate loans:
One-to-four family	897	416	1,465	3,003	747
Multi-family	—	—	—	—	—
Commercial	403	—	571	584	31
Construction	—	105	561	8,915	4,970
Land loans	—	—	—	—	2,836
Total real estate	1,300	521	2,597	12,502	8,584
Consumer:
Home equity	572	356	337	465	847
Credit cards	198	212	492	591	605
Automobile	41	30	59	55	254
Other	65	633	470	777	336
Total consumer	876	1,231	1,358	1,888	2,042
Commercial business	258	1,531	63	4,181	—
Total charge-offs	2,434	3,283	4,018	18,571	10,626
Net charge-offs	523	2,660	2,917	17,627	10,290
Balance at end of period	$4,624	$5,147	$7,057	$7,239	$16,788
Allowance for loan losses as a percentage of total loans outstanding at the end of the period	1.6%	1.8%	2.4%	2.2%	4.1%
Net charge-offs as a percentage of average total loans outstanding during the period	0.2%	0.9%	0.9%	4.7%	2.3%
Allowance for loan losses as a percentage of nonperforming loans at the end of period	98.1%	83.6%	80.4%	51.1%	81.3%

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
Management believes that our allowance for loan losses as of June 30, 2014 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated:

	Year Ended June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Provision for loan losses	$—	$750	$2,735	$8,078	$2,615
Allowance for loan losses	4,624	5,147	7,057	7,239	16,788
Allowance for loan losses as a percentage of total loans outstanding at the end of the period	1.6%	1.8%	2.4%	2.2%	4.1%
Net charge-offs	523	2,660	2,917	17,627	10,290
Total of nonaccrual and 90 days past due loans	4,714	6,159	8,722	14,169	20,642
Allowance for loan losses as a percentage of nonperforming loans at end of period	98.1%	83.6%	80.4%	51.1%	81.3%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable	1.6%	2.2%	3.0%	4.3%	5.1%
Total loans	$287,250	$283,516	$295,417	$333,351	$407,116

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

At June 30, 2014, our investment portfolio consisted principally of mortgage-backed securities, municipal bonds and mutual funds consisting of mortgage-backed securities.  From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management’s projected demand for funds for loan originations, deposits and other activities.
Mortgage-Backed Securities.  The mortgage-backed securities in our investment portfolio were comprised of Freddie Mac, Fannie Mae and Ginnie Mae mortgage-backed securities.  At June 30, 2014, the amortized cost of mortgage-backed securities held in the available-for-sale category was $38.7 million with a weighted average yield of 2.01%, while the mortgage-backed securities in the held-to-maturity category was $8.6 million with a weighted average yield of 2.88%.
Municipal Bonds.  The tax-exempt and taxable municipal bond portfolios were comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations.   All bonds are rated “A” or better and are from issuers located within the State of Washington. The weighted average yield on the tax exempt bonds (on a tax equivalent basis) was 5.06% at June 30, 2014, and the total amount of amortized cost of our municipal bonds was $570,000 at that date, of which $443,000 was available-for-sale and the remaining balance categorized as held-to-maturity.
Federal Home Loan Bank Stock.  As a member of the FHLB of Seattle, we are required to own capital stock in the FHLB of Seattle.  The amount of stock we hold is based on guidelines specified by the FHLB of Seattle.  The redemption of any excess stock we hold is at the discretion of the FHLB of Seattle.  The carrying value of FHLB stock was $6.0 million at June 30, 2014.
Our investment in  FHLB stock is carried at cost, which approximates fair value.  As a member of the FHLB System, we are required to maintain a minimum level of investment in FHLB stock based on specific percentages of our outstanding mortgages, total assets, or FHLB advances.  At both June 30, 2014 and 2013, our minimum investment requirement was $543,000.  We were in compliance with the FHLB minimum investment requirement at June 30, 2014 and 2013.  For the year ended June 30, 2014, we received $6,000 of dividends from the FHLB.
Bank-Owned Life Insurance.  We purchase bank-owned life insurance policies (“BOLI”) to offset future employee benefit costs.  At June 30, 2014, we had a $19.4 million investment in life insurance contracts.  The purchase of BOLI policies, and its increase in cash surrender value, is classified as “Life insurance investment, net of surrender charges” in our Consolidated Statements of Financial Condition.  The income related to the BOLI, which is generated by the increase in the cash surrender value of the policy. See Item 8. "Financial Statements and Supplementary Data" of this Form 10-K for our Consolidated Financial Statements and specifically the Consolidated Statements of Financial Condition and Consolidated Statements of Income regarding BOLI.

The following table sets forth the composition of our investment portfolio at the dates indicated:

	At June 30,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale:
Securities:
Municipal bonds	$443	$446	$1,446	$1,456	$1,623	$1,656
Mortgage-backed securities:
FHLMC	16,901	16,956	20,675	20,415	18,202	18,646
FNMA	20,567	20,331	25,639	24,971	28,345	28,415
GNMA	1,196	1,184	1,499	1,466	—	—
Total available-for-sale	39,107	38,917	49,259	48,308	48,170	48,717
Held-to-maturity:
Securities:
Municipal bonds	127	127	135	135	142	142
Mortgage-backed securities:
FHLMC	3,958	4,017	4,744	4,754	2,437	2,639
FNMA	2,268	2,394	2,931	3,048	3,075	3,352
GNMA	2,412	2,370	2,485	2,379	1,525	1,557
Total held-to-maturity	8,765	8,908	10,295	10,316	7,179	7,690
Total securities	$47,872	$47,825	$59,554	$58,624	$55,349	$56,407

The table below sets forth information regarding the amortized cost, weighted average yields and maturities or call dates of Anchor Bank’s investment portfolio at June 30, 2014:

			At June 30, 2014
	At June 30, 2014		One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Mortgage-Backed Securities		Totals
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	MBS Securities Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale:
Securities:
Municipal bonds (1)	$443	4.68%			$250	3.69%		—%	$193	5.96%	$—	—%	$443	4.68%
Mortgage-backed securities:
FHLMC	16,901	2.28	—	—	—	—	—	—	—	—	16,901	2.80	16,901	2.28
FNMA	20,567	1.81	—	—	—	—	—	—	—	—	20,567	1.81	20,567	1.81
GNMA	1,196	1.56	—	—	—	—	—	—	—	—	1,196	1.56	1,196	1.56
Total available-for-sale	39,107		—		250		—		193		38,664		39,107
Held-to-maturity:
Securities:
Municipal bonds (1)	127	6.37	—	—	—	—	—	—	127	6.37	—	—	127	6.37
Mortgage-backed securities:
FHLMC	3,958	2.64	—	—	—	—	—	—	—	—	3,958	2.64	3,958	2.64
FNMA	2,268	3.76	—	—	—	—	—	—	—	—	2,268	3.76	2,268	3.76
GNMA	2,412	2.46	—	—	—	—	—	—	—	—	2,412	2.46	2,412	2.46
Total held-to-maturity	8,765		—		—		—		127		8,638		8,765
Total	$47,872		$—		$250		$—		$320		$47,302		$47,872

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
At June 30, 2014, we had $68.5 million of jumbo ($100,000 or more) retail certificates of deposit.  We also had $9.5 million in public funds, which represented 3.1% of total deposits at June 30, 2014.  Anchor Bank had no brokered deposits at June 30, 2014.
In the unlikely event we are liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to Anchor Bancorp, as the sole shareholder of Anchor Bank. For additional information, see Note1 of the Notes to Consolidated Financial Statements.
Deposit Activities.  The following table sets forth our total deposit activities for the periods indicated:

	Year Ended June 30,
	2014	2013	2012
	(In thousands)
Beginning balance	$328,584	$345,798	$339,474
Net deposits (withdrawals) before interest credited	(20,486)	(20,736)	1,606
Interest credited	2,936	3,522	4,718
Net increase (decrease) in deposits	(17,550)	(17,214)	6,324
Ending balance	$311,034	$328,584	$345,798

The following table sets forth information concerning our time deposits and other deposits at June 30, 2014:

Weighted Average Interest Rate					Percentage of Total Deposits
				Minimum Balance
	Term	Category	Amount
			(In thousands)
0.15	N/A	Savings deposits	$39,693	100	12.8%
0.04	N/A	Demand deposit accounts	63,920	10	20.6
0.14	N/A	Money market accounts	69,610	1,000	22.4

		Certificates of Deposit
0.10	6 month	Fixed-term, fixed rate	1,947	500	0.6
0.26	9-12 month	Fixed-term, fixed rate	11,553	500	3.7
0.29	13-16 month	Fixed-term, fixed rate	426	500	0.1
0.33	18-20 month	Fixed term-fixed or variable rate	8,839	500	2.8
0.37	24 month	Fixed term-fixed or variable rate	15,061	2,000	4.8
0.7	30-36 month	Fixed term-fixed or variable rate	6,037	500	1.9
1.25	48 month	Fixed term-fixed or variable rate	4,268	500	1.4
1.71	60 month	Fixed term-fixed or variable rate	8,443	500	2.7
3.24	96 month	Fixed term-fixed or variable rate	69,247	500	22.4
0.46	Other	Fixed term-fixed or variable rate	11,990	500	3.9
		Total of certificates of deposit	$137,811		44.3%
		Total of deposits	$311,034		100.0%
Time Deposits by Rate.  The following table sets forth our time deposits classified by rates as of the dates indicated:

	At June 30,
	2014	2013	2012
	(In thousands)
0.00 - 0.99%	$57,926	$57,443	$40,996
1.00 - 1.99	11,143	19,946	51,994
2.00 - 2.99	19,600	21,169	23,898
3.00 - 3.99	44,033	44,565	46,364
4.00 - 4.99	4,973	6,167	7,555
5.00 - 5.99	136	393	391
Total	$137,811	$149,683	$171,198

Time Deposit Certificates.  The following table sets forth the amount and maturities of time deposit certificates at June 30, 2014:

	Amount Due
	Within 1 Year	After 1 Year Through 2 Years	After 2 Years Through 3 Years	After 3 Years Through 4 Years	Beyond 4 Years	Total
	(In thousands)
0.00 - 0.99%	$42,436	$9,480	$3,129	$1,678	$1,203	$57,926
1.00 - 1.99	1,693	1,033	2,969	1,026	4,422	11,143
2.00 - 2.99	1,633	2,149	302	—	15,516	19,600
3.00 - 3.99	—	762	5,451	18,181	19,639	44,033
4.00 - 4.99	296	4,131	546	—	—	4,973
5.00 - 5.99	—	136	—	—	—	136
Total	$46,058	$17,691	$12,397	$20,885	$40,780	$137,811
The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of June 30, 2014.  Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Time Deposit Certificates
Maturity Period
(In thousands)

Three months or less	$8,152
Over three through six months	7,142
Over six through twelve months	6,408
Over twelve months	46,782
Total	$68,484
Deposits.  The following table sets forth the balances of deposits in the various types of accounts we offered at the dates indicated:

	At June 30,
	2014			2013			2012
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total
	(Dollars in thousands)
Savings deposits	$39,693	12.8%	$3,175	$36,518	11.1%	$43	$36,475	10.5%
Demand deposit accounts	63,920	20.6	4,140	59,780	18.2	5,405	54,375	15.7
Money market accounts	69,610	22.4	(12,993)	82,603	25.1	(1,147)	83,750	24.2
Fixed-rate certificates which mature in the year ending:
Within 1 year	37,103	11.9	(7,419)	44,522	13.5	(2,298)	46,820	13.5
After 1 year, but within 2 years	14,418	4.6	5,265	9,153	2.8	(6,288)	15,441	4.5
After 2 years, but within 5 years	65,103	20.9	25,690	39,413	12.0	18,119	21,294	6.2
Certificates maturing thereafter	8,771	2.8	(31,260)	40,031	12.2	(16,141)	56,172	16.2
Variable rate certificates	12,416	4.0	(4,148)	16,564	5.0	(14,907)	31,471	9.1
Total	$311,034		$(17,550)	$328,584		$(17,214)	$345,798

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
As a member of the FHLB of Seattle, we are required to own capital stock in the FHLB of Seattle and are authorized to apply for advances on the security of that stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met.  Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  We also maintain a committed credit facility with the FHLB of Seattle that provides for immediately available advances up to an aggregate of 25% of the prior quarter’s total assets of Anchor Bank. At June 30, 2014, outstanding advances to Anchor Bank from the FHLB of Seattle totaled $17.5 million as compared to $64.9 million at June 30, 2013.
The following tables set forth information regarding FHLB of Seattle advances by us during and at the end of the periods indicated.  The table includes both long- and short-term borrowings.

	Year Ended June 30,
	2014	2013	2012
	(Dollars in thousands)
Maximum amount of borrowing outstanding at any month end:
FHLB advances	$64,900	$64,900	$74,900
Approximate average borrowing outstanding:
FHLB advances	26,015	64,900	73,242
Approximate weighted average rate paid on:
FHLB advances	2.86%	1.91%	1.87%

	At June 30,
	2014	2013	2012
	(Dollars in thousands)
Balance outstanding at end of period:
FHLB advances	$17,500	$64,900	$64,900
Weighted average rate paid on:
FHLB advances	3.58%	1.91%	1.91%

Subsidiaries and Other Activities
Anchor Bank.  Anchor Bank has one wholly-owned subsidiary, Anchor Financial Services, Inc., that is currently inactive.   At June 30, 2014, Anchor Bank’s equity investment in Anchor Financial Services, Inc. was $303,000.
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
Employees
At June 30, 2014, we had 123 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  We consider our employee relations to be good.

Executive Officers.  The following table sets forth information regarding the executive officers of the Company and the Bank:

	Age at June 30, 2014	Position
Name		Company	Bank
Jerald L. Shaw	68	President and Chief Executive Officer	President and Chief Executive Officer
Terri L. Degner	51	Chief Financial Officer	Chief Financial Officer
Gregory H. Schultz	60	Executive Vice President	Executive Vice President and Chief Lending Officer
Biographical Information.  The following is a description of the principal occupation and employment of the executive officers of the Company and the Bank during at least the past five years:
Jerald L. Shaw is the President and Chief Executive Officer of Anchor Bank, positions he has held since July 2006. He has also served in those capacities for Anchor Bancorp since its formation is September 2008. Prior to serving as President and Chief Executive Officer, he served as Chief Operating Officer from 2004 to 2006 and Chief Financial Officer from 1988 to 2002. Prior to that, he served Anchor Bank and its predecessor, Aberdeen Federal Savings and Loan Association, in a variety of capacities since 1976. Prior to that time, Mr. Shaw piloted C-130 aircraft for the U.S. Air Force including numerous combat missions during the Vietnam War. Having performed virtually every position at Anchor Bank, he has extensive knowledge of our operations. He is a distinguished graduate of the School for Executive Development of the U.S. League of Savings Institutions at the University of Washington. Mr. Shaw is also a graduate of the Asset Liability Management School of America's Community Bankers, and many other educational programs. He is a past member of the Board of Trustees for the Thurston County Chamber of Commerce, and a member of the South Sound YMCA. Mr. Shaw also holds a position on the Board of Washington Bankers Association.
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
Gregory H. Schultz, is an Executive Vice President of Anchor Bancorp, a position he has held since January 2011.  Mr. Schultz also is an Executive Vice President and Chief Lending Officer of Anchor Bank,  positions he has held since October 2010 and May 2008, respectively.  Prior to his appointment as Executive Vice President of Anchor Bank, Mr. Schultz had served as Senior Vice President since joining Anchor Bank in February 2008.  In his current capacity, Mr. Schultz serves on many Bank committees, including Chair of the Executive Loan and Problem Asset committees, and as a member of the Executive Management, Senior Management, Risk Management, ALCO, IT, and Loan Policy committees.  Mr. Schultz has more than 37 years of experience in banking and finance, beginning as a collector in 1974 with a subsidiary of Bank of America.  His career includes three years in consumer lending, four years in the thrift industry, and 30 years in community and regional commercial banking, working in Utah, Idaho, Nevada and Washington. Prior to joining Anchor Bank in February 2008, Mr. Schultz was the Senior Commercial Lending Officer for Silverstate Bank from May 2007 through January 2008, and was previously employed by Community Bank of Nevada for ten years in a variety of positions, including most recently as Chief Lending Officer.  Mr. Schultz earned an Associate of Arts Degree in Speech and Drama from Treasure Valley Community College and has extensive training in most aspects of banking including accounting, credit, law, sales, marketing, valuation, management and administration.  Mr. Schultz also participates as a volunteer for charitable organizations, including Relay for Life and Rebuilding Together, and participates in community fund raising activities for Habitat for Humanity, the Kiwanis Club and the Chamber of Commerce. Mr. Schultz initiated personal bankruptcy proceedings in Washington State in September 2013 and in connection therewith he filed a Chapter 13, wage-earner plan. The bankruptcy plan has been confirmed by the Bankruptcy court. Mr. Schultz is currently operating within the plan.
How We Are Regulated
The following is a brief description of certain laws and regulations applicable to Anchor Bancorp and Anchor Bank. Descriptions of laws and regulations here and elsewhere in this report do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress or the Washington State Legislature that may affect the operations of Anchor Bancorp and Anchor Bank.  In addition, the regulations governing us may be amended from time to time by our regulators, the FDIC, DFI, Federal Reserve and the Consumer Financial Protection Bureau ("CFPB").  Any such legislation or regulatory changes in the future could have an adverse effect on our operations and financial condition.  We cannot predict whether any such changes may occur.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which was enacted in July 2010 imposed new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and their holding companies. Among other changes, the Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve Board. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. Anchor Bank is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, we are generally subject to supervision and enforcement by the FDIC and the DFI with respect to our compliance with consumer financial protection laws and CFPB regulations.

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
Insurance of Accounts and Regulation by the FDIC. The DIF of the FDIC insures deposit accounts in Anchor Bank up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended June 30, 2014, were $505,000. During the last three years our premiums have decreased due to the termination of the Order and increased quality of loan performance. Management is not aware of any existing circumstances which would result in termination of Anchor Bank's deposit insurance.
The Dodd-Frank Act requires that FDIC deposit insurance assessments be based on assets instead of deposits.  The FDIC has issued rules, under which the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.  The FDIC assessment rates range from approximately five basis points to 35 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from three basis points to 30 basis points (subject to adjustments as described above).  If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from two basis points to 28 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from one basis point to 25 basis points (in each case subject to adjustments as described above).  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
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
At June 30, 2014, Anchor Bank was categorized as "well capitalized". For additional information, see Note 13 of the Notes to Consolidated Financial Statements.
Current Capital Requirements. Federally insured financial institutions, such as Anchor Bank are required by FDIC regulation to maintain minimum levels of regulatory capital. On July 2, 2013, the Federal Reserve approved a final rule (“Final Rules”) to establish a new comprehensive regulatory capital framework for all U.S. financial institutions and their holding companies. On July 9, the Final Rule was approved as an interim final rule by the FDIC. The Final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act, which is discussed below in the section entitled “-New Capital Rules.” The following is a discussion of the capital requirements Anchor Bank was subject to as of June 30, 2014.
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
At June 30, 2014, the FDIC measured an institution’s capital using a leverage limit together with certain risk-based ratios.  The FDIC’s minimum leverage capital requirement for a bank to be considered adequately capitalized specifies a minimum ratio of Tier 1 capital to average total assets of 4%.   At June 30, 2014, Anchor Bank had a Tier 1 leverage capital ratio of 13.6%.  The FDIC retains the right to require a particular institution to maintain a higher capital level based on its particular risk profile.
FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.  Under the guidelines, for a bank to be considered adequately capitalized the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets (the total risk-based capital ratio) must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets (the Tier 1 risk based capital ratio) must be at least 4%.  In evaluating the adequacy of a bank’s capital, the FDIC may also consider other factors that may affect a bank’s financial condition. These factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management’s ability to monitor and control financial operating risks.
The DFI requires that net worth equal at least five percent of total assets.  At June 30, 2014, Anchor Bank had Tier 1 risk-based capital of 16.8%.
The table below sets forth Anchor Bank’s capital position under the prompt corrective action regulations of the FDIC at June 30, 2014 and 2013 and the requirements pursuant to the Order, which the Bank was subject to until September 5, 2012, at which time it became subject to the Supervisory Directive. The Bank’s Tier 1 leverage capital ratio was 13.6% at June 30, 2014, which exceeded the requirements of the Supervisory Directive of 10%.

	At June 30,
	2014		2013
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank equity capital under GAAP	$53,675		$52,368

Total risk-based capital	$57,344	18.0%	$56,289	18.0%
Total risk-based capital requirement	25,460	8.0	25,060	8.0
Excess	$31,884	10.0%	$31,229	10.0%

Tier 1 risk-based capital	$53,358	16.8%	$52,450	16.7%
Tier 1 risk-based capital requirement	12,730	4.0	12,530	4.0
Excess	$40,628	12.8%	$39,920	12.7%

Tier 1 leverage capital	$53,358	13.6%	$52,450	11.4%
Tier 1 leverage capital requirement	15,688	4.0	18,358	4.0
Excess	$37,670	9.6%	$34,092	7.4%
Pursuant to minimum capital requirements of the FDIC, Anchor Bank is required to maintain a leverage ratio (capital to assets ratio) of 4% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively.  The Order required Anchor Bank to maintain Tier 1 capital and total risk-based capital ratios at a minimum of 10% and 12%, respectively.  The Supervisory Directive requires Anchor Bank to maintain a Tier 1 capital ratio of at least 10%. As of June 30, 2014 and 2013, the Bank was classified as a “well capitalized” institution under the criteria established by the FDIC.
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
Effective in 2015 (with some changes generally transitioned into full effectiveness over two to four years), the Bank will be subject to new capital requirements adopted by the FDIC. These new requirements create a new category and a required risk weighted asset ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weights of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.
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
For all of these capital requirements, there are a number of changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments as a result of its total assets being below the $15 billion threshold. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.
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
The FDIC's prompt corrective action standards will change when these new capital ratios become effective. Under the new standards, in order to be considered well-capitalized, the Bank would have to have a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged). Anchor Bank has conducted a pro forma analysis of the application of these new capital requirements as of June 30, 2014. We have determined that Anchor Bank meets all these new requirements, including the full 2.5% capital conservation buffer, and remains well-capitalized, if these new requirements had been effect on that date. Anchor Bancorp has also conducted a pro forma analysis of the application of these new capital requirements as of June 30, 2014. We have determined that Anchor Bancorp meets all these new requirements, including the full 2.5% capital conservation buffer, and remains well-capitalized, if these new requirements had been in effect on that date.
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
Federal Home Loan Bank System.  Anchor Bank is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions.  As a member, Anchor Bank is required to purchase and maintain stock in the FHLB. At June 30, 2014, the Bank had $6.0 million in FHLB stock, which was in compliance with this requirement. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See "Business - Deposit Activities and Other Sources of Funds - Borrowings" in this Form 10-K.

The FHLB of Seattle announced in July 2014 that it had entered into an exclusivity agreement for a potential merger with the FHLB of Des Moines. The merger would require the approval from the Federal Housing Finance Agency and the member-owners of the FHLB of Seattle and the FHLB of Des Moines. As of June 30, 2014, the FHLB of Des Moines had $82.2 billion in assets and serves approximately 1,200 member financial institutions in the Midwest, compared to the FHLB of Seattle, which had $36.5 billion in assets and serves approximately 330 member financial institutions in eight Western states and several Pacific territories. It is anticipated that the combined FHLB will be located in Des Moines and will provide funding for over 1,500 member financial institutions in 13 states, as well as the U.S. territories of American Samoa and Guam and the Commonwealth of the Northern Mariana Islands. The proposed merger follows the FHLB of Seattle’s recovery from not being adequately capitalized. The FHLB of Seattle had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency as of December 31, 2008, and all dividends and the repurchase and redemption of outstanding common stock were suspended. In September 2012, the FHLB announced that the Federal Housing Finance Agency reclassified the FHLB of Seattle as adequately capitalized. The FHLB also announced that it had been granted authority to repurchase up to $25 million of excess capital stock per quarter, provided they receive a non-objection from the Federal Housing Finance Agency. As of June 30, 2014, the FHLB had repurchased $232,000 of its stock, at par, from Anchor Bank. In July 2013 the Board of Directors declared a $0.025 per share cash dividend representing the FHLB of Seattle's return to normal operations. Subsequent dividends were paid by the FHLB based on its 2013 third and fourth quarter financial results as well as its 2014 first quarter financial results. As a result, Anchor Bank received $6,000 in FHLB dividends during the year ended June 30, 2014.
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
Real Estate Lending Standards. FDIC regulations require Anchor Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans.  These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements.  Anchor Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions.  Anchor Bank’s Board of Directors is required to review and approve Anchor Bank’s standards at least annually.  The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans.  Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multifamily or other non-one-to-four-family properties should not exceed 30% of total capital.  Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Anchor Bank’s records and reported at least quarterly to Anchor Bank’s Board of Directors.  Anchor Bank is in compliance with the record and reporting requirements.  As of June 30, 2014, Anchor Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were 7.19% and Anchor Bank’s loans on commercial, agricultural, multifamily or other non-one-to-four-family properties in excess of  the supervisory loan-to-value ratios were 1.49%.  Based on strong risk management practices, Anchor Bank has consistently operated above the aggregate 100% of capital guideline limit since these standards were imposed.
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
Federal Reserve System.  The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank.  As of June 30, 2014, Anchor Bank’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.
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
Net Operating Loss Carryovers. A financial institution may carryback net operating Federal losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997.
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
Substantially all of our loans are to businesses and individuals in the states of Washington and Oregon.  A continuing decline in the economies of the five counties in which we operate, which we consider to be our primary market areas, as well as the Portland, Oregon metropolitan area where we have had lending activities prior to 2007, could have a material adverse effect on our business, financial condition, results of operations and prospects.  Weak economic conditions and previous strains in the financial and housing markets in our market area has resulted in higher levels of loan delinquencies, problem assets and foreclosures and a decline in the values of the collateral securing our loans.
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

A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

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
At June 30, 2014, $63.0 million, or 21.9%, of our total loan portfolio, was secured by one-to-four single-family real property. This type of lending is generally sensitive to regional and local economic conditions that  significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Washington housing market has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. These declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.
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
In addition to residential mortgage loans, we originate construction and land loans, commercial and multi-family mortgage loans, commercial business loans, and consumer loans primarily within our market areas.  At June 30, 2014, we had $224.2 million outstanding in non-residential loans.  For the year ended June 30, 2014, loans delinquent 30 days or more, including nonperforming loans, were $7.5 million, and delinquent loans represented 2.6% of total loans. Many of these loans are perceived to have greater credit risk than residential real estate loans for a number of reasons, including those described below:
Construction and Land Loans. Since 2008, and as was required by the Order, we significantly decreased our origination of construction and land acquisition and development loans. As previously discussed, the Order was terminated in September 2012, and replaced with the Supervisory Directive, which allowed us to increase our origination of these types of loans. As a result, during the fiscal years ended June 30, 2014 and 2013, we originated $21.3 million and $13.6 million in construction loans, but only a very limited of land loans. From June 30, 2012 through June 30, 2014, our construction loans grew 194.1%, while our land loans declined by 41.6%. At June 30, 2014, we had $23.8 million or 8.3% of total loans in construction and land loans of which $4.1 million were land loans. There were no land acquisition and development loans outstanding at June 30, 2014.

Construction and land lending includes the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project.  If the estimate of construction cost proves to be inaccurate, we may advance funds beyond the amount originally committed to permit completion of the project. In addition, during the term of a construction loan, no payment from the borrower typically is required since the accumulated interest is added to the principal of the loan through an interest reserve.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment and may incur a loss.  In addition, speculative construction loans to a builder are for homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.
 Loans on land under development or held for future construction as well as lot loans made to individuals for the future construction of a residence also pose additional risk because the length of time from financing to completion of a development project is significantly longer than for a traditional construction loan, which makes them more susceptible to declines in real estate values, declines in overall economic conditions which may delay the development of the land and changes in the political landscape that could affect the permitted and intended use of the land being financed, and the potential illiquid nature of the collateral.  In addition, during this long period of time from financing to completion, the collateral often does not generate any cash flow to support the debt service.
As a result, construction and land lending often involves the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or to obtain permanent take-out financing, rather than the ability of the borrower or guarantor to independently repay principal and interest.  At June 30, 2014, $2.2 million of our construction loans were to builders for speculative residential construction.  Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of origination. At June 30, 2014, $150,000 or 0.6% of our total construction and land loans were nonperforming.
Commercial and Multi-family Mortgage Loans.  These loans typically involve higher principal amounts than other types of loans. Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  At June 30, 2014, we had $155.3 million or 54.1% of total loans in commercial and multi-family mortgage loans, $2.2 million or 1.4% of which were nonperforming.
Commercial Business Loans. At June 30, 2014, we had $16.7 million or 5.8% of total loans in commercial business loans, however, we are currently planning on expanding our commercial business lending, subject to market conditions.  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrower's cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible, inventories may be obsolete or of limited use, and other collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower.  At June 30, 2014, nonperforming commercial business loans totaled $235,000.
Consumer Loans.  We make secured and unsecured consumer loans.  Our secured consumer loans are collateralized with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.   At June 30, 2014, we had $28.4 million or 9.9% of total loans in consumer loans of which none were nonperforming.  Of this amount, $20.9 million were in home equity loans, some of which are loans in amounts for up to 100% of collateral value.  For more information about the credit risk, we face with respect to these types of loans, see “Our business may be adversely affected by credit risk associated with residential property.”

Our loan portfolio possesses increased risk as the result of subprime loans.
As of June 30, 2014, we held in our loan portfolio $4.6 million in one-to-four family mortgage loans ($2.6 million of which were fixed rate), $144,000 of automobile loans (all of which were fixed rate), $2.3 million of home equity loans (of which $1.6 million were fixed rate) and $235,000 of other types of consumer loans (all of which were fixed rate), which are considered “subprime” by federal banking regulators.  The aggregate amount of loans considered subprime at June 30, 2014 was $7.3 million or 2.5% of our total loan portfolio. In exchange for the additional lender risk associated with these loans, these borrowers generally are required to pay a higher interest rate, and depending on the severity of the credit history, a lower loan-to-value ratio may be required than for a conforming loan borrower. At the time of loan origination, our subprime borrowers had an average Fair Isaac and Company, Incorporated, or FICO, credit score of 626 and a weighted average loan-to-value ratio of 75%, which loan-to-value ratio may be significantly understated if current market values are used. A FICO score is a principal measure of credit quality and is one of the significant criteria we rely upon in our underwriting. Generally, a FICO score higher than 660 indicates the borrower has an acceptable credit reputation. At June 30, 2014, none of our subprime loans were categorized as nonperforming assets. Subprime loans are generally considered to have an increased risk of delinquency and foreclosure than do conforming loans, especially when adjustable rate loans adjust to a higher interest rate.  We had not experienced such increased delinquencies or foreclosures at June 30, 2014, however, our subprime loan portfolio will be adversely affected in the event of a further downturn in regional or national economic conditions. In addition, we may not recover funds in an amount equal to any remaining loan balance. Consequently, we could sustain loan losses and potentially incur a higher provision for loan loss expense.
Our concentration in non-owner occupied residential real estate loans may expose us to increased credit risk.
At June 30, 2014, $16.4 million, or 27.3% of our residential mortgage loan portfolio and 5.8% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At June 30, 2014, we had 11 non-owner occupied residential loan relationships, with aggregate outstanding balances of $8.3 million, of which two loan relationships had an aggregate outstanding balance over $500,000. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan. At June 30, 2014, the majority of our non-owner occupied residential mortgage loans complied with their loan repayment terms, except for four loans which totaled $729,000 at that date.
We have a concentration of large loans outstanding to a limited number of borrowers that increases our risk of loss.
We have extended significant amounts of credit to a limited number of borrowers, largely in connection with our commercial and construction lending. At June 30, 2014, the aggregate amount of loans to our ten largest borrowers amounted to approximately $63.1 million or 22.0% of total loans. At this date, none of the loans to our ten largest borrowers were nonperforming loans.
A high concentration of credit to a limited number of borrowers increases the risk of our loan portfolio. In the event that one or more of these borrowers is not able to meet interest payments or pay scheduled amortization on such obligations, the potential loss to us is more likely to have a material adverse impact on our business, financial condition and results of operations.
The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.
The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending.  Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial  real estate related entities, represent 300% or more of total capital.  The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.  Our total of income producing or non-owner occupied commercial real estate loans were $124.3 million or 216.9% of total capital at June 30, 2014 compared to $113.3 million or 201.3% of total capital at June 30, 2013.  While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

New rules issued by the Consumer Financial Protection Bureau (the “CFPB”) may have a negative impact on our residential loan origination process and foreclosure proceedings, which could adversely affect our business, operating results, and financial condition.

The CFPB issued a rule effective in January 2014 to implement the “qualified mortgage” provisions of the Dodd-Frank Act requiring that mortgage lenders consider consumers’ ability to repay home loans before extending them credit. This new rule describes certain minimum requirements for lenders making so-called “ability-to-repay” determinations, but does not dictate that they follow particular underwriting models. Loans that meet the terms of the “qualified mortgage” provisions under the rule will be presumed to have complied with the new ability-to-repay standard. Loans that do not meet the ability-to-repay standard can be challenged in court by borrowers who default and the absence of ability-to-repay status can be used against a lender in foreclosure proceedings. The CFPB’s rule on “qualified mortgages” could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability. In addition, any loans that we make outside of the “qualified mortgage” criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose on the underlying property. It is difficult to predict how the CFPB’s “qualified mortgage” rule will impact us, but any decreases in loan origination volume or increases in compliance and foreclosure costs caused by the rule could negatively affect our business, operating results and financial condition. See - “We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operations.”
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
We maintain an allowance for loan losses, which we believe is an appropriate reserve to provide for probable losses in our loan portfolio.  The allowance is funded by provisions for loan losses charged to expense.  The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience, certain macroeconomic factors, and management's expectations of future events;

•	our specific reserve, based on our evaluation of nonperforming loans and their underlying collateral; and

•	an allocated pool reserve to provide for other credit losses including allocations for secured and unsecured loans.
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

Our provision for loan losses and net loan charge-offs has fluctuated significantly in recent years and we may be required to make increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.
For the fiscal year ended June 30, 2014, we recorded no provision for loan losses compared to $750,000 for the year ended June 30, 2013.  We also recorded net loan charge-offs of $523,000 for the year ended June 30, 2014 compared to $2.7 million for the comparable period in 2013.
If current weak conditions in the housing and real estate markets continue, we expect that we will continue to experience further delinquencies and credit losses until general economic conditions improve further.  As a result, we could be required to make increases in our provision for loan losses to increase our allowance for loan losses.  Our allowance for loan losses was 1.6% of total loans held for investment and 98.1% of nonperforming loans at June 30, 2014. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.
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
At June 30, 2014, our nonperforming assets which consist of nonaccruing loans and real estate owned, were $9.8 million, or 2.5% of total assets.  Our nonperforming assets adversely affect our net income in various ways:

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
If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term certificates of deposit and other deposits yielding no or a relatively low rate of interest. At June 30, 2014, we had $46.1 million in certificates of deposit that mature within one year and $41.1 million in non-interest bearing demand deposits. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, a substantial amount of our mortgage loans and home equity loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing, could have an adverse effect on our results of operations as a result of substantially reduced asset yields.
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
Further decreases in noninterest income could adversely affect our ability to remain profitable and, if we cannot generate and increase our income, our stock price may be adversely affected.
Our net interest income has decreased steadily in recent years. We also face significant challenges that will hinder our ability to generate competitive returns. Our most significant challenge has been our low interest rate spread and margin during recent periods. As a result, we have become even more reliant on our noninterest income, including from time to time significant gains on sales of investments in order to increase noninterest income.  These gains on sales of investments are subject to market and other risks and cannot be relied upon.  During the years ended June 30, 2014 and 2013, net interest income before provision for loan losses was less than noninterest expense by $3.7 million and $4.4 million, respectively. While we have identified various strategic initiatives that we will pursue in our efforts to overcome these challenges and improve earnings, our strategic initiatives may not succeed in generating and increasing income. If we are unable to generate or increase income, our stock price may be adversely affected.
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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the Federal Home Loan Bank of Seattle (“FHLB”) and other borrowings to fund our operations.  At June 30, 2014, we had $17.5 million of FHLB advances outstanding with an additional $80.8 million of available borrowing capacity.  Additionally we have $5.0 million available with Pacific Coast Bankers Bank and $1.0 million available with the Federal Reserve. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington or Oregon markets where our loans are concentrated, or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry.
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
In January of 2013, the CFPB issued several final regulations and changes to certain consumer protections under existing laws.  These final rules, most of the provisions of which (including the qualified mortgage rule) become effective January 10, 2014, generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability-to-repay and add restrictions and requirements to mortgage origination and servicing practices.  In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years.  Compliance with these rules will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans.  Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.
The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for savings and loan holding companies and bank holding companies that are no less stringent than those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in Anchor Bank, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.
The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250 thousand per depositor, retroactive to January 1, 2008.  The legislation also increases the required minimum reserve ratio for the DIF, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.
It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks.  However, it is expected that at a minimum they will increase our operating and compliance costs, which could adversely affect key operating efficiency ratios, and could increase our interest expense.
The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.
As discussed under “Regulation” in Part 1, Item 1 of this Form 10-K, effective January 1, 2015, we will be subject to new capital requirements under regulations adopted by the federal banking regulators to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. These new requirements establish the following minimum capital ratios: (1) a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. In addition, there is a new requirement to maintain a capital conservation buffer, comprised of CET1 capital, in an amount greater than 2.5% of risk-weighted assets over the minimum capital required by each of the minimum risk-based capital ratios in order to avoid limitations on the organization's ability to pay dividends, repurchase shares or pay discretionary bonuses. The capital conservation buffer requirement will be phased in, beginning January 1, 2016, requiring during 2016 a buffer amount greater than 0.625% in order to avoid these limitations, and increasing the amount each year until beginning January 1, 2019, the buffer amount must be greater than 2.5% in order to avoid the limitation.
The new regulations also change what qualifies as capital for purposes of meeting these various capital requirements, as well as the risk-weighted of certain assets for purposes of the risk-based capital ratios.
Under the new regulations, in order to be considered well-capitalized for prompt corrective action purposes, the Bank will be required to maintain the following ratios: (1) a CET1     ratio of at least 6.5% (new) of risk-weighted assets; (2) a Tier 1 capital ratio of at least 8.0% of (increased from 6.0%) risk-weighted assets; (3) a total capital ratio of a least 10.0% (unchanged) of risk-weighted assets; and (4) a leverage ratio of at least 5.0% (unchanged). Anchor Bank has conducted a pro forma analysis of the application of these new capital requirements as of June 30, 2014. We have determined that Anchor Bank meets all these new requirements, including the full 2.5% capital conservation buffer, and remains well-capitalized, if these new requirements had been effect on that date. Anchor Bancorp has also conducted a pro forma analysis of the application of these new capital requirements as of June 30, 2014. We have determined that Anchor Bancorp meets all these new requirements, including the full 2.5% capital conservation buffer, and remains well-capitalized, if these new requirements had been effect on that date.

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
If our investment in the Federal Home Loan Bank of Seattle becomes impaired, our earnings and stockholders’ equity could decrease.
At June 30, 2014, we owned $6.0 million in FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the FHLB's Capital Plan. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per applicable accounting standards. The FHLB has announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency, its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. In September 2012, the FHLB announced that the FHFA now considers the FHLB to be adequately capitalized. The FHLB also announced that it had been granted authority to repurchase up to $25 million of excess capital stock per quarter, provided they receive a non-objection from the FHFA. As of June 30, 2014, the FHLB had repurchased $232,300 of its stock, at par, from Anchor Bank. The FHLB announced July 22, 2013 that, based on second quarter 2013 financial results, their Board of Directors had declared a $0.025 per share cash dividend. It is the first dividend in a number of years and represents a significant milestone in FHLB's return to normal operations. Subsequently, the FHLB declared an additional dividend of $0.025 per share based on its third and fourth quarter 2013 financial results as well as the first quarter 2014.  As a result, we have not recorded an impairment on our investment in FHLB stock.  Deterioration in the FHLB's financial position may, however, result in future impairment in the value of those securities.  We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment. On July 31, 2014, the FHLB of Des Moines and the FHLB of Seattle announced that they have entered into an exclusivity arrangement regarding a potential merger of the two banks. A merger would require approval from the Federal Housing Finance Agency, as well as member-owners of FHLB Des Moines and FHLB Seattle.
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
Some of these regulations may increase our costs and thus place other financial institutions in stronger, more favorable competitive positions. We cannot predict what restrictions may be imposed upon us with future legislation.
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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

At June 30, 2014, we had one administrative office, 11 full service banking offices and two loan centers of which 11 locations are owned and three locations are leased.  At June 30, 2014, the net book value of our investment in premises, equipment and leaseholds was $11.3 million.  The net book value of our data processing and computer equipment at June 30, 2014 was $301,000.

The following table provides a list of our main and branch offices and indicates whether the properties are owned or leased:

Location	Leased or Owned	Lease Expiration Date	Square Footage	Net Book Value at June 30, 2014
				(In thousands)
ADMINISTRATIVE OFFICE
100 West First Aberdeen, Washington 98520	Owned	—	7,410	$2,128

BRANCH OFFICES:

Aberdeen (1) (2) 120 N. Broadway Aberdeen, Washington 98520	Owned	—	17,550	1,380

Centralia (2) 604 S. Tower Centralia, Washington 98531	Owned	—	3,000	614

Elma (2) 216 S. Third Street Elma, Washington 98541	Owned	—	2,252	263

Hoquiam 701 Simpson Avenue Hoquiam, Washington 98550	Leased	6/30/2015	550	1

Lacey (4) 601 Woodland Square Loop SE Lacey, Washington 98503	Owned	—	13,505	1,935

Montesano 301 Pioneer Avenue East Montesano, Washington 98563	Owned	—	2,125	2,755

Ocean Shores (2) 795 Pt. Brown Avenue NW Ocean Shores, Washington 98569	Owned	—	2,550	575

Olympia (2) 2610 Harrison Avenue West Olympia, Washington 98502	Owned	—	1,882	438
(table continued on following page)

Location	Leased or Owned	Lease Expiration Date	Square Footage	Net Book Value at June 30, 2014
Puyallup (3) 16502 Meridian Avenue E, Suite B Puyallup, Washington 98375	Leased	1/31/2015	982	61

Shelton (3) 100 E. Wallace Kneeland Boulevard Shelton, Washington 98584	Leased	5/31/2018	673	2

Westport (2) 915 N. Montesano Westport, Washington 98595	Owned	—	3,850	970

LOAN OFFICES:

Aberdeen 211 E. Market Street Aberdeen, Washington 98520	Owned	—	12,825	5

Aberdeen 215 E. Market Street Aberdeen, Washington 98520	Owned	—	12,000	186
________

(1)	Includes our home branch.

(2)	Drive-up ATM available.

(3)	Wal-Mart locations.

(4)	Includes space leased.

Item 3. Legal Proceedings

The Company or Anchor Bank from time to time is involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management, would have material adverse effect on our consolidated financial position, results of operation, or liquidity.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The Nasdaq Stock Market LLC’s Global Market, under the symbol “ANCB.”  As of June 30, 2014, there were 2,550,000 shares of common stock issued and outstanding and we had approximately 234 shareholders of record, excluding persons or entities who hold stock in nominee or “street name” accounts with brokers.  The Company has not paid any dividends to shareholders since its formation.
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
Stock Repurchases.  The Company had no stock repurchases of its outstanding common stock during the fourth quarter of the year ended June 30, 2014.
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

	Period Ending
Index	01/26/11	06/30/11	12/31/11	06/30/12	12/31/12	06/30/13	12/31/13	06/30/14
Anchor Bancorp	$100.00	$92.00	$62.00	$103.40	$142.00	$167.70	$182.90	$190.87
NASDAQ Composite	100.00	101.67	96.05	108.85	113.09	128.27	158.52	168.34
SNL Thrift Index	100.00	94.32	85.43	92.20	103.91	116.40	133.35	138.49
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

	At June 30,
	2014	2013	2012	2011	2010
FINANCIAL CONDITION DATA:	(In thousands)
Total assets	$389,128	$452,179	$470,815	$488,935	$544,829
Securities	573	1,591	1,798	5,594	6,737
Mortgage-backed securities	47,109	57,012	54,098	40,156	52,077
Loans receivable, net (1)	281,526	277,454	287,755	325,464	389,411
Deposits	311,034	328,584	345,798	339,474	355,788
FHLB advances	17,500	64,900	64,900	85,900	136,900
Total equity	53,675	52,368	54,024	57,452	44,670

	Year Ended June 30,
OPERATING DATA:	2014	2013	2012	2011	2010
	(In thousands)
Total interest income	$17,789	$19,727	$22,464	$25,969	$32,503
Total interest expense	3,681	4,764	6,090	8,002	14,650
Net interest income before provision for loan losses	14,108	14,963	16,374	17,967	17,853
Provision for loan losses	—	750	2,735	8,078	2,615
Net interest income after provision for loan losses	14,108	14,213	13,639	9,889	15,238
Noninterest income	4,075	4,924	6,674	5,752	6,807
Noninterest expense	17,760	19,392	22,025	24,461	24,583
Income (loss) before provision (benefit) for income tax	423	(255)	(1,712)	(8,820)	(2,538)
Total benefit for income tax	—	—	—	—	(2,958)
Net income (loss)	$423	$(255)	$(1,712)	$(8,820)	$420
__________________
(1)           Net of allowances for loan losses, loans in process and deferred loan fees.

	At June 30,
OTHER DATA:	2014	2013	2012	2011	2010
Number of:
Real estate loans outstanding	1,997	1,733	1,950	2,222	2,463
Deposit accounts	21,834	23,366	25,411	26,837	29,035
Full-service offices	11	11	13	14	16

	At or For the Year Ended June 30,
KEY FINANCIAL RATIOS:	2014	2013	2012	2011	2010
Performance Ratios:
Return on assets (1)	0.10%	(0.05)%	(0.36)%	(1.72)%	0.07%
Return on equity (2)	0.83	(0.49)	(3.13)	(16.66)	0.86
Equity to total assets ratio (3)	12.66	11.23	11.36	10.32	8.07
Interest rate spread (4)	3.68	3.35	3.43	3.57	3.00
Net interest margin (5)	3.87	3.53	3.65	3.78	3.22
Average interest-earning assets to average interest-bearing liabilities	119.2	115.9	116.4	112.3	108.5
Efficiency ratio (6)	97.7	97.5	95.6	103.1	99.7
Other operating expenses as a percent of average total assets	4.4	4.2	4.6	4.8	4.1

Anchor Bank Capital Ratios:
Tier I leverage	13.6	11.4	10.9	10.7	7.6
Tier I risk-based	16.8	16.7	17.0	15.8	10.5
Total risk-based	18.0	18.0	18.2	17.1	11.8

Asset Quality Ratios:
Nonaccrual and 90 days or more past due loans as a percent of total loans	1.6	2.2	3.0	4.3	5.1
Nonperforming assets as a percent of total assets	2.5	2.7	3.3	5.5	6.5
Allowance for loan losses as a percent of total loans	1.6	1.8	2.4	2.2	4.1
Allowance for loan losses as a percent of nonperforming loans	98.1	83.6	80.4	51.1	81.3
Net charge-offs to average outstanding loans	0.2	0.9	0.9	4.7	2.3
_______________________

(1)	Net income (loss) divided by average total assets.

(2)	Net income (loss) divided by average equity.

(3)	Average equity divided by average total assets.

(4)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	The efficiency ratio represents the ratio of noninterest expense divided by the sum of net interest income and noninterest income.

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

Compliance With Regulatory Restrictions

Anchor Bank entered into the Order with the FDIC and the Washington DFI on August 12, 2009.  The Order was terminated on September 5, 2012 as a result of the steps Anchor Bank took in complying with the Order and reducing its level of classified assets, augmenting management and improving the overall condition of Anchor Bank. In place of the Order, Anchor Bank entered into a Supervisory Directive with the DFI and the FDIC.

Correcting the problems identified in the Order has caused us to revise our operating strategy and has had a resulting impact on our financial condition and results of operations.  We have reduced our asset size from $652.4 million at June 30, 2009 to $389.1 million at June 30, 2014 as we have sought to reduce our concentration in construction lending and commercial real estate loans, to preserve our capital and maximize our regulatory capital ratios.  In addition, in fiscal 2010 we sold relatively high yielding performing fixed rate single family loans which has reduced our net interest income in recent periods.  Also, because of the reduced demand for commercial real estate loans, we have sold these loans at a discount which has negatively impacted our operating results. The reduction in asset size has helped us preserve our capital and maximize our regulatory capital ratios as we took action to achieve and maintain compliance with the requirements of the Order and Supervisory Directive.

In addition to the reduction in assets we also reduced certain types of liabilities.  We had relied on wholesale funds such as brokered deposits in some cases to fund lending transactions and as a result of the Order we significantly reduced brokered certificates and our reliance on wholesale funds and have increased our reliance on core deposits which has decreased our cost of funds.  At June 30, 2014, we had eliminated all brokered deposits as compared to $84.7 million of brokered deposits at June 30, 2009.

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

Management and the Board of Directors have and will continue to take action and implement programs to comply with the requirements of the Supervisory Directive.

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

Improving our Earnings by Expanding Our Product Offerings.  We intend, subject to market conditions, to prudently increase the percentage of our assets consisting of higher-yielding commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations.  At June 30, 2014, our commercial business loans totaled $16.7 million, or 5.8% of our total loan portfolio.  We also intend to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling our loan and deposit products and additional services to our customers such as electronic invoicing and payroll services for our business customers.

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

Continued Expense Control.  Beginning in fiscal 2009 and continuing into fiscal 2014, management has undertaken several initiatives to reduce noninterest expense and will continue to emphasize the identification of cost savings opportunities throughout all phases of our operations.  Beginning in fiscal 2009, we instituted expense control measures such as reducing staff, eliminating Anchor Bank’s discretionary matching contribution to its 401(k) plan, reducing most marketing expenses and charitable contributions, cancelling certain projects and capital purchases, and reducing travel and entertainment expenditures.  We have also reduced our number of full-time equivalent employees from 194 at September 30, 2008 to 123 at June 30, 2014.  During fiscal 2009, four in store Wal-Mart branch offices were closed as a result of their failure to meet our required growth standards.  During fiscal 2010, two additional in store Wal-Mart branch offices were closed.  The reduction in personnel, cost savings and closure of offices, resulted in savings of approximately $1.8 million per year from the closure of these six offices. Notwithstanding these initiatives, our efforts to reduce noninterest expense were until fiscal 2013 adversely affected by the $1.0 million increase in our FDIC insurance premiums beginning in fiscal 2009 and continuing significant costs associated with our REO during the past year. Noninterest expense decreased by $1.6 million or 8.4% to $17.8 million during fiscal 2014 from $19.4 million during fiscal 2013.

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, we carried a valuation allowance of $8.5 million at June 30, 2014. The tax provision for the period is equal to the net change in the net deferred tax asset from the beginning to the end of the period, less amounts applicable to the change in value related to securities available-for-sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from REO, deferred loan fees and costs, and loan loss reserves. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

Real Estate Owned. Real estate acquired through foreclosure is transferred to the real estate owned asset classification at fair value estimated fair market value less estimated costs of disposal and subsequently carried at the lower of cost or market. Any impairment on the initial transfer is charged to the allowance for loan losses. Costs associated with real estate owned for maintenance, repair, property tax, etc., are expensed during the period incurred. Assets held in real estate owned are reviewed quarterly for potential impairment. When impairment is indicated the impairment is charged against current period operating results and netted against the real estate owned to reflect a net book value. At disposition any residual difference is either charged to current period earnings as a loss on sale or reflected as income in a gain on sale.

Comparison of Financial Condition at June 30, 2014 and June 30, 2013

General. Total assets decreased $63.1 million, or 14.0%, to $389.1 million at June 30, 2014 from $452.2 million at June 30, 2013. The decrease in assets during this period was primarily a result of a $50.6 million or 77.4% decline in cash and cash equivalents, as we used our excess cash to repay $47.4 million of maturing FHLB advances. Securities available-for-sale decreased $9.4 million, or 19.4% and securities held-to-maturity decreased $1.4 million, or 13.6% from June 30, 2013. The decreases in securities were primarily the result of contractual principal repayments. In addition, total real estate owned decreased $1.1 million, or 18.4%, to $5.1 million at June 30, 2014 from $6.2 million at June 30, 2013. Total liabilities decreased $64.4 million or 16.1% to $335.5 million at June 30, 2014 compared to $399.8 million at June 30, 2013. Total deposits decreased $17.6 million, or 5.3%, to $311.0 million at June 30, 2014 from $328.6 million at June 30, 2013 primarily as a result of a $13.0 million or 15.7% decrease in money market accounts and $11.9 million or 7.9% in certificates of deposit which decreases were partially offset by increases in savings deposits and interest-bearing and non-interest bearing demand deposits. Our total borrowings, which consisted of FHLB advances, decreased $47.4 million from June 30, 2013 to June 30, 2014.

Assets.  For the year ended June 30, 2014, total assets decreased $63.1 million. The following table details the increases and decreases in the composition of our assets from June 30, 2013 to June 30, 2014:

	Balance at June 30, 2014	Balance at June 30, 2013	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$14,758	$65,353	$(50,595)	(77.4)%
Mortgage-backed securities, available-for-sale	38,471	46,852	(8,381)	(17.9)
Mortgage-backed securities, held-to-maturity	8,638	10,160	(1,522)	(15.0)
Loans receivable, net of allowance for loan losses	281,526	277,454	4,072	1.5
Real estate owned, net	5,067	6,212	(1,145)	(18.4)

From June 30, 2013 to June 30, 2014, cash and cash equivalents decreased $50.6 million. The decrease is primarily a result of a $47.4 million decline in cash and cash equivalents that were used to repay FHLB advances.

Mortgage-backed securities available-for-sale decreased by $8.4 million or 17.9% to $38.5 million at June 30, 2014 from $46.9 million at June 30, 2013. Mortgage-backed securities held-to-maturity decreased $1.5 million or 15.0% to $8.6 million at June 30, 2014 from $10.2 million at June 30, 2013. The decreases in these portfolios were primarily the result of contractual principal repayments.

Loans receivable, net, increased $4.1 million or 1.5% to $281.5 million at June 30, 2014 from $277.5 million at June 30, 2013 as a result of new loan production exceeding principal reductions. Construction and land loans increased $12.8 million, net or 117.1% to $23.8 million at June 30, 2014 from $11.0 million at June 30, 2013. Included in the increase of construction loans is an increase in owner-occupied hospitality loans of $9.9 million. The remaining increases are construction loans to build commercial real estate properties. Multi-family loans increased $9.1 million or 23.6% to $47.5 million at June 30, 2014 from $38.4 million at June 30, 2013. Commercial real estate loans increased $969,000 or 0.9% to $107.8 million at June 30, 2014 from $106.9 million at June 30, 2013. Partially offsetting these increases, one-to-four family loans decreased $10.9 million or 14.7% to $63.0 million from $73.9 million at June 30, 2013 and commercial business loans decreased $1.5 million or 8.1% to $16.7 million at June 30, 2014 from $18.2 million at June 30, 2013. In addition, consumer loans decreased $6.8 million or 19.3% to $28.3 million at June 30, 2014 from $35.1 million at June 30, 2013 as consumers continue to reduce their debt. The demand for loans in our market area has been modest during the current economic recovery.

Real estate owned, net decreased $1.1 million, or 18.4% to $5.1 million at June 30, 2014 from $6.2 million at June 30, 2013 as a result of ongoing sales to reduce our nonperforming assets. The $1.1 million decline was a result of REO sales of $6.4 million, net of impairments, and $1.1 million of REO valuation write-downs partially offset by the transfer of loans to REO totaling $5.8 million as well as $591,000 of capital improvements.

Deposits.  Deposits decreased $17.6 million, or 5.3%, to $311.0 million at June 30, 2014 from $328.6 million at June 30, 2013.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at June 30, 2014	Balance at June 30, 2013	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$41,149	$39,713	$1,436	3.6%
Interest-bearing demand deposits	22,771	20,067	2,704	13.5
Money market accounts	69,610	82,603	(12,993)	(15.7)
Savings deposits	39,693	36,518	3,175	8.7
Certificates of deposit	137,811	149,683	(11,872)	(7.9)
Total deposit accounts	$311,034	$328,584	$(17,550)	(5.3)%

Borrowings. FHLB advances decreased $47.4 million, or 73.0%, to $17.5 million at June 30, 2014 from $64.9 million at June 30, 2013.

Equity.  Total stockholders' equity increased $1.3 million, or 2.5%, to $53.7 million at June 30, 2014 from $52.4 million at June 30, 2013.  The increase was primarily due to the $761,000 decrease in accumulated other comprehensive loss representing a decline in our unrealized losses on securities available-for-sale and our net income of $423,000 for the year ended June 30, 2014.

Comparison of Operating Results for the Years Ended June 30, 2014 and June 30, 2013

General.  Net income for the year ended June 30, 2014 was $423,000 or $0.17 per diluted share compared to a net loss of $255,000 or $(0.10) per diluted share for the year ended June 30, 2013.

Net Interest Income.  Net interest income before the provision for loan losses decreased $855,000, or 5.7%, to $14.1 million for the year ended June 30, 2014, from $15.0 million for the year ended June 30, 2013. For the year ended June 30, 2014, average loans receivable, net, decreased $9.7 million or 3.3% to $282.6 million from $292.3 million for the year ended June 30, 2013.

Our net interest margin increased 34 basis points to 3.87% for the year ended June 30, 2014, from 3.53% for the prior fiscal year.  The improvement in our net interest margin compared to a year ago reflects a significant reduction in the adverse effect of nonperforming assets and reductions in the cost of deposits and Federal Home Loan Bank ("FHLB") advances.  Our yield on earnings assets increased to 4.88% for the year ended June 30, 2014 from 4.66% for the year ended June 30, 2013.  Our funding costs have decreased from 1.30% during the year ended June 30, 2013 to 1.20% during the year ended June 30, 2014.  The declines reflect the low interest rate environment that has persisted throughout the year. We expect further declines in our funding costs as our certificates of deposit mature and reprice to current market rates.  The cost for certificates of deposit decreased to 1.93%, during the year ended June 30, 2014 from 2.01% for the same period of the prior year.  At June 30, 2014, $46.1 million of our certificates of deposit with a weighted average rate of 0.51% will mature within one year. Our net interest rate spread increased to 3.68% for the year ended June 30, 2014 as compared to 3.35% for the year ended June 30, 2013.

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

	Year Ended June 30, 2014 Compared to June 30, 2013
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(724)	$(598)	$(1,322)
Mortgage-backed securities	(306)	(183)	(489)
Investment securities, FHLB and cash and cash equivalents	12	(139)	(127)
Total net change in income on interest-earning assets	(1,018)	(920)	(1,938)
Interest-bearing liabilities:
Savings deposits	(31)	4	(27)
Interest bearing demand deposits	(8)	2	(6)
Money market accounts	(96)	(25)	(121)
Certificates of deposit	(113)	(319)	(432)
FHLB advances	247	(744)	(497)
Total net change in expense on interest-bearing liabilities	(1)	(1,082)	(1,083)
Net change in net interest income	$(1,017)	$162	$(855)

Interest Income. Total interest income for the year ended June 30, 2014 decreased $1.9 million, or 9.8%, to $17.8 million, from $19.7 million for the year ended June 30, 2013. The decrease during the year was primarily attributable to the declines in the average balance of loans receivable, net, and mortgage-backed securities along with declines in the average yield earned on both. For the year ended June 30, 2014, the average balance of loans receivable, net, decreased $9.7 million or 3.3% to $282.6 million from $292.3 million for the year ended June 30, 2013. The average balance of mortgage backed-securities decreased $7.5 million or 12.3% to $51.4 million from $58.9 million for the year ended June 30, 2013. In addition, the yields on loans and mortgage-backed securities decreased 25 basis points and 59 basis points, respectively for the year ended June 30, 2014 compared to the prior fiscal year.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest income for the years ended June 30, 2014 and 2013:

	Year Ended June 30,
	2014		2013		Increase/(Decrease) in Interest and Dividend Income from 2013
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$282,570	5.92%	$292,255	6.17%	$(1,322)
Mortgage-backed securities	51,407	1.86	58,870	2.45	(489)
Investment securities	920	5.00	1,682	4.88	(36)
FHLB stock	6,179	0.10	6,415	—	6
Cash and cash equivalents	23,792	0.26	64,472	0.25	(97)
Total interest-earning assets	$364,868	4.88%	$423,694	4.66%	$(1,938)
Interest Expense.  Interest expense decreased $1.1 million, or 22.7%, to $3.7 million for the year ended June 30, 2014 from $4.8 million for the year ended June 30, 2013 primarily due to a decline in our average interest bearing liabilities.  The average balance of total interest-bearing liabilities decreased $59.4 million, or 16.3%, to $306.2 million for the year ended June 30, 2014 from $365.5 million for the year ended June 30, 2013 primarily as a result of our managed decline in FHLB advances and time deposits.

In addition, as a result of general market rate decreases, the average cost of funds for total interest-bearing liabilities decreased 10 basis points to 1.20% for the year ended June 30, 2014 compared to 1.30% for the year ended June 30, 2013.

The following table details average balances, cost of funds and the change in interest expense for the years ended June 30, 2014 and 2013:

	Year Ended June 30,
	2014		2013		Increase/(Decrease) in Interest Expense from 2013
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Savings deposits	$38,610	0.15%	$36,867	0.23%	$(27)
Interest-bearing demand deposits	20,570	0.04	17,723	0.08	(6)
Money market accounts	77,886	0.14	87,090	0.27	(121)
Certificates of deposit	143,080	1.93	158,969	2.01	(432)
FHLB advances	26,015	2.86	64,900	1.91	(497)
Total interest-bearing liabilities	$306,161	1.20%	$365,549	1.30%	$(1,083)

Provision for Loan Losses.  In connection with our analysis of the loan portfolio for the year ended June 30, 2014, management determined that no provision for loan losses was required for the year ended June 30, 2014, compared to a provision for loan losses of $750,000 established for the year ended June 30, 2013. The decrease in the provision primarily reflects a decrease in charge-offs to $2.4 million for year ended June 30, 2014 as compared to $3.3 million for the last fiscal year and the decline in nonperforming loans.  The $2.4 million of loans charged off during the fiscal year included $897,000 of one-to-four family mortgage loans, $403,000 of commercial real estate loans, $572,000 of home equity loans, $304,000 of direct consumer loans, including credit cards, and $258,000 of commercial business loans.  Nonperforming assets were $9.8 million or 2.5% of total assets at June 30, 2014, compared to $12.4 million, or 2.7% of total assets at June 30, 2013.  Total delinquent loans (past due 30 days or more), decreased $2.7 million, or 26.8% to $7.5 million at June 30, 2014 from $10.2 million at June 30, 2013. Nonperforming loans decreased to $4.7 million at June 30, 2014 from $6.2 million at June 30, 2013. In particular, our higher risk nonperforming construction loans remained unchanged at none for both June 30, 2013 and June 30, 2014. The ratio of nonperforming loans, which includes nonaccrual loans and loans which are 90 days or more past due and still accruing interest, to total loans decreased to 1.6% at June 30, 2014 from 2.2% at June 30, 2013. The allowance for loan losses of $4.6 million at June 30, 2014 represented 1.6% of loans receivable and 98.1% of nonperforming loans.

Management considers the allowance for loan losses at June 30, 2014 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the year ended June 30, 2014 and 2013:

	At or For the Year Ended June 30,
	2014	2013
	(Dollars in thousands)
Provision for loan losses	$—	$750
Net charge-offs	523	2,660
Allowance for loan losses	4,624	5,147
Allowance for losses as a percentage of total loans receivable at the end of this period	1.6%	1.8%
Nonaccrual and 90 days or more past due loans	$4,714	$6,159
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	98.1%	83.6%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	1.6%	2.2%
Total loans, gross and excluding loans held for sale	$287,250	$283,516

Noninterest Income.  Noninterest income decreased $849,000, or 17.2%, to $4.1 million for the year ended June 30, 2014 from $4.9 million for the year ended June 30, 2013.  The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$1,562	$1,468	$94	6.4%
Other deposit fees	790	863	(73)	(8.5)
Gain on sale of investments	—	70	(70)	(100.0)
Loan fees	657	712	(55)	(7.7)
Gain on sale of loans	8	444	(436)	(98.2)
Bank owned life insurance	549	621	(72)	(11.6)
Other income	509	746	(237)	(31.8)
Total noninterest income	$4,075	$4,924	$(849)	(17.2)%

Noninterest income decreased during the year ended June 30, 2014, primarily due to a $436,000 decline in gain on sales of loans, resulting from lower mortgage loan sales due to a decline in one-to-four family mortgage loan originations and a $237,000 decline in other income due to the decrease in interest rate lock fees reflecting the decline in loan sales.

Noninterest Expense.  Noninterest expense decreased $1.6 million, or 8.4%, to $17.8 million for the year ended June 30, 2014 from $19.4 million for the year ended June 30, 2013.  The following table provides an analysis of the changes in the components of noninterest expense:

	At or For the Year Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$8,100	$8,441	$(341)	(4.0)%
General and administrative expenses	3,086	3,277	(191)	(5.8)
Real estate owned impairment	1,090	1,487	(397)	(26.7)
Real estate holding cost	447	496	(49)	(9.9)
FDIC insurance premium	505	651	(146)	(22.4)
Information technology	1,710	1,661	49	3.0
Occupancy and equipment	1,833	2,182	(349)	(16.0)
Deposit services	725	651	74	11.4
Marketing	679	584	95	16.3
Gain (loss) on sale of property, premises and equipment	(8)	56	(64)	(114.3)
Gain on sale of REO	(407)	(94)	(313)	333.0
Total noninterest expense	$17,760	$19,392	$(1,632)	(8.4)%

Noninterest expense decreased $1.6 million or 8.4% in the year ended June 30, 2014 to $17.8 million from $19.4 million for the year ended June 30, 2013.  The decrease was primarily due to a decrease in REO impairment expense of $397,000 and an increase of $313,000 in the gain on sale of REO as compared to the same period in 2013, reflecting the stabilization in the real estate market. Also contributing to the decrease was a decline in occupancy and equipment and compensation and benefits expenses which decreased $349,000 and $341,000, respectively, from the previous year. The decreases reflect the realized savings from the closure of one Wal-Mart branch and one leased branch.

Our efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 97.7% for the year ended June 30, 2014 compared to 97.5% for the year ended June 30, 2013. The increase in efficiency ratio was primarily attributable to the decrease in noninterest income.  By definition, a lower efficiency ratio would be an indication that we are more efficiently utilizing resources to generate net interest income and other fee income.

Provision (benefit) for Income Tax.  There was no provision (benefit) for income tax for the years ended June 30, 2014 and 2013 due to the Bank's valuation allowance. The Company had a net operating loss carryforward totaling $14.5 million which can be used to offset future taxable income. The Federal net operating loss carryforward begins to expire in 2031.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards.  After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance.  A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability.  Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law.  Based upon the available evidence, we recorded a partial valuation allowance of $8.5 million, $8.7 million and $7.9 million at June 30, 2014, June 30, 2013 and 2012, respectively.

Comparison of Financial Condition at June 30, 2013 and June 30, 2012

General. Total assets decreased $18.6 million, or 4.0%, to $452.2 million at June 30, 2013 from $470.8 million at June 30, 2012. The decrease in assets during this period was primarily a result of a $13.3 million or 16.9% decline in cash and cash equivalents and a $10.3 million or 3.6% decrease in loans receivable since June 30, 2012. Securities available-for-sale decreased $409,000, or 0.8% and securities held-to-maturity increased $3.1 million, or 43.4% from June 30, 2012 as we reinvested excess liquidity into securities yielding a higher rate than obtained from our cash deposits in other banks. In addition, total real estate owned decreased $496,000, or 7.4%, to $6.2 million at June 30, 2013 from $6.7 million at June 30, 2012. Total liabilities decreased $17.0 million or 4.0% to $399.8 million at June 30, 2013 compared to $416.8 million at June 30, 2012. Total deposits decreased $17.2 million, or 5.0%, to $328.6 million at June 30, 2013 from $345.8 million at June 30, 2012 primarily as a result of a $21.5 million or 12.6% decrease in certificates of deposit. Our total borrowings, which consisted of FHLB advances, remained unchanged at $64.9 million at both June 30, 2013 and June 30, 2012. The average cost of advances increased to 1.91% during the year ended June 30, 2013 from 1.87% during the year ended June 30, 2012.

Assets.  For the year ended June 30, 2013, total assets decreased $18.6 million. The following table details the increases and decreases in the composition of our assets from June 30, 2012 to June 30, 2013:

	Balance at June 30, 2013	Balance at June 30, 2012	Increase (Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$65,353	$78,673	$(13,320)	(16.9)%
Mortgage-backed securities, available-for-sale	46,852	47,061	(209)	(0.4)
Mortgage-backed securities, held-to-maturity	10,160	7,037	3,123	44.4
Loans receivable, net of allowance for loan losses	277,454	287,755	(10,301)	(3.6)
Real estate owned	6,212	6,708	(496)	(7.4)

From June 30, 2012 to June 30, 2013, cash and cash equivalents decreased $13.3 million. The decrease is primarily a result of a $17.2 million decline in deposits.

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

Deposits.  Deposits decreased $17.2 million, or 5.0%, to $328.6 million at June 30, 2013 from $345.8 million at June 30, 2012.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at June 30, 2013	Balance at June 30, 2012	Increase (Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$39,713	$37,941	$1,772	4.7%
Interest-bearing demand deposits	20,067	16,434	3,633	22.1
Money market accounts	82,603	83,750	(1,147)	(1.4)
Savings deposits	36,518	36,475	43	0.1
Certificates of deposit	149,683	171,198	(21,515)	(12)
Total deposit accounts	$328,584	$345,798	$(17,214)	(5.0)%

Borrowings. FHLB advances remained unchanged at $64.9 million at both June 30, 2013 and June 30, 2012.

Equity.  Total stockholders' equity decreased $1.7 million, or 3.1%, to $52.4 million at June 30, 2013 from $54.0 million at June 30, 2012. The decrease was primarily due to the increase in accumulated other comprehensive loss of $1.5 million related to our unrealized losses on securities available-for-sale, which increased due to the recent rise in long term mortgage interest rates

Comparison of Operating Results for the Years Ended June 30, 2013 and June 30, 2012

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

	Year Ended June 30, 2013 Compared to June 30, 2012
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(491)	$(1,656)	$(2,147)
Mortgage-backed securities	(985)	464	(521)
Investment securities, FHLB and cash and cash equivalents	(57)	(12)	(69)
Total net change in income on interest-earning assets	(1,533)	(1,204)	(2,737)
Interest-bearing liabilities:
Savings deposits	(121)	10	(111)
Interest bearing demand deposits	(44)	10	(34)
Money market accounts	(339)	30	(309)
Certificates of deposit	(291)	(451)	(742)
FHLB advances	26	(156)	(130)
Total net change in expense on interest-bearing liabilities	(769)	(557)	(1,326)
Net change in net interest income	$(764)	$(647)	$(1,411)

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

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest income for the years ended June 30, 2013 and 2012:

	Year Ended June 30,
	2013		2012		Increase/ (Decrease) in Interest Income from 2012
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$292,255	6.17%	$318,366	6.34%	$(2,147)
Mortgage-backed securities	58,870	2.45	47,622	4.13%	(521)
Investment securities	1,682	4.88	3,331	4.41%	(65)
FHLB stock	6,415	—	6,510	—%	—
Cash and cash equivalents	64,472	0.25	72,698	0.23%	(4)
Total interest-earning assets	$423,694	4.66%	$448,527	5.01%	$(2,737)

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

The following table details average balances, cost of funds and the change in interest expense for the years ended June 30, 2013 and 2012:

	Year Ended June 30,
	2013		2012		Increase/(Decrease) in Interest Expense from 2012
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Savings deposits	$36,867	0.23%	$35,153	0.56%	$(111)
Interest-bearing demand deposits	17,723	0.08	14,823	0.33%	(34)
Money market accounts	87,090	0.27	82,476	0.66%	(309)
Certificates of deposit	158,969	2.01	179,555	2.19%	(742)
FHLB advances	64,900	1.91	73,242	1.87	(130)
Total interest-bearing liabilities	$365,549	1.30%	$385,249	1.58%	$(1,326)

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

The following table details activity and information related to the allowance for loan losses for the year ended June 30, 2013 and 2012:

	At or For the Year Ended June 30,
	2013	2012
	(Dollars in thousands)
Provision for loan losses	$750	$2,735
Net charge-offs	2,660	2,917
Allowance for loan losses	5,147	7,057
Allowance for losses as a percentage of total loans
receivable at the end of this period	1.8%	2.4%
Nonaccrual and 90 days or more past due loans	$6,159	$8,722
Allowance for loan losses as a percentage of
nonperforming loans at end of period	83.6%	80.4%
Nonaccrual and 90 days or more past due loans as a
percentage of loans receivable at the end of the period	2.2%	3.0%
Total loans	$283,516	$295,417

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

Noninterest Expense.  Noninterest expense decreased $2.6 million, or 12.0%, to $19.4 million for the year ended June 30, 2013 from $22.0 million for the year ended June 30, 2012. The following table provides an analysis of the changes in the components of noninterest expense:

	At or For the Year Ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$8,441	$8,447	$(6)	(0.1)%
General and administrative expenses	3,277	3,644	(367)	(10.1)
Real estate owned reserve	1,487	2,494	(1,007)	(40.4)
Real estate holding costs	496	862	(366)	(42.5)
FDIC insurance premium	651	1,016	(365)	(35.9)
Information technology	1,661	2,271	(610)	(26.9)
Occupancy and equipment	2,182	2,192	(10)	(0.5)
Deposit services	651	771	(120)	(15.6)
Marketing	584	653	(69)	(10.6)
Loss on sale of property, premises and equipment	56	129	(73)	(56.6)
Net (gain) loss on sale of REO	(94)	(454)	360	(79.3)
Total noninterest expense	$19,392	$22,025	$(2,633)	(12.0)%

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

	Year Ended June 30,
	2014			2013			2012
	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost
				(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$282,570	$16,718	5.92%	$292,255	$18,040	6.17%	$318,366	$20,187	6.34%
Mortgage-backed securities	51,407	956	1.86	58,870	1,445	2.45	47,622	1,966	4.13
Investment securities	920	46	5.00	1,682	82	4.88	3,331	147	4.41
FHLB stock	6,179	6	0.10	6,415	—	—	6,510	—	—
Cash and cash equivalents	23,792	63	0.26	64,472	160	0.25	72,698	164	0.23
Total interest-earning assets	364,868	17,789	4.88	423,694	19,727	4.66	448,527	22,464	5.01
Noninterest earning assets	39,789			40,691			32,581
Total average assets	$404,657			$464,385			$481,108
Interest-bearing liabilities:
Savings deposits	38,610	58	0.15	36,867	85	0.23	35,153	196	0.56
Interest-bearing demand deposits	20,570	9	0.04	17,723	15	0.08	14,823	49	0.33
Money market accounts	77,886	112	0.14	87,090	233	0.27	82,476	542	0.66
Certificates of deposit	143,080	2,757	1.93	158,969	3,189	2.01	179,555	3,931	2.19
Total deposits	280,146	2,936	1.05	300,649	3,522	1.17	312,007	4,718	1.51
FHLB advances	26,015	745	2.86	64,900	1,242	1.91	73,242	1,372	1.87
Total interest-bearing liabilities	306,161	3,681	1.20	365,549	4,764	1.30	385,249	6,090	1.58
Noninterest-bearing liabilities	47,265			46,681			41,088
Total average liabilities	353,426			412,230			426,337
Average equity	51,231			52,155			54,771
Total liabilities and equity	$404,657			$464,385			$481,108
Net interest income			$14,108			$14,963			$16,374
Interest rate spread			3.68%			3.35%			3.43%
Net interest margin			3.87%			3.53%			3.65%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.2%			115.9%			116.4%
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

	At June 30, 2014	Year Ended June 30,
		2014	2013	2012
Weighted average yield on:
Loans receivable, net	5.56%	5.92%	6.17%	6.34%
Mortgage-backed securities	2.16	1.86	2.45	4.13
Investment securities	5.06	5.00	4.88	4.41
FHLB stock	0.10	0.10	—	—
Cash and cash equivalents	0.61	0.26	0.25	0.23
Total interest-earning assets	4.83	4.88	4.66	5.01
Weighted average rate paid on:
Savings accounts	0.15	0.15	0.23	0.56
Interest-bearing demand deposits	0.12	0.04	0.08	0.33
Money market accounts	0.15	0.14	0.27	0.66
Certificates of deposit	1.93	1.93	2.01	2.19
Total average deposits	1.06	1.05	1.17	1.51
FHLB advances	3.58	2.86	1.91	1.87
Total interest-bearing liabilities	1.04	1.20	1.30	1.58

Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest-bearing liabilities)	3.78	3.68	3.35	3.43

Net interest margin (net interest income (expense) as a percentage of average interest-earning assets)	N/A	3.87	3.53	3.65

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

	Year Ended June 30, 2014 Compared to June 30, 2013 Increase (Decrease) Due to			Year Ended June 30, 2013 Compared to June 30, 2012 Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(724)	$(598)	$(1,322)	$(491)	$(1,656)	$(2,147)
Mortgage-backed securities	(306)	(183)	(489)	(985)	464	(521)
Investment securities, FHLB stock and cash and cash equivalents	12	(139)	(127)	(57)	(12)	(69)
Total net change in income on interest-earning assets	$(1,018)	$(920)	$(1,938)	$(1,533)	$(1,204)	$(2,737)
Interest-bearing liabilities:
Savings accounts	$(31)	$4	$(27)	$(121)	$10	$(111)
Interest-bearing demand deposits	(8)	2	(6)	(44)	10	(34)
Money market accounts	(96)	(25)	(121)	(339)	30	(309)
Certificates of deposit	(113)	(319)	(432)	(291)	(451)	(742)
FHLB advances	247	(744)	(497)	26	(156)	(130)
Total net change in expense on interest-bearing liabilities	$(1)	$(1,082)	$(1,083)	$(769)	$(557)	$(1,326)
Net change in net interest income	$(1,017)	$162	$(855)	$(764)	$(647)	$(1,411)

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

•
we have securitized our single family loans to available-for-sale investments which generates cash flow as well as allow the flexibility of managing interest rate risk as well as selling the investment when appropriate.

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

We generally have found that a number of our deposit accounts are less rate sensitive than others.  Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them.  These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at June 30, 2014 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

Basis Point Change in Rates	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets		Market Value of Assets (4)
	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)
	(Dollars in thousands)
300	$55,683	$(3,704)	(6.24)%	15.21%	(0.04)%	$366,115
200	57,810	(1,577)	(2.66)	15.44	0.19	374,453
100	59,197	(190)	(0.32)	15.48	0.23	382,378
Base	59,387	—	—	15.25	—	389,424
(100)	61,095	1,708	2.88	15.43	0.18	395,988
(200)	64,764	5,377	9.05	16.10	0.85	402,234
__________

(1)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.

(2)	Calculated as the net portfolio value divided by the market value of assets (“net portfolio value ratio”).

(3)
Calculated as the increase (decrease) in the net portfolio value ratio assuming the indicated change in interest rates over the estimated net portfolio value ratio assuming no change in interest rates.

(4)
Calculated based on the present value of the discounted cash flows from assets.  The market value of assets represents the value of assets under the various interest rate scenarios and reflects the sensitivity of those assets to interest rate changes.

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at June 30, 2014, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
	(Dollars in thousands)
300	$14,778	$1,277	9.5%
200	14,519	1,018	7.5
100	14,138	637	4.7
Base	13,501	—	—
(100)	12,628	(873)	(6.5)
(200)	11,873	(1,628)	(12.1)

(1)	Represents the increase (decrease) of the estimated net interest income at the indicated change in interest rates compared to net interest income assuming no change in interest rates.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2014.  These amounts are based on daily averages.

	Within Six Months	Over Six Months to One Year	Over 1 - 3 Years	Over 3 - 5 Years	Over 5 - 10 Years	Over 10 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$101,665	$43,076	$81,740	$48,149	$8,518	$3,213	$286,361
Investments and other interest bearing deposits	6,216	5,166	14,195	8,011	15,367	2,707	51,662
Life insurance investment, net	—	19,427	—	—	—	—	19,427
Total rate sensitive assets	107,881	67,669	95,935	56,160	23,885	5,920	357,450
Interest-bearing liabilities:
Deposits	180,181	16,813	36,769	60,293	19,270	—	313,326
Borrowings	10,000	7,500	—	—	—	—	17,500
Total rate sensitive liabilities	190,181	24,313	36,769	60,293	19,270	—	330,826

Excess (deficiency) of interest sensitivity assets over interest sensitivity liabilities	(82,300)	43,356	59,166	(4,133)	4,615	5,920
Cumulative excess (deficiency) of interest sensitivity assets	(82,300)	(38,944)	20,222	16,089	20,704	26,624	—
Cumulative gap as a % of earning assets	(23.02)%	(10.89)%	5.66%	4.50%	5.79%	7.45%	—

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments.  At June 30, 2014, the total approved loan origination commitments outstanding amounted to $327,000. At the same date, unused lines of credit were $33.7 million.

For purposes of determining our liquidity position, we use a concept of basic surplus, which is derived from the total of available-for-sale investments, as well as other liquid assets, less short-term liabilities.  Our Board of Directors has established a target range for basic surplus of 5% to 7%.  During the year ended June 30, 2014, our average basic surplus was 8.71%. The relatively high level of liquidity is consistent with our strategy to mitigate liquidity risk during the current economic uncertainty and difficult banking environment as well as for potential lending opportunities in the future.

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

Certificates of deposit scheduled to mature in one year or less at June 30, 2014 totaled $46.1 million. Management’s policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Recently we have targeted certain deposit rates at a lower level as part of our efforts to reduce higher costing certificates of deposits as part of our overall capital and liquidity strategy. Based on historical experience, we believe that a significant portion of maturing deposits will remain with Anchor Bank. In addition, we had the ability at June 30, 2014 to borrow an additional $80.8 million from the FHLB of Seattle. We also have a line of credit with the Federal Reserve Bank for $1.0 million which is collateralized with securities and a line of credit for $5.0 million with Pacific Coast Bankers Bank.

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

At June 30, 2014, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)
Certificates of deposit	$46,058	$30,088	$52,887	$8,778	$137,811
FHLB advances	17,500	—	—	—	17,500
Operating leases	87	56	56	51	250
Total contractual obligations	$63,645	$30,144	$52,943	$8,829	$155,561

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

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of June 30, 2014:

	Amount of Commitment Expiration - Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$327	$327
Line of Credit
Fixed rate (3)	5,106	434
Adjustable rate	28,599	3,744
Undisbursed balance of loans closed	33,705	4,178
Total balance	34,032	4,505

(1) Interest rates on fixed rate loans range from 3.75% to17.99%.
(2) At June 30, 2014 there were $81 in reserves for unfunded commitments.
(3) Includes standby letters of credit.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards and the Supervisory Directive. Anchor Bank’s total regulatory capital was $57.3 million at June 30, 2014, or 14.7%, of total assets on that date. As of June 30, 2014, we exceeded all regulatory capital requirements to be considered well capitalized as of that date. Our regulatory capital ratios at June 30, 2014 were as follows: Tier 1 capital 13.6%; Tier 1 (core) risk-based capital 16.8%; and total risk-based capital 18.0%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.  We were “well capitalized” at June 30, 2014 based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, for federal regulatory purposes. Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 14.0%, 17.1% and 18.3%, respectively, as of June 30, 2014.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 did not have a material impact on the Company's consolidated financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted. The adoption of ASU No. 2014-08 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The FASB and the International Accounting Standards Board (IASB) issued a comprehensive new revenue recognition standard that will supersede existing revenue guidance under US GAAP and IFRS. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance is effective for public business entities, certain not-for-profit entities and certain employee benefit plans, for annual periods beginning after December 15, 2016, including interim periods within that period. Early adoption is not permitted under US GAAP. For other entities, the guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. These entities may adopt the standard as of the public entity effective date. The Company is currently reviewing the requirements of ASU 2014-09 for any material impact on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860), Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The guidance requires repurchase-to-maturity transactions to be accounted for as secured borrowings as if the transferor retains effective control, even though the transferred financial assets are not returned to the transferor at settlement. The ASU also eliminates existing guidance for repurchase financings and requires instead that entities consider the initial transfer and the related repurchase agreement separately when applying the derecognition requirements of ASC 860, Transfers and Servicing. New disclosures are required for (1) certain transactions accounted for as secured borrowings and (2) transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. For public business entities, the guidance is effective for the first interim or annual period beginning after December 15, 2014, except for the disclosures related to transactions accounted for as secured borrowings, which are effective for periods beginning after March 15, 2015. For all other entities, the guidance is effective for annual periods beginning after December 15, 2014 and interim periods beginning after December 15, 2015. Early application by public business entities is prohibited; all other entities may elect to apply the requirements for interim periods beginning after December 15, 2014. Entities are required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of ASU 2014-11 is not expected to have a material impact on the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, investing, deposit and borrowings activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could have a potentially have a material effect on our financial condition and result of operations. The information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management and Market Risk” in this Form 10-K is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Anchor Bancorp

We have audited the accompanying consolidated statements of financial condition of Anchor Bancorp (the Company) as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive loss, stockholders’ equity, and cash flows for the three years ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anchor Bancorp as of June 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for the three years ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

Everett, Washington
September 12, 2014

85

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	June 30,
	2014	2013
ASSETS
Cash and cash equivalents	$14,758	$65,353
Securities available-for-sale, at fair value, amortized cost of $39,107 and $49,259	38,917	48,308
Securities held-to-maturity, at amortized cost, fair value of $8,908 and $10,316	8,765	10,295
Loans held for sale	—	222
Loans receivable, net of allowance for loan losses of $4,624 and $5,147	281,526	277,454
Life insurance investment, net of surrender charges	19,428	18,879
Accrued interest receivable	1,236	1,583
Real estate owned, net	5,067	6,212
Federal Home Loan Bank ("FHLB") stock, at cost	6,046	6,278
Property, premises, and equipment, at cost, less accumulated depreciation of $14,777 and $15,324	11,313	11,394
Deferred tax asset, net	555	555
Prepaid expenses and other assets	1,517	5,646
Total assets	$389,128	$452,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$41,149	$39,713
Interest-bearing	269,885	288,871
Total deposits	311,034	328,584

FHLB advances	17,500	64,900
Advance payments by borrowers for taxes and insurance	891	791
Supplemental Executive Retirement Plan liability	1,715	1,703
Accounts payable and other liabilities	4,313	3,833
Total liabilities	335,453	399,811
Commitments and Contingencies (Note 16)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value per share, authorized 45,000,000 shares; 2,550,000 issued and 2,473,981 outstanding at June 30, 2014 and 2,550,000 shares issued and 2,464,433 outstanding at June 30, 2013	25	25
Additional paid-in capital	23,293	23,229
Retained earnings, substantially restricted	31,914	31,491
Unearned Employee Stock Ownership Plan ("ESOP") shares	(797)	(856)
Accumulated other comprehensive loss, net of tax	(760)	(1,521)
Total stockholders’ equity	53,675	52,368
Total liabilities and stockholders’ equity	$389,128	$452,179

 See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended June 30, 2014, 2013, and 2012
(Dollars in thousands, except share data)

	Years Ended June 30,
	2014	2013	2012
Interest income:
Loans receivable, including fees	$16,718	$18,040	$20,187
Securities	115	242	311
Mortgage-backed securities	956	1,445	1,966
Total interest income	17,789	19,727	22,464
Interest expense:
Deposits	2,936	3,522	4,718
FHLB advances	745	1,242	1,372
Total interest expense	3,681	4,764	6,090
Net interest income before provision for loan losses	14,108	14,963	16,374
Provision for loan losses	—	750	2,735
Net interest income after provision for loan losses	14,108	14,213	13,639
Noninterest income
Deposit service fees	1,562	1,468	1,900
Other deposit fees	790	863	798
Gain on sale of investments	—	70	1,536
Loan fees	657	712	955
Gain on sale of loans	8	444	259
Bank owned life insurance ("BOLI") investment	549	621	645
Other income	509	746	581
Total noninterest income	4,075	4,924	6,674
Noninterest expense
Compensation and benefits	8,100	8,441	8,447
General and administrative expenses	3,086	3,277	3,644
Real estate owned impairment	1,090	1,487	2,494
Real estate owned holding costs	447	496	862
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	505	651	1,016
Information technology	1,710	1,661	2,271
Occupancy and equipment	1,833	2,182	2,192
Deposit services	725	651	771
Marketing	679	584	653
(Gain) loss on sale of property, premises and equipment	(8)	56	129
Gain on sale of real estate owned	(407)	(94)	(454)
Total noninterest expense	17,760	19,392	22,025
Income (loss) before provision for income taxes	423	(255)	(1,712)
Provision for income taxes	—	—	—
Net income (loss)	$423	$(255)	$(1,712)
Basic earnings (loss) per share	$0.17	$(0.10)	$(0.70)
Diluted earnings (loss) per share	$0.17	$(0.10)	$(0.70)

See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended June 30, 2014, 2013, and 2012
(Dollars in thousands, except share data)

	Years Ended June 30,
	2014	2013	2012
NET INCOME (LOSS)	$423	$(255)	$(1,712)
OTHER COMPREHENSIVE INCOME (LOSS), net of income tax
Unrealized holding gain (loss) on available-for-sale securities during the period, net of income tax benefit of $0, $0, and $(37), respectively	761	(1,426)	(71)
Adjustment for realized gains included in net income (loss)	—	(70)	(1,728)
Other comprehensive income (loss), net of income tax	761	(1,496)	(1,799)
COMPREHENSIVE INCOME (LOSS)	$1,184	$(1,751)	$(3,511)

See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2014, 2013, and 2012
(Dollars in thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP shares	Accumulated Other Comprehensive Income (Loss), net of tax	Total Stockholders’ Equity
Balance at June 30, 2011	2,550,000	$25	$23,187	$33,458	$(992)	$1,774	$57,452

Net loss	—	—	—	(1,712)	—	—	(1,712)
Other comprehensive loss net of tax	—	—	—	—	—	(1,799)	(1,799)
ESOP shares allocated	—	—	15	—	68	—	83

Balance at June 30, 2012	2,550,000	$25	$23,202	$31,746	$(924)	$(25)	$54,024

Net loss	—	$—	$—	$(255)	$—	$—	$(255)
Other comprehensive loss net of tax	—	—	—	—	—	(1,496)	(1,496)
ESOP shares allocated	—	—	27	—	68	—	95

Balance at June 30, 2013	2,550,000	$25	$23,229	$31,491	$(856)	$(1,521)	$52,368

Net income	—	$—	$—	$423	$—	$—	$423
Other comprehensive income of tax	—	—	—	—	—	761	761
ESOP shares allocated	—	—	64	—	59	—	123

Balance at June 30, 2014	2,550,000	$25	$23,293	$31,914	$(797)	$(760)	$53,675

See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2014, 2013, and 2012
(In thousands)

	Year Ended June 30,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$423	$(255)	$(1,712)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	608	946	924
Net amortization of premiums on securities	725	616	132
Provision for loan losses	—	750	2,735
ESOP expense	123	95	68
Real estate owned impairment	1,090	1,487	2,494
Income from life insurance investment	(549)	(621)	(645)
Gain on sale of loans	(8)	(444)	(259)
Gain on sale of investments	—	(70)	(1,536)
Originations of loans held for sale	(2,303)	(23,100)	(20,558)
Proceeds from sale of loans held for sale	2,532	22,566	20,641
(Gain) loss on sale of property, premises, and equipment	(8)	56	129
Gain on sale of real estate owned	(407)	(94)	(454)
Changes in operating assets and liabilities:
Accrued interest receivable	347	(51)	278
Prepaid expenses and other assets	4,129	(3,242)	(821)
Supplemental Executive Retirement Plan	12	(61)	(74)
Accounts payable and other liabilities	480	66	885
Net cash provided by operating activities	7,194	(1,356)	2,227
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	995	1,165	28,078
Purchases of available-for-sale investments	—	(18,548)	(47,737)
Purchase of held-to-maturity investments	—	(5,830)	(1,540)
Principal repayments on mortgage-backed securities available-for-sale	8,435	15,752	10,164
Principal repayments on mortgage-backed securities held-to-maturity	1,464	2,649	1,933
Loan originations, net of undisbursed loan proceeds and principal repayments	(9,569)	5,864	25,957
Proceeds from sale of real estate owned	6,846	4,945	11,690
Capital improvements on real estate owned	(591)	(793)	(163)
Proceeds from sale of property, premises, and equipment, net	8	(37)	117
Purchase of fixed assets	(527)	(146)	(307)
Net cash provided by investing activities	7,061	5,021	28,192
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(17,550)	(17,214)	6,324
Net change in advance payments by borrowers for taxes and insurance	100	229	(827)
Repayment of FHLB advances	(47,400)	—	(21,000)
Net cash used for financing activities	(64,850)	(16,985)	(15,503)
See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2014, 2013, and 2012
(In thousands)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)	Years Ended June 30,
	2014	2013	2012

NET CHANGE IN CASH AND CASH EQUIVALENTS	(50,595)	(13,320)	14,916
Beginning of period	65,353	78,673	63,757
End of period	$14,758	$65,353	$78,673
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities
Net loans transferred to real estate owned	$5,793	$5,050	$7,678
Loans securitized into mortgage-backed securities	$—	$1,069	$4,682
CASH PAID DURING THE PERIOD FOR INTEREST	$3,732	$4,765	$6,114

See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 1 - Organization and Summary of Significant Accounting Policies

Conversion and change in corporate form - On January 25, 2011, in accordance with a Plan of Conversion ("Plan") adopted by its Board of Directors and as approved by its depositors and borrowers, Anchor Mutual Savings Bank (i) converted from a mutual savings bank to a stock savings bank, (ii) changed its name to “Anchor Bank” (the "Bank"), and (iii) became the wholly-owned subsidiary of Anchor Bancorp (the "Company"), a bank holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve"). In connection with the conversion, the Company issued an aggregate of 2,550,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $25.5 million. The cost of conversion and the issuance of capital stock was approximately $2.3 million, which was deducted from the proceeds of the offering.

Pursuant to the Plan, the Bank’s Board of Directors adopted an employee stock ownership plan ("ESOP"), which subscribed for 4% of the common stock sold in the offering or 102,000 shares. As provided for in the Plan, the Bank also established a liquidation account in the amount of its retained earnings as of June 30, 2010. The liquidation account is maintained for the benefit of eligible savings account holders as of June 30, 2007 and supplemental eligible account holders as of September 30, 2010 who maintain deposit accounts in the Bank after the conversion. The liquidation account is reduced annually to the extent that the applicable account holders have reduced their qualifying deposits. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an account proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the amount required for the liquidation account. The conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities, and equity unchanged as a result.

General - Anchor Bank is a community-based savings bank primarily serving Western Washington through its 11 full-service banking offices (including two Wal-Mart in-store locations) located within Grays Harbor, Thurston, Lewis, Mason and Pierce counties, Washington. In addition the Bank has one loan production office located in Grays Harbor County. Anchor Bank’s business consists of attracting deposits from the public and utilizing those deposits to originate loans.

Segment Information - The Bank’s operations include commercial banking services, such as lending activities, deposit products, and other cash management services. The performance of the Bank is reviewed by the Board of Directors and Senior Management Committee. The Senior Management Committee, which is the senior decision-making group of the Bank, is composed of three members, including the President and Chief Executive Officer, the Executive Vice President, Chief Financial Officer, and Treasurer, and the Executive Vice President and Chief Lending Officer. The Company’s activities are considered to be a single industry segment for financial reporting purposes.

Financial statement presentation and use of estimates - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reporting practices applicable to the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as of the date of the consolidated statements of financial condition, and revenues and expenses for the period. Actual results could differ from estimated amounts. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, fair value of financial instruments, valuation of real estate owned, and deferred tax assets.

Principles of consolidation - The consolidated financial statements include the accounts of Anchor Bancorp and its wholly-owned subsidiary, Anchor Bank. All material intercompany accounts have been eliminated in the consolidation.

Subsequent events - The Company has evaluated events and transactions subsequent to June 30, 2014 for potential recognition or disclosure.

Cash and cash equivalents - For purposes of the consolidated statements of cash flows, the Company considers all deposits and funds in interest-bearing accounts with an original term to maturity of three months or less to be cash equivalents. The Bank maintains its cash in bank deposit accounts that, at times, may exceed the federally insured limits. The Bank has not experienced any losses in such accounts and evaluates the credit quality of these banks and financial institutions to mitigate its credit risk.

Restricted assets - Federal Reserve regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank of San Francisco ("FRB"). The amount required to be on deposit was $1.3 million and $1.4 million at June 30, 2014 and 2013, respectively. The Bank was in compliance with this requirement at June 30, 2014 and 2013.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Investment securities - Securities are classified as held-to-maturity when the Bank has the ability and positive intent to hold them to maturity. Securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Securities bought and held principally for the purpose of sale in the near term are classified as trading securities and are carried at fair value. There were no trading securities at June 30, 2014 and 2013. Securities not classified as trading or held-to-maturity are classified as available-for-sale. Unrealized holding gains and losses on securities available-for-sale are excluded from earnings and are reported net of tax as a separate component of equity until realized. These unrealized holding gains and losses, net of tax, are also included as a component of comprehensive income. Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Amortization of premiums and accretion of discounts are recognized into interest income using the effective interest method over the period to maturity.

The Bank evaluates securities for other-than-temporary impairment on a periodic basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether the Bank has the intent and ability to hold these securities or if it is likely that it will be required to sell the securities before their anticipated recovery. In analyzing an issuer’s financial condition, the Bank may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. If the Bank does not intend to sell the security and it is not likely it will be required to sell the security prior to recovery of its cost basis, the credit loss component of impairment is recognized in earnings and impairment associated with non-credit factors, such as market liquidity, is recognized in other comprehensive income, net of tax. A credit loss is the difference between the cost basis of the security and the present value of cash flows expected to be collected, discounted at the security's effective interest rate at the date of acquisition. The cost basis of an other-than-temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value. However, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income. The total other-than-temporary impairment is presented in the consolidated statements of income with a reduction for the amount of other-than-temporary impairment that is recognized in other comprehensive income, if any.

Federal Home Loan Bank stock - The Bank’s investment in FHLB stock is carried at cost, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At June 30, 2014 and 2013, the Bank’s minimum investment requirement was $916 and $2.9 million, respectively. The Bank was in compliance with the FHLB minimum investment requirement at June 30, 2014 and 2013.

Management evaluates FHLB stock for impairment as needed. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, management determined that there was no impairment of FHLB stock at June 30 2014 and 2013, respectively.

Securitizations - The Bank securitizes and services interests in residential home loans. The Bank securitizes these loans through the Federal Home Loan Mortgage Corporation ("FHLMC"). Of the total serviced loan portfolio of $96.5 million and $110.8 million at June 30, 2014 and 2013, $30.4 million and $37.3 million, respectively, represent securitized loans. The loans have been sold without recourse, servicing retained. All principal, interest, late fees, and escrow payments are collected and remitted to the investor daily.

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

Loans are considered impaired when the Bank has determined that it may be unable to collect payments of principal or interest when due under the terms of the loan. In the process of identifying loans as impaired, management takes into consideration factors which include payment history and status, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case by case basis, after taking into consideration the totality of circumstances surrounding the loans and the borrowers, including payment history and amounts of any payment shortfall, length and reason for delay, and likelihood of return to stable performance. Impairment is measured on a loan by loan basis for all loans in the portfolio except for the smaller groups of homogeneous consumer loans in the portfolio.

Restructured loans- A loan is classified as a troubled debt restructuring when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and the Bank grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include interest rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of six months to demonstrate that the borrower can meet the restructured terms. If the borrower's performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.

Allowance for loan losses - Key elements of the allowance for loan loss methodology include the specific loan loss reserve, the general loan loss reserve, and the unallocated reserve, individually described below.

The specific loan loss reserve is established for individually impaired loans when the discounted cash flow or collateral value of the impaired loan is lower than the carrying value of that loan. Restructured loans are accounted for as impaired loans.

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Life insurance investment - The Bank is the sole beneficiary of life insurance policies that are recorded at their cash surrender value, net of any surrender charges, and cover certain key executives of the Bank. The $549, $621, and $645 of income for the years ended June 30, 2014, 2013, and 2012, respectively and is tax-exempt and included in noninterest income.

Transfers of financial assets - Transfers of financial asset, a group of financial assets, or a participating interest in a financial asset are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Mortgage servicing rights - Mortgage servicing rights are recorded as separate assets at fair value when mortgage loans are originated and subsequently sold or securitized (and held as available-for-sale securities) with servicing rights retained. Periodically, the Bank estimates the fair value of its mortgage servicing rights based upon observed market prices.

Mortgage servicing rights are amortized in proportion to, and over, the estimated period that net servicing income will be collected. The carrying value of mortgage servicing rights is periodically evaluated in relation to estimated future cash flows to be received, and such carrying value is adjusted for indicated impairments based on management’s best estimate of the remaining cash flows. The Bank has stratified its mortgage servicing rights based on whether the loan was sold or securitized and the interest rate of the underlying loans. The Bank uses the direct write-down method for mortgage servicing rights where the serviced loan has been paid off. The mortgage servicing asset was $367 and $505 at June 30, 2014 and 2013, respectively, and is included in prepaid expenses and other assets in the consolidated statements of financial condition.

Property, premises, and equipment - Property, premises, and equipment are stated at cost less accumulated depreciation. The depreciation charged is computed on the straight-line method over estimated useful lives as follows:

Buildings	40 years
Furniture and equipment	5-10 years
Improvements	10 years
Computer equipment	3 years

Income taxes-The provision for income taxes includes current and deferred income tax expense on net income adjusted for permanent and temporary differences such as interest income on state and municipal securities and BOLI. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities using enacted tax laws and rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. On a quarterly basis, management evaluates deferred tax assets to determine if these tax benefits are expected to be realized in future periods. This determination is based on facts and circumstances, including the Company's current and future tax outlook. To the extent a deferred tax asset is no longer considered “more likely than not” to be realized, a valuation allowance is established.

Marketing costs - The Bank expenses marketing costs as they are incurred. Total marketing expenses were $679, $584, and $653 for the years ended June 30, 2014, 2013, and 2012, respectively.

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

The Bank determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair values. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank’s estimates for market assumptions.

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

Recently issued accounting pronouncements - In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU No. 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge account purposes. The amendment is effective prospectively for qualifying new or redesiginated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 did not have a material impact on the Company's consolidated financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and
Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The
amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted. The adoption of ASU No. 2014-08 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The FASB and the International Accounting Standards Board (IASB) issued a comprehensive new revenue recognition standard that will supersede existing revenue guidance under US GAAP and IFRS. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance is effective for public business entities, certain not-for-profit entities and certain employee benefit plans, for annual periods beginning after December 15, 2016, including interim periods within that period. Early adoption is not permitted under US GAAP. For other entities, the guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. These entities may adopt the standard as of the public entity effective date. The Company is currently reviewing the requirements of ASU 2014-09 for any material impact on the Company's consolidated financial statements.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860), Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The guidance requires repurchase-to-maturity transactions to be accounted for as secured borrowings as if the transferor retains effective control, even though the transferred financial assets are not returned to the transferor at settlement. The ASU also eliminates existing guidance for repurchase financings and requires instead that entities consider the initial transfer and the related repurchase agreement separately when applying the derecognition requirements of ASC 860, Transfers and Servicing. New disclosures are required for (1) certain transactions accounted for as secured borrowings and (2) transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. For public business entities, the guidance is effective for the first interim or annual period beginning after December 15, 2014, except for the disclosures related to transactions accounted for as secured borrowings, which are effective for periods beginning after March 15, 2015. For all other entities, the guidance is effective for annual periods beginning after December 15, 2014 and interim periods beginning after December 15, 2015. Early application by public business entities is prohibited; all other entities may elect to apply the requirements for interim periods beginning after December 15, 2014. Entities are required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of ASU 2014-11 is not expected to have a material impact on the Company's consolidated financial statements.

Note 2 - Supervisory Directive

Anchor Bank entered into an Order to Cease and Desist Order ("Order") with the Federal Deposit Insurance Corporation ("FDIC") and the Washington State Department of Financial Institutions ("DFI") on August 12, 2009. On September 5, 2012, the FDIC and the DFI terminated the Order and it was replaced with a Supervisory Directive.

The Order was terminated as a result of the steps Anchor Bank took in complying with the Order by reducing its level of classified assets, augmenting management and improving the overall condition of the Bank.

The Supervisory Directive contains provisions concerning: (i) the management and directors of Anchor Bank; (ii) restrictions on paying dividends; (iii) reductions of classified assets; (iv) maintaining Tier 1 capital in an amount equal to or exceeding 10% of Anchor Bank's total assets;  (v) policies concerning the allowance for loan and lease losses (ALLL); and (vi) requirements to furnish a revised three-year business plan to improve Anchor Bank's profitability and progress reports to the FDIC and DFI.

Anchor Bank believes that it is in compliance with the requirements set forth in the Supervisory Directive.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 3 - Securities

The amortized cost and estimated fair market values of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Securities available-for-sale
Municipal bonds	$443	$3	$—	$446
Mortgage-backed securities:
FHLMC (1)	16,901	242	(187)	16,956
FNMA (2)	20,567	90	(326)	20,331
GNMA (3)	1,196	—	(12)	1,184
	$39,107	$335	$(525)	$38,917
Securities held-to-maturity
Municipal bonds	$127	$—	$—	$127
Mortgage-backed securities:
FHLMC	3,958	122	(63)	4,017
FNMA	2,268	155	(29)	2,394
GNMA	2,412	—	(42)	2,370
	$8,765	$277	$(134)	$8,908

(1) Federal Home Loan Mortgage Corporation (Freddie Mac)
(2) Federal National Mortgage Association (Fannie Mae)
(3) Government National Mortgage Association (Ginnie Mae)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Securities available-for-sale
Municipal bonds	$1,446	$10	$—	$1,456
Mortgage-backed securities:
FHLMC	20,675	210	(470)	20,415
FNMA	25,639	76	(744)	24,971
GNMA	1,499	—	(33)	1,466
	$49,259	$296	$(1,247)	$48,308
Securities held-to-maturity
Municipal bonds	$135	$—	$—	$135
Mortgage-backed securities:
FHLMC	4,744	119	(109)	4,754
FNMA	2,931	164	(47)	3,048
GNMA	2,485	—	(106)	2,379
	$10,295	$283	$(262)	$10,316

There were 38 and 51 securities in an unrealized loss position at June 30, 2014 and June 30, 2013, respectively. The unrealized losses on investments in debt securities relate principally to the general change in interest rates in changing market conditions and not credit quality that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities prior to their maturity. We do expect to recover the entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of June 30, 2014 and 2013 were as follows:

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$—	$—	$9,072	$(187)	$9,072	$(187)
FNMA	—	—	15,799	(326)	15,799	(326)
GNMA	—	—	1,184	(12)	1,184	(12)
	$—	$—	$26,055	$(525)	$26,055	$(525)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$2,642	$(63)	$2,642	$(63)
FNMA	—	—	862	(29)	862	(29)
GNMA	—	—	2,370	(42)	2,370	(42)
	$—	$—	$5,874	$(134)	$5,874	$(134)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$9,559	$(281)	$4,760	$(189)	$14,319	$(470)
FNMA	17,904	(502)	6,077	(242)	23,981	(744)
GNMA	1,466	(33)	—	—	1,466	(33)
	$28,929	$(816)	$10,837	$(431)	$39,766	$(1,247)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$2,960	$(109)	$—	$—	$2,960	$(109)
FNMA	938	(47)	—	—	938	(47)
GNMA	2,379	(106)	—	—	2,379	(106)
	$6,277	$(262)	$—	$—	$6,277	$(262)

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Contractual maturities of securities at June 30, 2014 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	Amortized Cost	Fair Value
June 30, 2014
Securities available-for-sale
Municipal bonds:
Due within one year	$—	$—
Due after one to five years	250	253
Due five years to ten years	—	—
Due after ten years	193	193
Mortgage-backed securities:
FHLMC	16,901	16,956
FNMA	20,567	20,331
GNMA	1,196	1,184
	$39,107	$38,917

Securities held-to-maturity
Municipal bonds:
Due after ten years	$127	$127
Mortgage-backed securities:
FHLMC	3,958	4,017
FNMA	2,268	2,394
GNMA	2,412	2,370
	$8,765	$8,908

Sales, maturities, and calls of securities for the years presented are summarized as follows:

	Year Ended June 30,
	2014	2013	2012
Proceeds from sales	$—	$995	$24,353
Proceeds from maturities and calls	995	170	3,725
Gross realized gains	—	70	1,536

Pledged securities at the dates indicated are summarized as follows:

	June 30, 2014		June 30, 2013
Pledged to secure:	Book Value	Fair Value	Book Value	Fair Value
Certain public deposits	$10,081	$10,154	$9,601	$9,557
Certain deposits in excess of FDIC-insured limits	—	—	1,573	1,514
FHLB borrowings	2,223	2,301	3,012	3,039
Federal Reserve borrowings	1,127	1,120	1,161	1,120

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 4 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	June 30,
	2014	2013
Real estate:
One-to-four family	$63,009	$73,901
Multi-family	47,507	38,425
Commercial	107,828	106,859
Construction	19,690	5,641
Land	4,126	5,330
Total real estate	242,160	230,156
Consumer:
Home equity	20,894	25,835
Credit cards	3,548	4,741
Automobile	1,073	1,850
Other consumer	2,838	2,723
Total consumer	28,353	35,149

Commercial business	16,737	18,211
Total loans	287,250	283,516
Less:
Deferred loan fees	1,100	915
Allowance for loan losses	4,624	5,147
Loans receivable, net	$281,526	$277,454

A summary of activity in the allowance for loan losses follows:

	June 30,
	2014	2013	2012
Beginning balance	$5,147	$7,057	$7,239
Provision for losses	—	750	2,735
Charge-offs	(2,434)	(3,283)	(4,018)
Recoveries	1,911	623	1,101
Ending balance	$4,624	$5,147	$7,057

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2014:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,393	$156	$671	$356	$531	$817	$1,172	$51	$5,147
Provision (benefit) for loan losses	665	73	(558)	(540)	(457)	508	279	30	—
Charge-offs	(897)	—	(403)	—	—	(876)	(258)	—	(2,434)
Recoveries	389	—	972	374	—	138	38	—	1,911
Ending balance	$1,550	$229	$682	$190	$74	$587	$1,231	$81	$4,624

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2013:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,659	$238	$578	$148	$368	$1,508	$2,558	$—	$7,057
Provision (benefit) for loan losses	7	(82)	(108)	270	163	341	108	51	750
Charge-offs	(416)	—	—	(105)	—	(1,231)	(1,531)	—	(3,283)
Recoveries	143	—	201	43	—	199	37	—	623
Ending balance	$1,393	$156	$671	$356	$531	$817	$1,172	$51	$5,147

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2012:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,980	$88	$173	$1,163	$191	$2,135	$1,509	$—	$7,239
Provision (benefit) for loan losses	646	150	958	(725)	177	548	981	—	2,735
Charge-offs	(1,465)	—	(571)	(561)	—	(1,358)	(63)	—	(4,018)
Recoveries	498	—	18	271	—	183	131	—	1,101
Ending balance	$1,659	$238	$578	$148	$368	$1,508	$2,558	$—	$7,057

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2014:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
With no allowance recorded
One-to-four family	$2,213	$2,653	$—
Multi-family	—	—	—
Commercial real estate	219	219	—
Land	307	321	—
Home equity	145	147	—
Commercial business	64	126	—
With an allowance recorded
One-to-four family	8,475	8,486	780
Multi-family	158	158	158
Commercial real estate	1,850	1,850	340
Land	508	508	28
Home equity	223	223	43
Commercial business	393	393	90
Total
One-to-four family	10,688	11,139	780
Multi-family	158	158	158
Commercial real estate	2,069	2,069	340
Land	815	829	28
Home equity	368	370	43
Commercial business	457	519	90
Total	$14,555	$15,084	$1,439

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the year ended June 30, 2014:

	Year Ended June 30, 2014

	Average Recorded Investment	Interest Income Recognized
With no allowance recorded
One-to-four family	$4,199	$97
Multi-family	1,132	—
Commercial real estate	1,094	12
Land	393	18
Home equity	194	6
Commercial business	723	8
With an allowance recorded
One-to-four family	8,360	379
Multi-family	79	—
Commercial real estate	925	21
Land	815	32
Home equity	330	11
Commercial business	231	20
Total
One-to-four family	12,559	476
Multi-family	1,211	—
Commercial real estate	2,019	33
Land	1,208	50
Home equity	524	17
Commercial business	954	28
Total	$18,475	$604

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the year ended June 30, 2013:

	Year Ended June 30, 2013

	Average Recorded Investment	Interest Income Recognized
With no allowance recorded
One-to-four family	$9,094	$190
Multi-family	2,408	109
Commercial real estate	2,363	131
Construction	2,022	—
Land	612	25
Home equity	260	10
Commercial business	—	70
With an allowance recorded
One-to-four family	4,571	292
Land	561	64
Home equity	222	19
Commercial business	1,374	6
Total
One-to-four family	13,665	482
Multi-family	2,408	109
Commercial real estate	2,363	131
Construction	2,022	—
Land	1,173	89
Home equity	482	29
Commercial business	1,374	76
Total	$23,487	$916

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2014:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Ending balance	$1,550	$229	$682	$190	$74	$587	$1,231	$81	$4,624
Ending balance: individually evaluated for impairment	780	158	340	—	28	43	90	—	1,439
Ending balance: collectively evaluated for impairment	$770	$71	$342	$190	$46	$544	$1,141	$81	$3,185

Loans receivable:
Ending balance	$63,009	$47,507	$107,828	$19,690	$4,126	$28,353	$16,737	$—	$287,250
Ending balance: individually evaluated for impairment	10,688	158	2,069	—	815	368	457	—	14,555
Ending balance: collectively evaluated for impairment	$52,321	$47,349	$105,759	$19,690	$3,311	$27,985	$16,280	$—	$272,695

(1)	Consumer loans include home equity, credit cards, auto and other consumer loans.

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

The following table presents the recorded investment in nonaccrual and loans past due 90 days still on accrual by type of loans as of the dates indicated:

	June 30,
	2014	2013
One-to-four family	$2,101	$4,758
Multi-family	158	—
Commercial real estate	2,070	—
Land loans	150	734
Home equity	—	428
Automobile	—	2
Credit cards	—	18
Commercial business	235	219
Total	$4,714	$6,159

The table above includes $4.7 million in nonaccrual and no loans in past due 90 days or more and still accruing interest, net of partial loan charge-offs at June 30, 2014. There were $6.1 million in nonaccrual and $18 in past due 90 days or more and still accruing interest, net of partial loan charge-offs at June 30, 2013.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

The following table presents past due loans, net of partial loan charge-offs, by class, as of June 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Loans

One-to-four family	$1,384	$819	$2,101	$4,304	$58,705	$63,009
Multi-family	32	—	158	190	47,317	47,507
Commercial real estate	—	—	2,070	2,070	105,758	107,828
Construction	—	—	—	—	19,690	19,690
Land	—	—	150	150	3,976	4,126
Home equity	239	108	—	347	20,547	20,894
Credit cards	32	27	—	59	3,489	3,548
Automobile	14	—	—	14	1,059	1,073
Other consumer	43	—	—	43	2,795	2,838
Commercial business	64	—	235	299	16,438	16,737
Total	$1,808	$954	$4,714	$7,476	$279,774	$287,250

The following table presents past due loans, net of partial loan charge-offs, by class as of June 30, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans

One-to-four family	$1,853	$1,469	$4,758	$8,080	$65,821	$73,901
Multi-family	149	—	—	149	38,276	38,425
Commercial real estate	101	—	—	101	106,758	106,859
Construction	—	—	—	—	5,641	5,641
Land	—	38	734	772	4,558	5,330
Home equity	84	68	428	580	25,255	25,835
Credit cards	54	6	18	78	4,663	4,741
Automobile	66	—	2	68	1,782	1,850
Other consumer	32	1	—	33	2,690	2,723
Commercial business	78	52	219	349	17,862	18,211
Total	$2,417	$1,634	$6,159	$10,210	$273,306	$283,516
(1) Includes loans on nonaccrual status and loans that may be less than 90 days past due.

Credit Quality Indicators. The Bank utilizes a ten-point risk rating system and assign a risk rating for all credit exposures. The risk rating system is designed to define the basic characteristics and identify risk elements of each credit extension.

Credits risk rated 1 through 7 are considered to be “pass” credits. Pass credits can be assets where there is virtually no credit risk, such as cash secured loans with funds on deposit with the Bank. Pass credits also include credits that are on our Watch and Special Mention lists, where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower's financial capacity and threaten their ability to fulfill debt obligations in the future. A seasoned loan with a Debt Service Coverage Ratio ("DSCR") of greater than 1.00 is the minimum acceptable level for a "Pass Credit". Particular attention is paid to

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

the coverage trend analysis as any loan with a declining DSCR trend may warrant a higher risk grade even if the current coverage is at or above the 1.00 threshold.

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

•
Assets in this category may demonstrate performance problems such as debt servicing deficiencies with no immediate relief, including having a DSCR of less than 1.00. Borrowers have an inability to adjust to prolonged and unfavorable industry or economic trends. Management's character and/or effectiveness have become suspect.

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

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table represents the internally assigned grade as of June 30, 2014, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
Grade:
Pass	$49,504	$47,317	$102,216	$19,690	$3,248	$18,925	$3,489	$976	$2,732	$13,040	$261,137
Watch	4,505	32	449	—	—	1,434	59	97	106	1,005	7,687
Special Mention	6,171	—	3,093	—	307	406	—	—	—	1,841	11,818
Substandard	2,829	158	2,070	—	571	129	—	—	—	851	6,608
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$63,009	$47,507	$107,828	$19,690	$4,126	$20,894	$3,548	$1,073	$2,838	$16,737	$287,250

The following table represents the credit risk profile based on payment activity as of June 30, 2014, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
Performing	$60,908	$47,349	$105,758	$19,690	$3,976	$20,894	$3,548	$1,073	$2,838	$16,502	$282,536
Nonperforming (1)	2,101	158	2,070	—	150	—	—	—	—	235	4,714
Total	$63,009	$47,507	$107,828	$19,690	$4,126	$20,894	$3,548	$1,073	$2,838	$16,737	$287,250
(1) Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

The following table represents the internally assigned grade as of June 30, 2013, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
Grade:
Pass	$54,534	$31,613	$88,825	$3,387	$3,665	$23,554	$4,663	$1,635	$2,614	$12,417	$226,907
Watch	2,832	3,536	8,659	—	429	941	60	214	61	612	17,344
Special Mention	7,587	1,013	5,977	2,254	111	308	—	—	48	4,677	21,975
Substandard	8,948	2,263	3,398	—	1,125	1,032	18	1	—	505	17,290
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$73,901	$38,425	$106,859	$5,641	$5,330	$25,835	$4,741	$1,850	$2,723	$18,211	$283,516

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

Troubled Debt Restructure. At June 30, 2014 and June 30, 2013, troubled debt restructured loans (“TDRs”), included in impaired loans above, totaled $11.3 million and $17.5 million, respectively and $1.4 million with $3.6 million currently in nonaccrual, respectively. Restructured loans are an option that the Bank uses to minimize risk of loss and are a concession granted to a borrower experiencing financial difficulties that it would not otherwise consider. The modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank's best interest. At June 30, 2014, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.
The Bank has utilized a combination of rate and term modifications for its TDRs.
The following table represents TDRs by accrual versus nonaccrual status and by loan class as of June 30, 2014:

	June 30, 2014
	Accrual Status	Nonaccrual Status	Total Modifications

One-to-four family	$8,590	$1,355	$9,945
Land	727	—	727
Home equity	367	—	367
Commercial business	222	—	222
Total	$9,906	$1,355	$11,261

The following table represents TDRs by accrual versus nonaccrual status and by loan class as of June 30, 2013:

	June 30, 2013
	Accrual Status	Nonaccrual Status	Total Modifications

One-to-four family	$9,221	$3,479	$12,700
Multi-family	2,263	—	2,263
Construction	391	—	391
Land	502	—	502
Home equity	288	157	445
Commercial business	1,168	—	1,168
Total	$13,833	$3,636	$17,469

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following tables present TDR loans and their recorded investment prior to the modification and after the modification for TDR transactions that originated during the years ended June 30, 2014, 2013 and 2012:

	Year Ended June 30, 2014
	Number of Contracts	Pre-TDR Recorded Investment	Post -TDR Recorded Investment

One-to-four family	7	$1,530	$1,545
Home equity	1	75	67
Commercial business	1	145	158
Total	9	$1,750	$1,770

	Year Ended June 30, 2013
	Number of Contracts	Pre-TDR Recorded Investment	Post -TDR Recorded Investment

One-to-four family	22	$7,381	$7,179
Land	1	429	429
Home equity	4	299	301
Total	27	$8,109	$7,909

	Year Ended June 30, 2012
	Number of Contracts	Pre-TDR Recorded Investment	Post -TDR Recorded Investment

One-to-four family	9	$2,743	$2,314
Multi-family	1	2,410	2,263
Commercial business	1	104	90
Total	11	$5,257	$4,667

There were no TDRs modified within the previous 12 months for which there was a payment default for the year ended June 30, 2014.

The following table below represents TDRs modified within the previous 12 months for which there was a payment default during the year ended June 30, 2013 and the total payment defaults within 12 months of their restructure:

	Number of Contracts	For the Year Ended June 30, 2013
Post TDR investment
One-to-four family	2	$506
Home equity	1	73
Total	3	$579

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table below represents TDRs modified within the previous 12 months for which there was a payment default during the year ended June 30, 2012 and the total payment defaults within 12 months of their restructure:

	Number of Contracts	For the Year Ended June 30, 2012
Post TDR investment
One-to-four family	4	$1,199
Total	4	$1,199

Note 5 - Real Estate Owned, net

The following table is a summary of real estate owned for the years ended June 30, 2014, 2013 and 2012:

	Year Ended June 30,

	2014	2013	2012

Balance at the beginning of the period	$6,212	$6,708	$12,597
Net loans transferred to real estate owned	5,793	5,050	7,678
Capitalized improvements	591	793	163
Sales	(6,439)	(4,852)	(11,236)
Impairments	(1,090)	(1,487)	(2,494)
Balance at the end of the period	$5,067	$6,212	$6,708

Note 6 - Property, Premises, and Equipment

Property, premises, and equipment owned by the Bank are summarized as follows:

	June 30,
	2014	2013
Land	$2,323	$2,323
Building and improvements	16,691	16,485
Furniture and fixtures	5,710	6,338
Automobiles	289	293
Software	1,056	1,242
Leasehold improvements	21	37
	26,090	26,718
Less accumulated depreciation and amortization	(14,777)	(15,324)
Property, premises, and equipment, net of depreciation and amortization	$11,313	$11,394

Depreciation and amortization expense for the years ended June 30, 2014, 2013, and 2012, was $608, $946 and $924, respectively.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 7 - Deposits

Deposits consist of the following:

	June 30,
	2014		2013
	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$41,149	13.2%	$39,713	12.1%
Interest-bearing demand deposits, weighted-average rate of 0.04% and 0.08% in fiscal 2014 and fiscal 2013, respectively	22,771	7.3	20,067	6.1
Savings deposits, weighted-average rate of 0.15% in fiscal 2014 and 0.23% in fiscal 2013	39,693	12.8	36,518	11.1
Money market accounts, weighted-average rate of 0.14% and 0.27% in fiscal 2014 and fiscal 2013, respectively	69,610	22.4	82,603	25.1
Certificates of deposit
0.00 to 3.49%	111,463	35.8	121,358	37.0
3.50 to 5.49%	26,348	8.5	28,325	8.6
Total of certificates of deposit	137,811	44.3	149,683	45.7
Total deposits	$311,034	100.0%	$328,584	100.0%
Certificates of deposit in denominations of $100 or more totaled $68.5 million and $70.3 million at June 30, 2014 and 2013, respectively. Interest on certificates of deposit in denominations of $100 or more totaled $1.5 million, $1.7 million, and $1.9 million for the years ended June 30, 2014, 2013, and 2012, respectively. Included in deposits at June 30, 2014 and 2013, were $9.5 million and $8.0 million, respectively, of public funds. There were no brokered deposits at June 30, 2014 or 2013.

As of June 30, 2014, certificates mature as follows:

Year Ended June 30,
Amount

2015	$46,058
2016	17,691
2017	12,397
2018	20,885
Thereafter	40,780
$137,811

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 8 - Borrowings

The Bank is a member of the FHLB of Seattle. Based on eligible collateral, consisting of loans at June 30, 2014 and 2013, the total amount available under this line of credit was $98.3 million and $79.2 million, respectively. The total balance of loans pledged at June 30, 2014 and 2013 was $217.7 million and $123.8 million, respectively.  The total balance of advances outstanding was $17.5 million and $64.9 million at June 30, 2014 and 2013. The net remaining amounts available as of June 30, 2014 and 2013 were $80.8 million and $14.3 million, respectively. Borrowings generally provide for interest at the then-current published rates. FHLB advances (at weighted-average interest rates of 3.58% and 1.91% at June 30, 2014 and 2013, respectively) and lines of credit are scheduled to mature as follows:

	June 30,
	2014	2013
One year or less	$17,500	$47,400
After one year through three years	—	17,500
	$17,500	$64,900

Advances from FHLB are collateralized by all FHLB stock owned by the Bank, deposits with the FHLB, certain investments, and all loans as described in the Advances, Pledge, and Security Agreement with the FHLB. The maximum and average outstanding advances and lines of credit from the FHLB are as follows:

	June 30,
	2014	2013
Highest outstanding advances at month-end for the previous 12 months	$64,900	$64,900
Average outstanding	$26,015	$64,900

The Bank also maintains a short-term borrowing line with the Federal Reserve with total credit based on eligible collateral. As of June 30, 2014, the Bank had a borrowing capacity of $1.0 million, of which none was outstanding. Additionally we have a $5.0 million borrowing line with Pacific Coast Bankers' Bank of which none was outstanding at June 30, 2014 and 2013.

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

Compensation expense related to the ESOP for the years ended June 30, 2014 and 2013 was $123 and $95, respectively.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Shares held by the ESOP as of the dates indicated are as follows:

	June 30,
	2014	2013

Allocated shares	25,981	16,433
Unallocated shares	76,019	85,567
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,451	$1,435

Note 10 - Supplemental Executive Retirement Plan (SERP)

On July 1, 2002, the Bank implemented a nonqualified SERP for the benefit of senior officers and directors of the Bank. The SERP entitles these individuals to receive defined benefits upon their retirement or death based on the appreciation in Bank value. The SERP value is based on the Company's stock price and the change from the last trading day of March 31, 2013 to March 31, 2014. On January 1, 2004, the SERP was amended to provide that a participant’s SERP unit shall be valued at no less than 90%, and no more than 125%, of the participant’s SERP unit as of the preceding valuation date. The value of the participant’s SERP unit is based upon the stock value of the Bank. The accrual for the deferred compensation owed under the SERP is based upon the net present value of the vested benefits expected to be paid under the SERP. The Bank recognized $12, $61, and $88 in compensation cost related to the SERP for the years ended June 30, 2014, 2013, and 2012, respectively. The SERP liability totaled $1,715 and $1,703 at June 30, 2014 and 2013, respectively.

Note 11 - Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income or loss, as applicable, available to common stockholders by the weighted average number of common shares outstanding for the period. As ESOP shares are committed to be released they become outstanding for basic EPS calculation purposes. ESOP shares not committed to be released are not considered outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. There were no stock options or other potential common shares during the following periods. The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share:

	For the Year Ended June 30,
	2014	2013	2012
Net income (loss)	$423	$(255)	$(1,712)
Weighted-average common shares outstanding	2,466,983	2,461,033	2,454,233
Basic earnings (loss) per share	$0.17	$(0.10)	$(0.70)
Diluted earnings (loss) per share	$0.17	$(0.10)	$(0.70)

There were no antidilutive stock options or other potential common shares at or for the years ended June 30, 2014, 2013 and 2012.

Note 12 - Related Party Transactions

During the normal course of business, the Bank originates loans to directors, committee members, and senior management. Such loans are granted with interest rates, terms, and collateral requirements substantially the same as those for all other customers.

Total deposits to directors, executive officers, and their affiliates for the years ended June 30, 2014, 2013, and 2012 were $1.9 million, $2.0 million, and $2.7 million, respectively.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Loans to directors, executive officers, and their affiliates are subject to regulatory limitations. Aggregate loans balances are as follows and were within regulatory limitations:

	At June 30,
	2014	2013	2012
Beginning balance	$228	$254	$267
Extensions of Credit	668	6	—
Repayments	9	32	13
Ending balance	$887	$228	$254

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

As of June 30, 2014, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action.

The Bank’s capital accounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014
Total capital (to risk-weighted assets)	$57,344	18.0%	$25,460	8.0%	$31,826	10.0%
Tier I capital (to risk-weighted assets)	53,358	16.8	12,730	4.0	19,095	6.0
Tier I leverage capital (to average assets)	53,358	13.6	15,688	4.0	19,610	5.0

As of June 30, 2013
Total capital (to risk-weighted assets)	$56,289	18.0%	$25,060	8.0%	$31,325	10.0%
Tier I capital (to risk-weighted assets)	52,450	16.7	12,530	4.0	18,795	6.0
Tier I leverage capital (to average assets)	52,450	11.4	18,358	4.0	22,947	5.0

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 14.0%, 17.1% and 18.3%, respectively, as of June 30, 2014. As of June 30, 2013, these ratios were 11.7%, 17.2% and 18.4%, respectively.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 14 - Income Taxes

There was no current or deferred provision (benefit) for income tax for the years ended June 30, 2014, 2013, and 2012.

Retained earnings at June 30, 2014 and 2013, included $5.5 million in tax-basis bad debt reserves for which no income tax liability has been recorded. In the future, if this tax-basis bad debt reserve is used for purposes other than to absorb bad debts, or if legislation is enacted requiring recapture of all tax-basis bad debt reserves, the Bank will incur a federal tax liability at the then-prevailing corporate tax rate.

A reconciliation of the provision for income taxes based on statutory corporate tax rates on pre-tax income and the provision shown in the accompanying consolidated statements of income at the dates indicated is summarized as follows:

	Amount	Percent of Pre-Tax Income
June 30, 2014
Income taxes computed at statutory rates	$144	34.0%
Tax-exempt income	(202)	(47.8)
Deferred tax asset valuation allowance	50	11.9
Other, net	8	1.9
Provision for income taxes	$—	—%
June 30, 2013
Income taxes computed at statutory rates	$(86)	(34.0)%
Tax-exempt income	(239)	(94.0)
Deferred tax asset valuation allowance	303	119.0
Other, net	22	9.0
Provision for income taxes	$—	—%
June 30, 2012
Income taxes computed at statutory rates	$(582)	(34.0)%
Tax-exempt income	(254)	(94.0)
Deferred tax asset valuation allowance	823	118.6
Other, net	13	9.4
Provision for income taxes	$—	—%

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The components of net deferred tax assets and liabilities at the dates indicated are summarized as follows:

	June 30,
	2014	2013
Deferred tax assets
Allowance for loan losses	$3,446	$3,624
AMT credit carryforward	198	198
Deferred compensation - SERP	583	570
Securities impairment charge	340	340
Net operating loss carryforward	4,943	4,329
Real estate owned	992	1,360
Unrealized loss on securities available-for-sale	65	323
Accumulated depreciation	94	271
Total deferred tax assets	10,661	11,015
Deferred tax liabilities
Deferred loan fees and costs	395	372
FHLB stock dividends	1,035	1,073
Mortgage servicing rights	125	172
Other common, net	72	156
Total deferred tax liabilities	1,627	1,773

Net deferred tax asset, before valuation allowance	9,034	9,242
Valuation allowance	8,479	8,687
Net deferred tax asset, after valuation allowance	$555	$555

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. These calculations are based on many complex factors including estimates of the timing of reversals of temporary differences, the interpretation of federal income tax laws, and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax assets and liabilities.

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. Each quarter, we considered positive and negative evidence, which includes cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings. We further considered that GAAP places heavy emphasis on prior earnings in determining the realizable deferred tax asset.

As of June 30, 2014, the consolidated statements of condition includes gross deferred tax assets of $9.0 million and a deferred tax asset valuation allowance of $8.5 million. Management is evaluating the timing of a partial release of our deferred tax assets based on our return to profitability and our projections for future taxable income.

As of June 30, 2014, the Company had a federal net operating loss carryforwards totaling $14.5 million and Oregon net operating loss carryforward of $1.1 million, which can be used to offset future taxable income. The net operating losses begin to expire in 2031 for federal and 2024 for Oregon. The Company’s net operating loss carryforwards may be subject to limitations under Internal Revenue Code Section 382.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The Company had no uncertain tax positions at June 30, 2014, 2013, and 2012. The Company recognizes interest accrued on and penalties related to uncertain tax positions in tax expense. During the years ended June 30, 2014, 2013, and 2012, the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal and Oregon state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2009.

Note 15 – Parent Company Financials

Presented below are the condensed statement of financial condition, statement of income, and statement of cash flows for Anchor Bancorp.

ANCHOR BANCORP STATEMENTS OF FINANCIAL CONDITION

	June 30,
	2014	2013
ASSETS
Cash	$240	$510
ESOP loan	797	856
Investment in bank subsidiary	52,634	50,979
Prepaid and other assets	38	23
Total assets	$53,709	$52,368
LIABILITIES
Total liabilities	$34	$—
STOCKHOLDERS’ EQUITY
Common stock	$25	$25
Additional paid-in-capital	23,293	23,229
Retained earnings, substantially restricted	31,914	31,491
Unearned ESOP shares	(797)	(856)
Accumulated other comprehensive income (loss), net of tax	(760)	(1,521)
Total stockholders’ equity	$53,675	$52,368
Total liabilities and stockholders’ equity	$53,709	$52,368

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

ANCHOR BANCORP STATEMENTS OF INCOME

	For the Years Ended June 30,
	2014	2013	2012
Operating income
Interest income ESOP loan	$28	$30	$32
Total operating income	28	30	32
Operating expenses
Legal expense	127	164	162
Accounting expense	44	47	71
Professional fees	60	76	54
Management fees	68	73	73
General and administrative	77	22	27
Total operating expenses	376	382	387
Loss before income tax (benefit) and equity in undistributed loss of subsidiary	(348)	(352)	(355)
Income tax expense	—	—	—
Loss before equity in undistributed income (loss) of subsidiary	(348)	(352)	(355)
Equity in undistributed income (loss) in subsidiary	771	97	(1,357)
Net income (loss)	$423	$(255)	$(1,712)

ANCHOR BANCORP CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$423	$(255)	$(1,712)
Adjustments to reconcile net loss to net cash from operating activities
Prepaid expenses	(45)	(31)	(18)
Equity in undistributed income (loss) of Anchor Bank	(771)	(97)	1,357
Net cash used by operating activities	(393)	(383)	(373)
Cash flows from financing activities
Principal and interest repayments on ESOP loan	123	95	96
Net cash provided by investing activities	123	95	96
Net change in cash and cash equivalents	(270)	(288)	(277)
Cash and cash equivalents at beginning of period	510	798	1,075
Cash and cash equivalents at end of period	$240	$510	$798

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

The following financial instruments were outstanding whose contract amounts represent credit risk at June 30, 2014:

	Amount of Commitment Expiration - Per Period

	Total Amounts Committed (2)	Due in One Year
Commitments to originate loans (1)	$327	$327
Line of credit
Fixed rate (3)	5,106	434
Adjustable rate	28,599	3,744
Undisbursed balance of loans closed	33,705	4,178
Total balance	$34,032	$4,505

(1) Interest rates on fixed rate loans range from 3.75% to 17.99%.
(2) At June 30, 2014 there were $81 in reserves for unfunded commitments.
(3) Includes standby letters of credit.

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

(1) Interest rates on fixed rate loans range from 2.75% to 2.88%.
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

Contingent liabilities for sold loans - In the ordinary course of business, the Bank sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Bank may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Bank has no commitment to repurchase the loan. The Bank has recorded no reserve to cover loss exposure related to these guarantees. The principal balance of loans sold without recourse as of June 30, 2014 and 2013, was $102.3 million and $110.8 million, respectively. The Bank repurchased three loans for the year ended June 30, 2014, no loans for the years ended June 30, 2013 and 2012. The associated losses were not significant for the years ended June 30, 2014, 2013 and 2012.

Operating lease commitment - The Bank leases space for branches and operations located in Hoquiam, Shelton, and Puyallup, Washington. These leases run for periods ranging from three to five years. All leases require the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitments for the next five years are as follows:

Year Ended June 30,	Amount
2015	$87
2016	$56
2017	$56
2018	$51

Rental expense charged to operations was $121, $238, and $260 for the years ended June 30, 2014, 2013, and 2012, respectively.

Note 17 - Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly. The following tables show the Bank's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	June 30, 2014
	Level 1	Level 2	Level 3	Total

Municipal bonds	$—	$446	$—	$446
Mortgage-backed securities:
FHLMC	—	16,956	—	16,956
FNMA	—	20,331	—	20,331
GNMA	—	1,184	—	1,184

	June 30, 2013
	Level 1	Level 2	Level 3	Total

Municipal bonds	$—	$1,456	$—	$1,456
Mortgage-backed securities:
FHLMC	—	20,415	—	20,415
FNMA	—	24,971	—	24,971
GNMA	—	1,466	—	1,466

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
The following table presents the Company's assets measured at fair value that management has evaluated for specific reserve on a nonrecurring basis during the year ended June 30, 2014:

	June 30, 2014
	Level 1	Level 2	Level 3	Total

Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$2,488	$2,488
Commercial	—	—	1,850	1,850
Land	—	—	88	88
Commercial business	—	—	392	392
Total impaired loans	—	—	4,818	4,818

Real estate owned:
One-to-four family	$—	$—	$364	$364
Commercial	—	—	3,539	3,539
Land	—	—	18	18
Total real estate owned	—	—	3,921	3,921

Total	$—	$—	$8,739	$8,739

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

The following tables present quantitative information about Level 3 fair value measurements at June 30, 2014 and 2013:

	June 30, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Average Discount

Impaired loans (1)	$14,555	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% ( 4%)
Real estate owned	$5,067	Fair value of collateral	Discount applied to the obtained appraisal	0% - 100% (18%)

(1) Includes all impaired loans.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	June 30, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Average Discount

Impaired loans (1)	$21,861	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 49% ( 9%)
Real estate owned	$6,212	Fair value of collateral	Discount applied to the obtained appraisal	0% - 90% (22%)
(1) Includes all impaired loans.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Bank's financial instruments as of June 30, 2014 and June 30, 2013.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as demand deposits, savings, and money market, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	June 30, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Cash and cash equivalents	$14,758	$14,758	$14,758	$—	$—
Securities available-for-sale	38,917	38,917	—	38,917	—
Securities held-to-maturity	8,765	8,908	—	8,908	—
FHLB stock	6,046	6,046	—	6,046	—
Loans held for sale	—	—	—	—	—
Loans receivable, net	281,526	278,800	—	—	278,800
Bank owned life insurance investment, net of surrender charges	19,428	19,428	—	19,428	—
Accrued interest receivable	1,236	1,236	—	1,236	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$173,223	$173,223	$173,223	$—	$—
Certificates of deposit	137,811	137,627	—	137,627	—
FHLB advances	17,500	17,661	—	17,661	—
Advance payments by borrowers taxes and insurance	891	891	891	—	—

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of June 30, 2014 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act was (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2014 was effective.

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

(c)      Changes in Internal Controls: There have been no changes in the Company’s internal control over financial reporting during the year ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company intends to continually review and evaluates the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business.  While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent every error or instance of fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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
Item 11.   Executive Compensation
The information contained in the section captioned “Executive Compensation” and "Directors' Compensation" in the Proxy Statement is incorporated herein by reference.
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
The Company has not established any equity compensation plans as of June 30, 2014.

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

3.1     Articles of Incorporation (1)
3.2     Amended and Restated Bylaws (2)
4.1    Form of Stock Certificate of the Company (1)
10.1    Form of Anchor Bank Employee Severance Compensation Plan (1)
10.2     Anchor Bank Phantom Stock Plan (1)
10.3     Form of 401(k) Retirement Plan (1)
10.4    Form of Employment Agreement between Anchor Bank and Jerald L. Shaw and Terri L. Degner (5)
10.5    Form of Change in Control Severance Agreement between Anchor Bank and Gregory H. Schultz (5)
14     Code of Ethics (3)
21     Subsidiaries of Registrant
31.1     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2     Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32    Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act
101     The following materials from Anchor Bancorp's Annual Report on Form 10-K for the year ended
June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Loss; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements (4)
___________________
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
(5)    Filed as an exhibit to the Company's Current Report on Form 8-K dated May 19, 2014.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR BANCORP

September 12, 2014	By:/s/Jerald L. Shaw
Jerald L. Shaw
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/Jerald L. Shaw	September 12, 2014
Jerald L. Shaw President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/Terri L. Degner	September 12, 2014
Terri L. Degner Chief Financial Officer and Director (Principal Financial and Accounting Officer)

By: /s/Robert D. Ruecker	September 12, 2014
Robert D. Ruecker
Chairman of the Board and Director

By: /s/Douglas A. Kay	September 12, 2014
Douglas A. Kay
Director

By: /s/George W. Donovan	September 12, 2014
George W. Donovan
Director

By: /s/William K. Foster	September 12, 2014
William K. Foster
Director

By: /s/Reid A. Bates	September 12, 2014
Reid A. Bates
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

101
The following materials from Anchor Bancorp's Annual Report on Form 10-K for the year ended
June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Loss; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements (4)