Form 10-Q
period 2014-09-30
Anchor Bancorp
filed 2014-11-06
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 6, 2014, there were 2,550,000, shares of common stock, $.01 par value per share, outstanding.

ANCHOR BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiary, unless the context indicates otherwise.  When we refer to “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, the wholly owned subsidiary of Anchor Bancorp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands, except share data)	September 30, 2014	June 30, 2014
ASSETS	(Unaudited)
Cash and cash equivalents	$17,797	$14,758
Securities available-for-sale, at fair value, amortized cost of $36,504 and $39,107	36,119	38,917
Securities held-to-maturity, at amortized cost, fair value of $8,475 and $8,908	8,391	8,765
Loans receivable, net of allowance for loan losses of $3,994 and $4,624	277,102	281,526
Bank owned life insurance investment, net of surrender charges	19,566	19,428
Accrued interest receivable	1,165	1,236
Real estate owned, net ("REO")	6,092	5,067
Federal Home Loan Bank ("FHLB") stock, at cost	5,985	6,046
Property, premises, and equipment, at cost, less accumulated depreciation of $14,803 and $14,777	11,405	11,313
Deferred tax asset, net	555	555
Prepaid expenses and other assets	1,394	1,517
Total assets	$385,571	$389,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$42,383	$41,149
Interest-bearing	264,963	269,885
Total deposits	307,346	311,034

FHLB advances	17,500	17,500
Advance payments by borrowers for taxes and insurance	1,558	891
Supplemental Executive Retirement Plan liability	1,712	1,715
Accounts payable and other liabilities	3,799	4,313
Total liabilities	331,915	335,453
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value per share, authorized 45,000,000 shares; 2,550,000 issued and 2,475,701 outstanding at September 30, 2014 and 2,550,000 shares issued and 2,473,981 outstanding at June 30, 2014, respectively	25	25
Additional paid-in capital	23,338	23,293
Retained earnings, substantially restricted	32,027	31,914
Unearned Employee Stock Ownership Plan ("ESOP") shares	(779)	(797)
Accumulated other comprehensive loss, net of tax	(955)	(760)
Total stockholders’ equity	53,656	53,675
Total liabilities and stockholders’ equity	$385,571	$389,128

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,

	2014	2013
Interest income:
Loans receivable, including fees	$4,053	$4,321
Securities	14	57
Mortgage-backed securities	220	259
Total interest income	4,287	4,637
Interest expense:
Deposits	699	773
FHLB advances	160	270
Total interest expense	859	1,043
Net interest income before provision for loan losses	3,428	3,594
Provision for loan losses	—	—
Net interest income after provision for loan losses	3,428	3,594
Noninterest income
Deposit service fees	384	377
Other deposit fees	189	200
Gain on sale of investments	47	—
Loan fees	144	149
Loss on sale of loans	(6)	(17)
Bank owned life insurance ("BOLI") investment	138	143
Other income	87	115
Total noninterest income	983	967
Noninterest expense
Compensation and benefits	2,023	2,006
General and administrative expenses	667	798
Real estate owned impairment	37	360
Real estate owned holding costs	154	77
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	121	142
Information technology	428	428
Occupancy and equipment	483	464
Deposit services	224	136
Marketing	156	162
Gain on sale of property, premises and equipment	(1)	(5)
Loss on sale of real estate owned	6	5
Total noninterest expense	4,298	4,573
Income (loss) before provision for income taxes	113	(12)
Provision for income taxes	—	—
Net income (loss)	$113	$(12)
Basic earnings per share	$0.05	$0.00
Diluted earnings per share	$0.05	$0.00

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Dollars in thousands)(Unaudited)	Three Months Ended September 30,

	2014	2013
NET INCOME (LOSS)	$113	$(12)
OTHER COMPREHENSIVE (LOSS) INCOME, net of income tax
Unrealized holding (losses) gains on available-for-sale securities during the period	(194)	203
Adjustment for realized gains included in net income (loss)	(47)	—
Other comprehensive (loss) income, net of income tax	(241)	203
COMPREHENSIVE (LOSS) INCOME	$(128)	$191

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$113	$(12)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	164	155
Net amortization of premiums on securities	151	192
ESOP expense	63	29
Real estate owned impairment	37	360
Income from bank owned life insurance investment	(138)	(143)
Loss on sale of loans	6	17
Gain on sale of investments	(47)	—
Originations of loans held for sale	(6)	(4,623)
Proceeds from sale of loans held for sale	—	4,827
Gain on sale of property, premises, and equipment	(1)	(5)
Loss on sale of real estate owned	6	5
Change in operating assets and liabilities:
Accrued interest receivable	71	(6)
Prepaid expenses, other assets, and income tax receivable	123	4,077
Supplemental Executive Retirement Plan	(3)	(15)
Accounts payable and other liabilities	(514)	312
Net cash provided by operating activities	25	5,170
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of available-for-sale securities	702	—
Principal repayments on available-for-sale securities	1,797	3,090
Principal repayments on held-to-maturity securities	360	566
Loan originations, net of undisbursed loan proceeds and principal repayments	2,675	(3,658)
Proceeds from sale of real estate owned	762	967
Capital improvements on real estate owned	(6)	(363)
Proceeds from sale of property, premises, and equipment, net	1	5
Purchase of fixed assets	(256)	(130)
Net cash provided by investing activities	6,035	477
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(3,688)	(2,608)
Net change in advance payments by borrowers for taxes and insurance	667	599
Repayment of FHLB advances	—	(47,400)
Net cash used in financing activities	$(3,021)	$(49,409)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$3,039	$(43,762)
Beginning of period	14,758	65,353
End of period	$17,797	$21,591

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,

	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities:
Net loans transferred to real estate owned	$1,824	$523
Unrealized holding (losses) gains on available-for-sale securities	$(194)	$203
Cash paid during the period for interest	$859	$1,095

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2014 (“2014 Form 10-K”). The results of operations for the three months ended September 30, 2014 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2015. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported consolidated net income (loss) or equity.

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

Note 4 - Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which will allow an alternative fair value measurement approach for consolidated collateralized financing entities (CFEs) to eliminate a practice issue that results in measuring the fair value of a CFE’s financial assets at a different amount from the fair value of its financial liabilities even when the financial liabilities have recourse to only the financial assets. The approach would permit the parent company of a consolidated CFE to measure the CFE’s financial assets and financial liabilities based on the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The effective date will be for fiscal years, and interim periods within those years, beginning after December 15, 2015 for public organizations. an entity can elect either a retrospective or a modified retrospective transition method, and early adoption is permitted as of the

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

beginning of an annual period. The adoption of ASU 2014-13 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Receivable-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The objective of this amendment is to reduce variations in practice related to the classification of foreclosed loans that are either fully or partially guaranteed under government programs. Upon foreclosure of fully or partially guaranteed loans which are guaranteed under government programs the creditor will be required to reclassify the previously existing mortgage loan to a separate other receivable from the guarantor, measured at the amount of the guarantee that it expects to collect. The effective date will be for fiscal years, and interim periods within those years, beginning after December 15, 2014 for public organizations. The adoption of ASU 2014-14 is not expected to have a material impact on the Company's consolidated financial statements.

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

The Supervisory Directive contains provisions concerning (i) the management and directors of Anchor Bank; (ii) restrictions on paying dividends; (iii) reductions of classified assets; (iv) maintaining Tier 1 capital  in an amount equal to or exceeding 10% of Anchor Bank’s total assets;  (v) policies concerning the allowance for loan and lease losses (“ALLL”); and (vi) requirements to furnish a revised three-year business plan to improve Anchor Bank’s profitability and progress reports to the FDIC and DFI.

Anchor Bank believes that it is in compliance with the requirements set forth in the Supervisory Directive.

Note 6 - Earnings (Loss) Per Share ("EPS")

Basic earnings per share is computed by dividing income or loss, as applicable, available to common stockholders by the weighted average number of common shares outstanding for the period. As ESOP shares are committed to be released they become outstanding for EPS calculation purposes. ESOP shares not committed to be released are not considered outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. There were no other securities that could convert to common stock as of September 30, 2014 and 2013. The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share:

	For the Three Months Ended September 30,
	2014	2013
	(Dollars in thousands, except share data)
Net income (loss)	$113	$(12)
Weighted-average common shares outstanding	2,474,841	2,465,283
Basic earnings per share	$0.05	$0.00
Diluted earnings per share	$0.05	$0.00

There were no antidilutive stock options or other potential shares at or for the three months ended September 30, 2014 and 2013.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Investments

The amortized cost and estimated fair market values of investment securities as of September 30, 2014 and June 30, 2014, were as follows:

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$441	$1	$—	$442
Mortgage-backed securities:
FHLMC (1)	15,455	137	(213)	15,379
FNMA (2)	19,490	68	(360)	19,198
GNMA (3)	1,118	—	(18)	1,100
	$36,504	$206	$(591)	$36,119
Securities held-to-maturity
Municipal bonds	$125	$—	$—	$125
Mortgage-backed securities:
FHLMC	3,806	112	(73)	3,845
FNMA	2,162	144	(35)	2,271
GNMA	2,298	—	(64)	2,234
	$8,391	$256	$(172)	$8,475
(1) Federal Home Loan Mortgage Corporation ("Freddie Mac")
(2) Federal National Mortgage Association ("Fannie Mae")
(3) Government National Mortgage Association ("Ginnie Mae")

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$443	$3	$—	$446
Mortgage-backed securities:
FHLMC	16,901	242	(187)	16,956
FNMA	20,567	90	(326)	20,331
GNMA	1,196	—	(12)	1,184
	$39,107	$335	$(525)	$38,917
Securities held-to-maturity
Municipal bonds	$127	$—	$—	$127
Mortgage-backed securities:
FHLMC	3,958	122	(63)	4,017
FNMA	2,268	155	(29)	2,394
GNMA	2,412	—	(42)	2,370
	$8,765	$277	$(134)	$8,908

There were 40 and 38 securities in an unrealized loss position at September 30, 2014 and June 30, 2014, respectively. The unrealized losses on investments in mortgage-backed securities relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities prior to their maturity. We do expect to recover the

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of September 30, 2014 and June 30, 2014, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$424	$(8)	$8,578	$(205)	$9,002	$(213)
FNMA	1,315	(4)	14,886	(356)	16,201	(360)
GNMA	—	—	1,100	(18)	1,100	(18)
	$1,739	$(12)	$24,564	$(579)	$26,303	$(591)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$2,540	$(73)	$2,540	$(73)
FNMA	—	—	828	(35)	828	(35)
GNMA	—	—	2,234	(64)	2,234	(64)
	$—	$—	$5,602	$(172)	$5,602	$(172)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$—	$—	$9,072	$(187)	$9,072	$(187)
FNMA	—	—	15,799	(326)	15,799	(326)
GNMA	—	—	1,184	(12)	1,184	(12)
	$—	$—	$26,055	$(525)	$26,055	$(525)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$2,642	$(63)	$2,642	$(63)
FNMA	—	—	862	(29)	862	(29)
GNMA	—	—	2,370	(42)	2,370	(42)
	$—	$—	$5,874	$(134)	$5,874	$(134)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual maturities of securities at September 30, 2014 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

September 30, 2014	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds:
Due within one year	$—	$—
Due after one to five years	250	251
Due after five to ten years	—	—
Due after ten years	191	191
Mortgage-backed securities:
FHLMC	15,455	15,379
FNMA	19,490	19,198
GNMA	1,118	1,100
	$36,504	$36,119

Securities held-to-maturity
Municipal bonds:
Due after ten years	$125	$125
Mortgage-backed securities:
FHLMC	3,806	3,845
FNMA	2,162	2,271
GNMA	2,298	2,234
	$8,391	$8,475

Sales of securities available-for-sale for the dates indicated are summarized as follows:

	Three Months Ended September 30,
	2014	2013
	(In thousands)
Proceeds from sales	$702	$—
Gross realized gains	47	—

Pledged securities for the dates indicated are summarized as follows:

	September 30, 2014		June 30, 2014
Pledged to secure:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Public deposits	$14,594	$14,533	$10,081	$10,154
FHLB borrowings	2,095	2,160	2,223	2,301
Federal Reserve borrowings	1,022	1,001	1,127	1,120

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Loans Receivable, net

Loans receivable consisted of the following at the dates indicated:

	September 30, 2014	June 30, 2014
	(In thousands)
Real estate:
One-to-four family	$60,703	$63,009
Multi-family	48,864	47,507
Commercial	105,031	107,828
Construction	20,184	19,690
Land	4,298	4,126
Total real estate	239,080	242,160
Consumer:
Home equity	19,573	20,894
Credit cards	3,522	3,548
Automobile	984	1,073
Other consumer	2,533	2,838
Total consumer	26,612	28,353

Commercial business	16,511	16,737
Total loans	282,203	287,250
Less:
Deferred loan fees	1,107	1,100
Allowance for loan losses	3,994	4,624
Loans receivable, net	$277,102	$281,526

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
The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2014:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 09/30/14
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,550	$229	$682	$190	$74	$587	$1,231	$81	$4,624
Provision (benefit) for loan losses	(186)	13	37	98	1	28	8	1	—
Charge-offs	(94)	(159)	(340)	—	—	(84)	(86)	—	(763)
Recoveries	11	—	—	12	—	37	73	—	133
Ending balance	$1,281	$83	$379	$300	$75	$568	$1,226	$82	$3,994

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2013:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 09/30/13
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,393	$156	$671	$356	$531	$817	$1,172	$51	$5,147
Provision (benefit) for loan losses	208	50	(206)	(158)	(88)	251	(57)	—	—
Charge-offs	(199)	—	—	—	—	(298)	(21)	—	(518)
Recoveries	52	—	209	8	—	30	13	—	312
Ending balance	$1,454	$206	$674	$206	$443	$800	$1,107	$51	$4,941
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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2014:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$2,696	$3,047	$—
Multi-family	—	—	—
Commercial real estate	—	—	—
Land	322	335	—
Home equity	66	68	—
Commercial business	64	126	—
With an allowance recorded
One-to-four family	$7,907	$7,922	$662
Multi-family	—	—	—
Commercial real estate	—	—	—
Land	417	417	11
Home equity	295	297	61
Commercial business	157	157	3
Total
One-to-four family	$10,603	$10,969	$662
Multi-family	—	—	—
Commercial real estate	—	—	—
Land	739	752	11
Home equity	361	365	61
Commercial business	221	283	3
Total	$11,924	$12,369	$737

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2014:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$2,213	$2,653	$—
Multi-family	—	—	—
Commercial real estate	219	219	—
Land	307	321	—
Home equity	145	147	—
Commercial business	64	126	—
With an allowance recorded
One-to-four family	$8,475	$8,486	$780
Multi-family	158	158	158
Commercial real estate	1,850	1,850	340
Land	508	508	28
Home equity	223	223	43
Commercial business	393	393	90
Total
One-to-four family	$10,688	$11,139	$780
Multi-family	158	158	158
Commercial real estate	2,069	2,069	340
Land	815	829	28
Home equity	368	370	43
Commercial business	457	519	90
Total	$14,555	$15,084	$1,439

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three months ended September 30, 2014:

	Three Months Ended September 30, 2014

	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded
One-to-four family	$2,630	$6
Multi-family	—	—
Commercial real estate	110	—
Land	321	1
Home equity	107	—
Commercial business	95	1
With an allowance recorded
One-to-four family	$8,199	$28
Multi-family	79	—
Commercial real estate	925	—
Land	463	2
Home equity	260	1
Commercial business	275	1
Total
One-to-four family	$10,829	$34
Multi-family	79	—
Commercial real estate	1,035	—
Land	784	3
Home equity	367	1
Commercial business	370	2
Total	$13,464	$40

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2014:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$1,281	$83	$379	$300	$75	$568	$1,226	$82	$3,994
Ending balance: individually evaluated for impairment	662	—	—	—	11	61	3	—	737
Ending balance: collectively evaluated for impairment	$619	$83	$379	$300	$64	$507	$1,223	$82	$3,257

Loans receivable:
Ending balance	$60,703	$48,864	$105,031	$20,184	$4,298	$26,612	$16,511	$—	$282,203
Ending balance: individually evaluated for impairment	10,603	—	—	—	739	361	221	—	11,924
Ending balance: collectively evaluated for impairment	$50,100	$48,864	$105,031	$20,184	$3,559	$26,251	$16,290	$—	$270,279

(1)	Consumer loans include home equity, credit cards, auto and other consumer loans.

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

The following table presents the recorded investment in nonaccrual and loans past due 90 days still accruing interest by type of loans as of the dates indicated:

	September 30, 2014	June 30, 2014
	(In thousands)
One-to-four family	$2,303	$2,101
Multi-family	—	158
Commercial	—	2,070
Land	107	150
Home equity	76	—
Credit cards	18	—
Commercial business	—	235
Total	$2,504	$4,714

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class, as of September 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$1,488	$298	$2,303	$4,089	$56,614	$60,703
Multi-family	373	—	—	373	48,491	48,864
Commercial real estate	—	—	—	—	105,031	105,031
Construction	—	—	—	—	20,184	20,184
Land	202	70	107	379	3,919	4,298
Home equity	248	29	76	353	19,220	19,573
Credit cards	17	7	18	42	3,480	3,522
Automobile	28	1	—	29	955	984
Other consumer	60	32	—	92	2,441	2,533
Commercial business	146	—	—	146	16,365	16,511
Total	$2,562	$437	$2,504	$5,503	$276,700	$282,203

(1) Includes loans on nonaccrual status and loans that may be less than 90 days past due. At September 30, 2014, there were $18 in loans 90 days past due and still accruing interest.

The following table presents past due loans, net of partial loan charge-offs, by class as of June 30, 2014:

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
(1) Includes loans on nonaccrual status and loans that may be less than 90 days past due. At June 30, 2014, there were no loans 90 days past due and still accruing interest.

Credit Quality Indicators. We utilize a ten-point risk rating system and assign a risk rating for all credit exposures. The risk rating system is designed to define the basic characteristics and identify risk elements of each credit extension.

Credits risk rated 1 through 7 are considered to be “pass” credits. Pass credits can be assets where there is virtually no credit risk, such as cash secured loans with funds on deposit with the Bank. Pass credits also include credits that are on our watch and special mention lists, where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower's financial capacity and threaten their ability to fulfill debt obligations in the future. A seasoned loan with a Debt Service Coverage Ratio ("DSCR") of greater than 1.00 is the minimum acceptable level for a " Pass Credit". Particular attention is paid to the coverage trend analysis as any loan with a declining DSCR trend may warrant a higher risk grade even if the current coverage is at or above the 1.00 threshold.

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

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table represents the internally assigned grade as of September 30, 2014, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$47,218	$48,491	$100,360	$20,184	$3,268	$17,776	$3,480	$887	$2,385	$13,175	$257,224
Watch	4,894	373	1,002	—	202	1,268	24	96	116	893	8,868
Special Mention	5,362	—	3,669	—	304	403	—	1	32	1,837	11,608
Substandard	3,229	—	—	—	524	126	18	—	—	606	4,503
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$60,703	$48,864	$105,031	$20,184	$4,298	$19,573	$3,522	$984	$2,533	$16,511	$282,203

The following table represents the credit risk profile based on payment activity as of September 30, 2014, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Performing	$58,400	$48,864	$105,031	$20,184	$4,191	$19,497	$3,504	$984	$2,533	$16,511	$279,699
Nonperforming (1)	2,303	—	—	—	107	76	18	—	—	—	2,504
Total	$60,703	$48,864	$105,031	$20,184	$4,298	$19,573	$3,522	$984	$2,533	$16,511	$282,203
(1) Loans that are more than 90 days past due and still accruing interest and nonaccrual loans are considered nonperforming. At September 30, 2014, there were $18 in loans 90 days past due and still accruing interest.

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

(1)
Loans that are more than 90 days past due and still accruing interest and nonaccrual loans are considered nonperforming. At June 30, 2014, there were no loans 90 days past due and still accruing interest.

Troubled Debt Restructures. At September 30, 2014 and June 30, 2014, troubled debt restructured loans (“TDRs”), included in impaired loans above, totaled $11.0 million with $1.5 million in nonaccrual and $11.3 million with $1.4 million in nonaccrual, respectively. Restructured loans are an option that the Bank uses to minimize risk of loss and are a concession granted to a borrower experiencing financial difficulties that it would not otherwise consider. The modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank's best interest. At September 30, 2014, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.
The following table represents TDRs by accrual versus nonaccrual status and by loan class as of September 30, 2014:

	September 30, 2014
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$8,300	$1,431	$9,731
Land	651	—	651
Home equity	286	76	362
Commercial business	221	—	221
Total	$9,458	$1,507	$10,965

The following table represents TDRs by accrual versus nonaccrual status and by loan class as of June 30, 2014:

	June 30, 2014
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$8,590	$1,355	$9,945
Land	727	—	727
Home equity	367	—	367
Commercial business	222	—	222
Total	$9,906	$1,355	$11,261

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables represent TDRs and their recorded investment prior to the modification and after the modification for TDR transactions that originated during the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
	(Dollars in thousands)
One-to-four family	1	$197	$196
Total	1	$197	$196

	Three Months Ended September 30, 2013
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
	(Dollars in thousands)
One-to-four family	3	$481	$501
Total	3	$481	$501

The following tables represent TDRs modified within the previous 12 months for which there was a payment default and the total of payment defaults within 12 months of their restructure for the dates indicated:

		Three Months Ended September 30, 2014
	Number of Contracts

	(Dollars in thousands)
One-to-four family	6	$1,605
Home equity	2	161
Commercial business	1	64
Total	9	$1,830

		Three Months Ended September 30, 2013
	Number of Contracts

	(Dollars in thousands)
One-to-four family	2	$372
Total	2	$372

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 - Real Estate Owned, net

The following table is a summary of real estate owned for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,

	2014	2013
	(In thousands)
Balance at the beginning of the period	$5,067	$6,212
Net loans transferred to real estate owned	1,824	523
Capitalized improvements	6	363
Sales	(768)	(972)
Impairments	(37)	(360)
Balance at the end of the period	$6,092	$5,766

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

Compensation expense related to the ESOP for the three months ended September 30, 2014 and 2013 was $62,039 and $28,747, respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	September 30, 2014	June 30, 2014
	(Dollars in thousands)
Allocated shares	27,701	25,981
Unallocated shares	74,299	76,019
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,530	$1,451

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

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended September 30, 2014. The following table shows the Company's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$442	$—	$442
Mortgage-backed securities:
FHLMC	—	15,379	—	15,379
FNMA	—	19,198	—	19,198
GNMA	—	1,100	—	1,100

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$446	$—	$446
Mortgage-backed securities:
FHLMC	—	16,956	—	16,956
FNMA	—	20,331	—	20,331
GNMA	—	1,184	—	1,184

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the Company's assets measured at fair value that management has evaluated for specific reserve on a nonrecurring basis at September 30, 2014:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$1,102	$1,102
Multi-family	—	—	—	—
Commercial	—	—	—	—
Land	—	—	739	739
Home equity	—	—	362	362
Commercial business	—	—	221	221
Total impaired loans	—	—	2,424	2,424

Real estate owned:
One-to-four family	$—	$—	$108	$108
Land	—	—	38	38
Total real estate owned	—	—	146	146

Total	$—	$—	$2,570	$2,570
The following table presents the Company's assets measured at fair value that management has evaluated for specific reserve on a nonrecurring basis at June 30, 2014:

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
The following table presents quantitative information about Level 3 fair value measurements:

	September 30, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Average Discount
	(Dollars in thousands)
Impaired loans (1)	$11,924	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (6%)
Real estate owned (1)	$6,092	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (1%)
(1) Includes all impaired loans and all real estate owned.

	June 30, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Average Discount
	(Dollars in thousands)
Impaired loans (1)	$14,555	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (4%)
Real estate owned (1)	$5,067	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (18%)
(1) Includes all impaired loans and real estate owned.
The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of September 30, 2014 and June 30, 2014:

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$17,797	$17,797	$17,797	$—	$—
Securities available-for-sale	36,119	36,119	—	36,119	—
Securities held-to-maturity	8,391	8,475	—	8,475	—
FHLB stock	5,985	5,985		5,985	—
Loans receivable, net	277,102	274,414	—		274,414
Bank owned life insurance investment, net of surrender charges	19,566	19,566	—	19,566	—
Accrued interest receivable	1,165	1,165	—	1,165	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$173,917	$173,917	$173,917	$—	$—
Certificates of deposit	133,429	133,182	—	133,182	—
FHLB advances	17,500	17,563	—	17,563	—

	June 30, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$14,758	$14,758	$14,758	$—	$—
Securities available-for-sale	38,917	38,917	—	38,917	—
Securities held-to-maturity	8,765	8,908	—	8,908	—
FHLB stock	6,046	6,046	—	6,046	—
Loans receivable, net	281,526	278,800	—	—	278,800
Bank owned life insurance investment, net of surrender charges	19,428	19,428	—	19,428	—
Accrued interest receivable	1,236	1,236	—	1,236	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	173,223	173,223	173,223	—	—
Certificates of deposit	137,811	137,627	—	137,627	—
FHLB advances	17,500	17,661	—	17,661	—
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
Accrued interest receivable - The carrying value has been determined to be a reasonable estimate of their fair value.
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

•
results of examinations of us by the Federal Deposit Insurance Corporation ("FDIC"), the Washington Department of Financial Institutions, Division of Banks ("DFI") or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

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

Some of these and other factors are discussed in our 2014 Form10-K under Item 1A. “Risk Factors.” Such developments could have an adverse impact on our financial position and results of operations.

Any of the forward-looking statements that we make in this quarterly report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. Because of these and other uncertainties, our actual results for fiscal year 2014 and beyond may differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity, operating results and stock price performance.

Background and Overview

Anchor Bancorp is a bank holding company which primarily engages in the business activity of its subsidiary, Anchor Bank. Anchor Bank is a community-based savings bank primarily serving Western Washington through our 11 full-service banking offices (including two Wal-Mart store locations) within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences. We also originate consumer loans, with an emphasis on home equity loans and lines of credit. Since 1990, we have been aggressively offering commercial real estate loans and multi-family loans primarily in Western Washington. Lending activities also include the origination of residential construction loans, and prior to fiscal 2010, a significant amount of originations through brokers, in particular within the Portland, Oregon metropolitan area. As of September 30, 2014, none of these broker originated construction loans remained outstanding.

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

Anchor Bank entered into the Order with the FDIC and the Washington DFI on August 12, 2009. Anchor Bank became subject to the Order primarily because of its increased level of nonperforming assets, reduced capital position and pre-tax operating losses in 2010 and 2009. On September 5, 2012, Anchor Bank's regulators, the FDIC and the DFI, terminated the Order and the Bank became subject to a Supervisory Directive. The Order was terminated as a result of the steps Anchor Bank took in complying with the Order and reducing its level of classified assets, augmenting management and improving the overall condition of the Bank. In place of the Order, Anchor Bank entered into a Supervisory Directive with the DFI and the FDIC. The Bank believes that it is in compliance with the requirements set forth in the Supervisory Directive.

Additional information regarding the Supervisory Directive is included in Note 5 to the Selected Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q and Item 1A. “Risk Factors - Compliance with Regulatory Restrictions” in the 2014 Form10-K.
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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, including current period earnings, a valuation allowance of $8.5 million at September 30, 2014 was considered appropriate. Management is evaluating the timing of a release of our deferred tax assets based on our return to profitability and our projections for future taxable income. The tax provision for the period is equal to the net change in the net deferred tax asset from the beginning to the end of the period, less amounts applicable to the change in value related to securities available-for-sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from REO, deferred loan fees and costs, and loan loss reserves. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

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

Comparison of Financial Condition at September 30, 2014 and June 30, 2014

General. Total assets decreased by $3.5 million, or 0.9%, to $385.6 million at September 30, 2014 from $389.1 million at June 30, 2014. The decrease in assets during this period was primarily a result loans receivable, net decreasing by $4.4 million or 1.6% to $277.1 million at September 30, 2014 from $281.5 million at June 30, 2014. Total liabilities decreased $3.5 million or 1.1% to $331.9 million at September 30, 2014 compared to $335.5 million at June 30, 2014 primarily due to the decline in deposits. Total deposits decreased $3.7 million, or 1.2%, to $307.3 million at September 30, 2014 from $311.0 million at June 30, 2014 primarily as a result of decreases in certificates of deposit.

Assets. The following table details the increases and decreases in the composition of the Company's assets from June 30, 2014 to September 30, 2014:

	Balance at September 30, 2014	Balance at June 30, 2014	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$17,797	$14,758	$3,039	20.6%
Mortgage-backed securities, available-for-sale	35,677	38,471	(2,794)	(7.3)
Mortgage-backed securities, held-to-maturity	8,266	8,638	(372)	(4.3)
Loans receivable, net of allowance for loan losses	277,102	281,526	(4,424)	(1.6)
Real estate owned, net	6,092	5,067	1,025	20.2

Mortgage-backed securities available-for-sale decreased $2.8 million, or 7.3%, to $35.7 million at September 30, 2014 from $38.5 million at June 30, 2014. Mortgage-backed securities held-to-maturity decreased $372,000 or 4.3%, to $8.3 million at September 30, 2014 from $8.6 million at June 30, 2014. The decreases in these portfolios were primarily the result of contractual principal repayments and the sale of three available-for-sale securities totaling $702,000.

Loans receivable, net, decreased $4.4 million or 1.6% to $277.1 million at September 30, 2014 from $281.5 million at June 30, 2014 as a result of principal reductions exceeding new loan production. Multi-family loans increased $1.4 million or 2.9% to $48.9 million at September 30, 2014 from $47.5 million at June 30, 2014. Construction and land loans increased $666,000 or 2.8% to $24.5 million at September 30, 2014 from $23.8 million at June 30, 2014. Commercial real estate loans decreased $2.8 million or 2.6% to $105.0 million at September 30, 2014 from $107.8 million at June 30, 2014 and one-to-four family loans decreased $2.3 million or 3.7% to $60.7 million from $63.0 million at June 30, 2014. Commercial business loans decreased $226,000 or 1.4% to $16.5 million at September 30, 2014 from $16.7 million at June 30, 2014. Consumer loans decreased $1.7 million or 6.1% to $26.6 million at September 30, 2014 from $28.3 million at June 30, 2014 as consumers continue to reduce their debt. The demand for loans in our market area has been modest during the current economic recovery.

As of September 30, 2014, the Company had 18 REO properties with an aggregate book value of $6.1 million compared to 20 properties with an aggregate book value of $5.1 million at June 30, 2014, and 17 properties with an aggregate book value of $5.8 million at September 30, 2013.  The decrease in number of properties during the quarter ended September 30, 2014 was primarily attributable to ongoing sales of residential properties. During the quarter ended September 30, 2014, the Company sold six residential real estate properties for $636,000, two commercial real estate properties for $178,000, and one parcel for $37,000 resulting in an aggregate loss on sale of $6,000. During the quarter, we had a commercial real estate property in Pierce County transfer to REO with a book value of $1.5 million. At September 30, 2014, the largest of the REO properties was a commercial real estate property of $3.4 million located in Pierce County, Washington.

The following is a summary as of September 30, 2014 of our REO properties listed by property type and county location:

	County					Number of properties	Percent of Total REO
	Grays Harbor	Thurston	Pierce	All Other	Total
	(Dollars in thousands)
REO:
One-to-four family	$391	$166	$—	$237	$794	6	13.0%
Commercial	124	—	4,924	—	5,048	3	82.9
Land	49	88	11	102	250	9	4.1
Total	$564	$254	$4,935	$339	$6,092	18	100.0%

Liabilities. Total liabilities decreased $3.5 million between June 30, 2014 and September 30, 2014, primarily as the result of a $3.7 million or 1.2% decline in deposits and, in particular, a $4.4 million, or 3.2% decline in certificates of deposit which is related to a shift in customers preference for more liquid deposits. The decrease in certificates of deposit was partially offset by an increase of $986,000, or 2.4%, in our savings portfolio.

Deposits decreased $3.7 million, or 1.2%, to $307.3 million at September 30, 2014 from $311.0 million at June 30, 2014. Our core deposits, which consist of all deposits other than certificates of deposit, increased by $694,000 or 0.4% to $173.9 million from $173.2 million at June 30, 2014. Certificates of deposit decreased $4.4 million or 3.2% to $133.4 million at September 30, 2014 from $137.8 million at June 30, 2014, which is related to a shift in customer's preference for more liquid deposits.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at September 30, 2014	Balance at June 30, 2014	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$42,383	$41,149	$1,234	3.0%
Interest-bearing demand deposits	21,375	22,771	(1,396)	(6.1)
Money market accounts	69,479	69,610	(131)	(0.2)
Savings deposits	40,680	39,693	987	2.5
Certificates of deposit	133,429	137,811	(4,382)	(3.2)
Total deposit accounts	$307,346	$311,034	$(3,688)	(1.2)%

Stockholders' Equity. Total stockholders' equity remained virtually unchanged from June 30, 2014 at $53.7 million. The slight decrease of $19,000 or 0.04% was due primarily to an increase in accumulated other comprehensive loss of $195,000 or 25.7% which represents unrealized losses on our available-for-sale securities, partially offset by our net income of $113,000 during the three months ended September 30, 2014.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

General. Net income for the three months ended September 30, 2014 was $113,000 or $0.05 per diluted share compared to net loss of $12,000 or $0.00 per diluted share for the three months ended September 30, 2013.

Net Interest Income. Net interest income before the provision for loan losses decreased $166,000, or 4.6%, to $3.4 million for the quarter ended September 30, 2014 from $3.6 million for the quarter ended September 30, 2013 as a result of declines in our loan and securities portfolios.

The Company's net interest margin increased 33 basis points to 3.94% for the quarter ended September 30, 2014 from 3.61% for the comparable period in 2013 as the average yield on interest-earning assets increased 28 basis points to 4.93% for the quarter ended September 30, 2014 compared to 4.65% for the same period in 2013. The improvement in our net interest margin compared to the same quarter last year reflects a significant reduction in nonperforming assets and reductions in the cost of deposits and the reduction of FHLB advances. The average cost of interest-bearing liabilities decreased three basis points to 1.21% for the quarter ended September 30, 2014 compared to 1.24% for the same period in the prior year as the cost of our liabilities continued to decline, due to the reduction in balance of certificates of deposit and, to a lesser extent, the renewal of certificates of deposit at currently low interest rates.

The following table sets forth the changes to our net interest income for the three months ended September 30, 2014 compared to the same period in 2013. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(231)	$(37)	$(268)
Mortgage-backed securities	4	(43)	(39)
Investment securities, FHLB stock and cash and cash equivalents	(4)	(39)	(43)
Total net change in income on interest-earning assets	$(231)	$(119)	$(350)
Interest-bearing liabilities:
Savings deposits	$—	$1	$1
Interest-bearing demand deposits	—	—	—
Money market accounts	(1)	(4)	(5)
Certificates of deposit	(11)	(59)	(70)
FHLB advances	68	(178)	(110)
Total net change in expense on interest-bearing liabilities	56	(240)	(184)
Net change in net interest income	$(287)	$121	$(166)

Interest Income. Total interest income for the three months ended September 30, 2014 decreased $350,000 or 7.5%, to $4.3 million from $4.6 million for the three months ended September 30, 2013. The decrease during the period was primarily attributable to the declines in the average balance and, to a lesser extent, the yield of loans receivable, net. Average loans receivable, net, declined $2.4 million during the quarter ended September 30, 2014 compared to the same quarter last year. The average yield on loans receivable, net, decreased 32 basis points to 5.71% for the three months ended September 30, 2014 compared to 6.03% for the same period in the prior year. The average yield on mortgage-backed securities increased three basis points to 1.91% for the three months ended September 30, 2014 compared to 1.88% for the same period in the prior year. Average interest-earning assets decreased $50.7 million or 12.7% to $348.1 million for the three months ended September 30, 2014 compared to $398.8 million for the same period in 2013.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013		Increase/(Decrease) in Interest and Dividend Income from 2013
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$284,031	5.71%	$286,452	6.03%	$(268)
Mortgage-backed securities	45,972	1.91	55,100	1.88	(39)
Investment securities	570	4.91	1,588	5.04	(13)
FHLB stock	6,030	0.07	6,268	0.13	(1)
Cash and cash equivalents	11,512	0.21	49,359	0.28	(29)
Total interest-earning assets	$348,115	4.93%	$398,767	4.65%	$(350)

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual, calculated net of deferred loan fees and loans in process.

Interest Expense. Interest expense decreased $184,000 or 17.6%, to $859,000 for the three months ended September 30, 2014 from $1.0 million for the three months ended September 30, 2013. The decrease during the period was primarily attributable to the reduction of the average balances of FHLB advances and certificates of deposit. Average FHLB advances declined $33.8 million during the quarter ended September 30, 2014 compared to the same quarter last year while the average rate paid on theses advances increased 1.55%. All of our current FHLB advances mature this fiscal year. The average balance of certificates of deposit declined $11.9 million or 8.1% to $136.0 million for the current quarter while the average cost of these deposits decreased four basis points to 1.93% for the three months ended September 30, 2014 compared to 1.97% for the same period of the prior year. Average interest-bearing liabilities decreased $53.2 million or 15.8% to $284.0 million for the three months ended September 30, 2014 compared to $337.2 million for the same period in 2013.

The following table details average balances, cost of funds and the change in interest expense for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013		Increase/(Decrease) in Interest Expense from 2013
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$40,127	0.15%	$37,430	0.15%	$1
Interest-bearing demand deposits	19,467	0.04	17,844	0.04	—
Money market deposits	71,002	0.14	82,751	0.15	(5)
Certificates of deposit	135,913	1.93	147,899	1.97	(70)
FHLB advances	17,500	3.66	51,281	2.11	(110)
Total interest-bearing liabilities	$284,009	1.21%	$337,205	1.24%	$(184)

Provision for Loan Losses. In connection with its analysis of the loan portfolio, management determined that no provision for loan losses was required for both the three months ended September 30, 2014 and 2013. No provision was required during these periods due to the stabilization of the general economy and real estate market, the decline in the level of nonperforming and classified loans, and the decrease in the average balance of the loan portfolio during these periods. Net loan charge-offs were $630,000 during the three months ended September 30, 2014 as compared to $206,000 for the same fiscal quarter last year. Charge-offs increased during the quarter ended September 30, 2014 primarily due to a $340,000 impairment of one commercial real estate loan that had uncertainty as to its value as a result of the ongoing bankruptcy process. The increase in the charge-off total for the period did not result in an increase in the provision as the affected asset was the subject of a special reserve previously included in the total allowance of the Bank. Nonperforming loans, those loans which are 90 days past due or on nonaccrual status, were $2.5 million, at September 30, 2014 compared to $4.7 million at June 30, 2014. There were $18,000 in loans 90 days or more past due and still accruing interest at September 30, 2014 as compared to no loans 90 days or more past due and still accruing interest at June 30, 2014. The ratio of nonperforming loans to total loans was 0.9% at September 30, 2014 compared to 1.6% at June 30, 2014. Total classified loans decreased $2.1 million or 31.8% to $4.5 million at September 30, 2014 from $6.6 million at June 30, 2014.

Management considers the allowance for loan losses at September 30, 2014 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by our regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses at and for the three months ended September 30, 2014 and 2013:

	At or For the Three Months Ended September 30,

	2014	2013
	(Dollars in thousands)
Provision for loan losses	$—	$—
Net charge-offs	630	206
Allowance for loan losses	3,994	4,941
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.4%	1.7%
Nonaccrual	$2,504	$6,177
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	159.5%	80.0%
Nonaccrual loans as a percentage of loans receivable at the end of the period	0.9%	2.2%
Total loans	$282,203	$286,683

We continue to restructure our delinquent loans, when appropriate, so our borrowers can continue to make payments while minimizing the Company's potential loss. As of September 30, 2014 and September 30, 2013 there were 44 and 49 loans, respectively, with aggregate net principal balances of $11.0 million, and $17.0 million respectively, that we have identified as TDRs. At September 30, 2014 and September 30, 2013 there were $1.5 million and $3.7 million, respectively, of TDRs included in nonaccrual loans.

Noninterest Income. Noninterest income of $983,000 for the three months ended September 30, 2014 was virtually unchanged compared to $967,000 for the same quarter in 2013. The following table provides a detailed analysis of the changes in the components of noninterest income for the three months ended September 30, 2014 compared to the same period in 2013:

	Three Months Ended September 30,		Increase (decrease)

	2014	2013	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$384	$377	$7	1.9%
Other deposit fees	189	200	(11)	(5.5)
Gain on sale of investments	47	—	47	—
Loan fees	144	149	(5)	(3.4)
Loss on sale of loans	(6)	(17)	11	(64.7)
Bank owned life insurance investment	138	143	(5)	(3.5)
Other income	87	115	(28)	(24.3)
Total noninterest income	$983	$967	$16	1.7%

The slight increase in noninterest income was attributable to the gain on sale of investments of $47,000 for the quarter ended September 30, 2014 compared to no gain on sale of investments for quarter ended September 30, 2013. The increase was partially offset by a decrease of $28,000 in other income for the quarter ended September 30, 2014 compared to $115,000 for the same quarter in 2013 primarily due to a decrease in office rental income.

Noninterest Expense. For the three months ended September 30, 2014, noninterest expense decreased $275,000 or 6.0%, to $4.3 million from $4.6 million for the three months ended September 30, 2013. The following table provides an analysis of the changes in the components of noninterest expense for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Increase (decrease)

	2014	2013	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$2,023	$2,006	$17	0.8%
General and administrative expenses	667	798	(131)	(16.4)
Real estate owned impairment	37	360	(323)	(89.7)
Real estate holding costs	154	77	77	100.0
FDIC Insurance premium	121	142	(21)	(14.8)
Information technology	428	428	—	—
Occupancy and equipment	483	464	19	4.1
Deposit services	224	136	88	64.7
Marketing	156	162	(6)	(3.7)
Gain on sale of property, premises and equipment	(1)	(5)	4	(80.0)
Loss on sale of real estate owned	6	5	1	20.0
Total noninterest expense	$4,298	$4,573	$(275)	(6.0)%

The decrease in noninterest expense was primarily due to REO impairment expense decreasing $323,000 or 89.7% to $37,000 from $360,000 during the quarter reflecting the stabilization in the real estate market. Also contributing to the decrease was a decline in general and administrative expenses which decreased $131,000 to $667,000 for the quarter ended September 30, 2014 compared to $798,000 for the same quarter in 2013 which was primarily a result of decreasing legal expenses attributable to nonperforming loans litigation. There was an increase of $88,000 for the expense for deposit services from $136,000 to $224,000 or 64.7% for the quarter ended September 30, 2014 which is directly related to the restructure of our deposit products.

Provision (benefit) for Income Tax. As a result of uncertainties surrounding our realization of additional deferred tax assets, we did not record a tax benefit or expense for the three months ended September 30, 2014 and 2013.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available information, including the current period earnings, a valuation allowance of $8.5 million at September 30, 2014 and $8.7 million at September 30, 2013 was considered appropriate. Management is evaluating the timing of a release of our deferred tax assets based on our return to profitability and our projections for future taxable income.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments. At September 30, 2014, the total approved loan origination commitments outstanding amounted to $185,000. At the same date, unused lines of credit were $35.8 million.

For purposes of determining our liquidity position, we use a concept of basic surplus, which is derived from the total of available-for-sale securities, as well as other liquid assets, less short-term liabilities. Our Board of Directors has established a target range for basic surplus of 5% to 7%. For the three months ended September 30, 2014, our average basic surplus was 5.3%, which indicates we met the liquidity standard set by our Board.

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

Certificates of deposit scheduled to mature in one year or less at September 30, 2014 totaled $47.8 million. We had no brokered deposits at September 30, 2014. Management's policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with us. In addition, we had the ability to borrow an additional $79.8 million from the FHLB of Seattle. We also have a line of credit with the Federal Reserve Bank for $1.0 million which is collateralized with securities and a line of credit for $5.0 million with Pacific Coast Bankers Bank.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of September 30, 2014:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$185	$185
Lines of credit
Fixed rate (3)	5,045	1,068
Adjustable rate	30,719	3,125
Undisbursed balance of lines of credit	$35,764	$4,193

(1)	Interest rates on fixed rate loans range from 4.25% to 15.25%.

(2)	At September 30, 2014 there were $82 in reserves for unfunded commitments.

(3)	Includes standby letters of credit.

Operating lease commitment - The Bank leases space for branches and operations located in Hoquiam, Shelton, and Puyallup, Washington. These leases run for periods ranging from three to five years. All leases require the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitments for the next four years are as follows:

Year Ended June 30,
Amount
(In thousands)
2015	$60
2016	$56
2017	$56
2018	$51
Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of September 30, 2014, the Bank exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 13.8%, 17.0%, and 18.3% respectively. As of June 30, 2014 these ratios were 13.6%, 16.8%, and 18.0%, respectively.

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 14.0%, 17.3%, and 18.6%, respectively, as of September 30, 2014. As of June 30, 2014, these ratios were 14.0%, 17.1% and 18.3%, respectively.

For additional information regarding the Supervisory Directive, see the discussion included in Note 5 to the Selected Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

The Bank's actual capital amounts and ratios at September 30, 2014 are presented in the following table:

Anchor Bank					Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
			Minimum Capital Requirement
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2014
Total capital (to risk-weighted assets)	$57,549	18.3%	$25,174	8.0%	$31,468	10.0%
Tier I capital (to risk-weighted assets)	$53,615	17.0%	$12,587	4.0%	$18,881	6.0%
Tier I leverage capital (to average assets)	$53,615	13.8%	$15,560	4.0%	$19,451	5.0%

The actual regulatory capital amounts and ratios calculated for Anchor Bancorp as of September 30, 2014, were as follows:

Anchor Bancorp	Actual
	Amount	Ratio
	(Dollars in thousands)
September 30, 2014
Total capital (to risk-weighted assets)	$58,512	18.6%
Tier I capital (to risk-weighted assets)	$54,578	17.3%
Tier I leverage capital (to average assets)	$54,578	14.0%

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

We generally have found that a number of our deposit accounts are less rate sensitive than others. Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at September 30, 2014 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets
Basis Point Change in Rates						Market Value of Assets (4)
	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)
	(Dollars in thousands)
300	$54,630	$(4,276)	(7.26)%	15.07%	(0.22)%	$362,398
200	56,955	(1,951)	(3.31)	15.37	0.08	370,648
100	58,523	(383)	(0.65)	15.47	0.18	378,421
Base	58,906	—	—	15.29	—	385,302
(100)	60,919	2,013	3.42	15.55	0.26	391,676
___________

(1)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(2)	Calculated as the net portfolio value divided by the market value of assets (“net portfolio value ratio”).
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

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at September 30, 2014, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
	(Dollars in thousands)
300	$13,993	$1,057	8.2%
200	13,803	867	6.7
100	13,490	554	4.3
Base	12,936	—	—
(100)	12,124	(812)	(6.3)

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014, we did not sell any securities that were not registered under the Securities Act of 1933. We did not execute any open market repurchases of our common stock from July 1, 2014 through September 30, 2014.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
10.1	Form of Anchor Bank Employee Severance Compensation Plan (1)
10.2	Anchor Mutual Savings Bank Phantom Stock Plan (1)
10.3	Form of 401(k) Retirement Plan (1)
10.4	Form of Employment Agreement between Anchor Bank and Jerald L. Shaw and Terri L. Degner (3)
10.5	Form of Change in Control Severance Agreement between Anchor Bank and Gregory H. Schultz (3)
14	Code of Ethics (4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-154734)

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2011.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K dated May 19, 2014.

(4)	The Company elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.anchornetbank.com.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP

Date: November 6, 2014	/s/Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2014	/s/Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.