Form 10-Q
period 2014-12-31
Anchor Bancorp
filed 2015-02-06
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014
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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of February 6, 2015, there were 2,550,000, shares of common stock, $.01 par value per share, outstanding.

ANCHOR BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiary, unless the context indicates otherwise.  When we refer to “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, the wholly owned subsidiary of Anchor Bancorp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands, except share data) (Unaudited)	December 31, 2014	June 30, 2014
ASSETS
Cash and cash equivalents	$11,362	$14,758
Securities available-for-sale, at fair value, amortized cost of $32,965 and $39,107	32,807	38,917
Securities held-to-maturity, at amortized cost, fair value of $8,276 and $8,908	8,122	8,765
Loans receivable, net of allowance for loan losses of $4,000 and $4,624	276,530	281,526
Bank owned life insurance investment, net of surrender charges	19,700	19,428
Accrued interest receivable	1,064	1,236
Real estate owned, net ("REO")	600	5,067
Federal Home Loan Bank ("FHLB") stock, at cost	5,923	6,046
Property, premises, and equipment, at cost, less accumulated depreciation of $14,870 and $14,777	11,308	11,313
Deferred tax asset, net	8,888	555
Prepaid expenses and other assets	1,150	1,517
Total assets	$377,454	$389,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$41,055	$41,149
Interest-bearing	257,717	269,885
Total deposits	298,772	311,034

FHLB advances	10,050	17,500
Advance payments by borrowers for taxes and insurance	1,028	891
Supplemental Executive Retirement Plan liability	1,709	1,715
Accounts payable and other liabilities	3,193	4,313
Total liabilities	314,752	335,453
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value per share, authorized 45,000,000 shares; 2,550,000 issued and 2,477,422 outstanding at December 31, 2014 and 2,550,000 shares issued and 2,473,981 outstanding at June 30, 2014, respectively	25	25
Additional paid-in capital	23,356	23,293
Retained earnings, substantially restricted	40,812	31,914
Unearned Employee Stock Ownership Plan ("ESOP") shares	(762)	(797)
Accumulated other comprehensive loss, net of tax	(729)	(760)
Total stockholders’ equity	62,702	53,675
Total liabilities and stockholders’ equity	$377,454	$389,128

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except share data) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2014	2013	2014	2013
Interest income:
Loans receivable, including fees	$4,052	$4,123	$8,105	$8,444
Securities	15	23	30	79
Mortgage-backed securities	206	228	426	488
Total interest income	4,273	4,374	8,561	9,011
Interest expense:
Deposits	689	750	1,388	1,523
FHLB advances	131	160	292	430
Total interest expense	820	910	1,680	1,953
Net interest income before provision for loan losses	3,453	3,464	6,881	7,058
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	3,453	3,464	6,881	7,058
Noninterest income
Deposit service fees	347	393	731	770
Other deposit fees	175	199	364	399
Gain on sale of investments	—	—	47	—
Loan fees	144	147	288	297
(Loss) gain on sale of loans	(5)	3	(11)	(14)
Bank owned life insurance ("BOLI") investment	133	135	272	278
Other income	231	160	317	275
Total noninterest income	1,025	1,037	2,008	2,005
Noninterest expense
Compensation and benefits	1,945	2,009	3,968	4,015
General and administrative expenses	701	831	1,369	1,628
Real estate owned impairment	93	463	130	823
Real estate owned holding costs	62	150	216	227
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	125	142	246	285
Information technology	439	440	868	868
Occupancy and equipment	463	454	945	919
Deposit services	158	166	383	302
Marketing	154	131	309	293
Gain on sale of property, premises and equipment	—	(2)	(2)	(8)
Gain on sale of real estate owned	(114)	(35)	(108)	(29)
Total noninterest expense	4,026	4,749	8,324	9,323
Income (loss) before provision for income taxes	452	(248)	565	(260)
Provision (benefit) for income taxes	(8,333)	—	(8,333)	—
Net income (loss)	$8,785	$(248)	$8,898	$(260)
Basic earnings (loss) per share	$3.55	$(0.10)	$3.59	$(0.11)
Diluted earnings (loss) per share	$3.55	$(0.10)	$3.59	$(0.11)

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Dollars in thousands)(Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2014	2013	2014	2013
NET INCOME (LOSS)	$8,785	$(248)	$8,898	$(260)
OTHER COMPREHENSIVE INCOME (LOSS), net of income tax
Unrealized holding gains (losses) on available-for-sale securities during the period	226	(210)	32	(7)
Adjustment for realized gains included in net income	—	—	47	—
Other comprehensive income (loss), net of income tax	226	(210)	79	(7)
COMPREHENSIVE INCOME (LOSS)	$9,011	$(458)	$8,977	$(267)

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Six Months Ended December 31,

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,898	$(260)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	329	307
Net amortization of premiums on securities	314	392
ESOP expense	98	58
Real estate owned impairment	130	823
Deferred federal income taxes	(8,333)	—
Income from bank owned life insurance investment	(272)	(278)
Loss on sale of loans	11	14
Gain on sale of investments	(47)	—
Originations of loans held for sale	(11)	(1,003)
Proceeds from sale of loans held for sale	—	1,364
Gain on sale of property, premises, and equipment	(2)	(8)
Gain on sale of real estate owned	(108)	(29)
Change in operating assets and liabilities:
Accrued interest receivable	172	60
Prepaid expenses, other assets, and income tax receivable	367	4,304
Supplemental Executive Retirement Plan	(6)	(31)
Accounts payable and other liabilities	(1,120)	(480)
Net cash provided by operating activities	420	5,233
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of available-for-sale securities	2,335	995
Principal repayments on available-for-sale securities	3,547	5,067
Principal repayments on held-to-maturity securities	616	899
Loan originations, net of undisbursed loan proceeds and principal repayments	3,314	(121)
Proceeds from sale of real estate owned	6,297	4,663
Capital improvements on real estate owned	(28)	(479)
Proceeds from sale of property, premises, and equipment, net	1	8
Purchase of fixed assets	(323)	(286)
Net cash provided by investing activities	15,759	10,746
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(12,262)	(12,786)
Net change in advance payments by borrowers for taxes and insurance	137	107
Proceeds from FHLB advances	15,100	—
Repayment of FHLB advances	(22,550)	(47,400)
Net cash used in financing activities	$(19,575)	$(60,079)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(3,396)	$(44,100)
Beginning of period	14,758	65,353
End of period	$11,362	$21,253

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands, except share data) (Unaudited)	Six Months Ended December 31,

	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities:
Net loans transferred to real estate owned	$1,824	$3,778
Unrealized holding gains (losses) on available-for-sale securities	$32	$(7)
Cash paid during the period for interest	$1,709	$2,004

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2014 (“2014 Form 10-K”). The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2015. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported consolidated net income (loss) or equity.

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

Note 5 - Supervisory Directive

Anchor Bank entered into an Order to Cease and Desist (“Order”) with the FDIC and the Washington State Department of Financial Institutions, Division of Banks (“DFI”) on August 12, 2009. On September 5, 2012, the FDIC and the DFI terminated the Order and it was replaced with a Supervisory Directive with the DFI. On November 24, 2014, the Supervisory Directive was terminated; effective on November 20, 2014. The Federal Reserve Bank of San Francisco terminated the Supervisory Directive it had with the Company on January 13, 2015.

Note 6 - Earnings (Loss) Per Share ("EPS")

Basic earnings per share is computed by dividing income or loss, as applicable, available to common shareholders by the weighted average number of common shares outstanding for the period. As ESOP shares are committed to be released they become outstanding for EPS calculation purposes. ESOP shares not committed to be released are not considered outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. There were no other securities that could convert to common stock during the following periods. The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
	(Dollars in thousands, except share data)
Net income (loss)	$8,785	$(248)	$8,898	$(260)
Weighted-average common shares outstanding	2,476,562	2,466,983	2,475,702	2,466,133
Basic earnings (loss) per share	$3.55	$(0.10)	$3.59	$(0.11)
Diluted earnings (loss) per share	$3.55	$(0.10)	$3.59	$(0.11)

There were no antidilutive stock options or other potential common shares at or for the three and six months ended December 31, 2014 and 2013.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Investments

The amortized cost and estimated fair market values of investment securities as of December 31, 2014 and June 30, 2014, were as follows:

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$438	$1	$—	$439
Mortgage-backed securities:
FHLMC (1)	12,948	172	(118)	13,002
FNMA (2)	18,531	82	(285)	18,328
GNMA (3)	1,048	—	(10)	1,038
	$32,965	$255	$(413)	$32,807
Securities held-to-maturity
Municipal bonds	$123	$—	$—	$123
Mortgage-backed securities:
FHLMC	3,662	112	(51)	3,723
FNMA	2,055	142	(20)	2,177
GNMA	2,282	—	(29)	2,253
	$8,122	$254	$(100)	$8,276
(1) Federal Home Loan Mortgage Corporation ("Freddie Mac")
(2) Federal National Mortgage Association ("Fannie Mae")
(3) Government National Mortgage Association ("Ginnie Mae")

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$443	$3	$—	$446
Mortgage-backed securities:
FHLMC	16,901	242	(187)	16,956
FNMA	20,567	90	(326)	20,331
GNMA	1,196	—	(12)	1,184
	$39,107	$335	$(525)	$38,917
Securities held-to-maturity
Municipal bonds	$127	$—	$—	$127
Mortgage-backed securities:
FHLMC	3,958	122	(63)	4,017
FNMA	2,268	155	(29)	2,394
GNMA	2,412	—	(42)	2,370
	$8,765	$277	$(134)	$8,908

There were 33 and 38 securities in an unrealized loss position at December 31, 2014 and June 30, 2014, respectively. The unrealized losses on investments in mortgage-backed securities relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities prior to their maturity. We do expect to recover the

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of December 31, 2014 and June 30, 2014, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$408	$(3)	$6,564	$(115)	$6,972	$(118)
FNMA	—	—	13,203	(285)	13,203	(285)
GNMA	—	—	1,038	(10)	1,038	(10)
	$408	$(3)	$20,805	$(410)	$21,213	$(413)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$2,478	$(51)	$2,478	$(51)
FNMA	—	—	821	(20)	821	(20)
GNMA	—	—	2,253	(29)	2,253	(29)
	$—	$—	$5,552	$(100)	$5,552	$(100)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$—	$—	$9,072	$(187)	$9,072	$(187)
FNMA	—	—	15,799	(326)	15,799	(326)
GNMA	—	—	1,184	(12)	1,184	(12)
	$—	$—	$26,055	$(525)	$26,055	$(525)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$2,642	$(63)	$2,642	$(63)
FNMA	—	—	862	(29)	862	(29)
GNMA	—	—	2,370	(42)	2,370	(42)
	$—	$—	$5,874	$(134)	$5,874	$(134)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual maturities of securities at December 31, 2014 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

December 31, 2014	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds:
Due within one year	$250	$251
Due after one to five years	—	—
Due after five to ten years	—	—
Due after ten years	188	188
Mortgage-backed securities:
FHLMC	12,948	13,002
FNMA	18,531	18,328
GNMA	1,048	1,038
	$32,965	$32,807

Securities held-to-maturity
Municipal bonds:
Due after ten years	$123	$123
Mortgage-backed securities:
FHLMC	3,662	3,723
FNMA	2,055	2,177
GNMA	2,282	2,253
	$8,122	$8,276

Sales of securities available-for-sale for the dates indicated are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(In thousands)
Proceeds from sales	$1,653	$—	$2,355	$—
Proceeds from maturities and calls	—	995	—	995
Gross realized gains	18	—	65	—
Gross realized losses	(18)	—	(18)	—

Pledged securities at the dates indicated are summarized as follows:

	December 31, 2014		June 30, 2014
Pledged to secure:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Public deposits	$13,108	$13,195	$10,081	$10,154
FHLB borrowings	1,950	2,024	2,223	2,301
Federal Reserve borrowings	1,013	1,007	1,127	1,120

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Loans Receivable, net

Loans receivable consisted of the following at the dates indicated:

	December 31, 2014	June 30, 2014
	(In thousands)
Real estate:
One-to-four family	$60,013	$63,009
Multi-family	43,978	47,507
Commercial	106,482	107,828
Construction	24,250	19,690
Land	4,154	4,126
Total real estate	238,877	242,160
Consumer:
Home equity	18,971	20,894
Credit cards	3,326	3,548
Automobile	894	1,073
Other consumer	2,356	2,838
Total consumer	25,547	28,353

Commercial business	17,214	16,737
Total loans	281,638	287,250
Less:
Deferred loan fees	1,108	1,100
Allowance for loan losses	4,000	4,624
Loans receivable, net	$276,530	$281,526

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2014:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 12/31/14
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,281	$83	$379	$300	$75	$568	$1,226	$82	$3,994
Provision (benefit) for loan losses	114	(19)	(35)	12	19	(19)	(55)	(17)	—
Charge-offs	(121)	—	—	—	—	(60)	—	—	(181)
Recoveries	14	—	—	109	—	44	20	—	187
Ending balance	$1,288	$64	$344	$421	$94	$533	$1,191	$65	$4,000

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2014:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Six months ended 12/31/14
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,550	$229	$682	$190	$74	$587	$1,231	$81	$4,624
Provision (benefit) for loan losses	(73)	(5)	2	110	20	7	(45)	(16)	—
Charge-offs	(214)	(160)	(340)	—	—	(141)	(88)	—	(943)
Recoveries	25	—	—	121	—	80	93	—	319
Ending balance	$1,288	$64	$344	$421	$94	$533	$1,191	$65	$4,000
(1) Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2013:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 12/31/13
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,454	$206	$674	$206	$443	$800	$1,107	$51	$4,941
Provision (benefit) for loan losses	414	32	103	(89)	(381)	99	(157)	(21)	—
Charge-offs	(474)	—	—	—	—	(234)	(22)	—	(730)
Recoveries	4	—	—	10	—	29	19	—	62
Ending balance	$1,398	$238	$777	$127	$62	$694	$947	$30	$4,273

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$2,580	$3,027	$—
Multi-family	373	373	—
Land	233	247	—
Home equity	65	67	—
Commercial business	186	248	—
With an allowance recorded
One-to-four family	$8,301	$8,311	$712
Land	484	484	34
Home equity	293	296	70
Commercial business	157	157	2
Total
One-to-four family	$10,881	$11,338	$712
Multi-family	373	373	—
Land	717	731	34
Home equity	358	363	70
Commercial business	343	405	2
Total	$12,672	$13,210	$818

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and six months ended December 31, 2014:

	Three Months Ended December 31, 2014		Six Months Ended December 31, 2014

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded
One-to-four family	$3,037	$16	$2,620	$49
Multi-family	187	2	373	5
Commercial real estate	—	—	110	—
Land	291	2	277	6
Home equity	68	1	106	2
Commercial business	187	2	156	6
With an allowance recorded
One-to-four family	$8,117	$57	$8,393	$171
Multi-family	—	—	79	—
Commercial real estate	—	—	925	—
Land	451	4	496	13
Home equity	297	2	260	6
Commercial business	157	1	275	4
Total
One-to-four family	$11,154	$73	$11,013	$220
Multi-family	187	2	452	5
Commercial real estate	—	—	1,035	—
Land	742	6	773	19
Home equity	365	3	366	8
Commercial business	344	3	431	10
Total	$12,792	$87	$14,070	$262

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$1,288	$64	$344	$421	$94	$533	$1,191	$65	$4,000
Ending balance: individually evaluated for impairment	712	—	—	—	34	70	2	—	818
Ending balance: collectively evaluated for impairment	$576	$64	$344	$421	$60	$463	$1,189	$65	$3,182

Loans receivable:
Ending balance	$60,013	$43,978	$106,482	$24,250	$4,154	$25,547	$17,214	$—	$281,638
Ending balance: individually evaluated for impairment	10,881	373	—	—	717	358	343	—	12,672
Ending balance: collectively evaluated for impairment	$49,132	$43,605	$106,482	$24,250	$3,437	$25,189	$16,871	$—	$268,966

(1)	Consumer loans include home equity, credit cards, auto and other consumer loans.

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

The following table presents the recorded investment in nonaccrual and loans past due 90 days still accruing interest by type of loans as of the dates indicated:

	December 31, 2014	June 30, 2014
	(In thousands)
One-to-four family	$2,124	$2,101
Multi-family	374	158
Commercial	—	2,070
Land	70	150
Home equity	75	—
Credit cards	5	—
Other consumer	32	—
Commercial business	122	235
Total	$2,802	$4,714

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class, as of December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$1,967	$346	$2,124	$4,437	$55,576	$60,013
Multi-family	—	—	374	374	43,604	43,978
Commercial real estate	—	—	—	—	106,482	106,482
Construction	—	—	—	—	24,250	24,250
Land	—	—	70	70	4,084	4,154
Home equity	230	15	75	320	18,651	18,971
Credit cards	5	4	5	14	3,312	3,326
Automobile	21	—	—	21	873	894
Other consumer	45	—	32	77	2,279	2,356
Commercial business	181	—	122	303	16,911	17,214
Total	$2,449	$365	$2,802	$5,616	$276,022	$281,638

(1) Includes loans on nonaccrual status and loans that may be less than 90 days past due. At December 31, 2014, there were $5 in loans 90 days past due and still accruing interest.

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

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table presents the internally assigned grade as of December 31, 2014, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$46,612	$43,605	$102,404	$24,250	$3,437	$17,256	$3,312	$811	$2,221	$13,734	$257,642
Watch	5,171	—	440	—	—	1,204	9	83	103	1,099	8,109
Special Mention	4,641	—	3,638	—	233	386	—	—	—	1,663	10,561
Substandard	3,589	373	—	—	484	125	5	—	32	718	5,326
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$60,013	$43,978	$106,482	$24,250	$4,154	$18,971	$3,326	$894	$2,356	$17,214	$281,638

The following table presents the credit risk profile based on payment activity as of December 31, 2014, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Performing	$57,889	$43,604	$106,482	$24,250	$4,084	$18,896	$3,321	$894	$2,324	$17,092	$278,836
Nonperforming (1)	2,124	374	—	—	70	75	5	—	32	122	2,802
Total	$60,013	$43,978	$106,482	$24,250	$4,154	$18,971	$3,326	$894	$2,356	$17,214	$281,638
(1) Loans that are more than 90 days past due and still accruing interest and nonaccrual loans are considered nonperforming. At December 31, 2014, there were $5 in loans 90 days past due and still accruing interest.

The following table presents the internally assigned grade as of June 30, 2014, by class of loans:

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the credit risk profile based on payment activity as of June 30, 2014, by class of loans:

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

Troubled Debt Restructures. At December 31, 2014 and June 30, 2014, troubled debt restructured loans (“TDRs”), included in impaired loans above, totaled $10.8 million with $1.3 million in nonaccrual and $11.3 million with $1.4 million in nonaccrual, respectively. Restructured loans are an option that the Bank uses to minimize risk of loss and are a concession granted to a borrower experiencing financial difficulties that it would not otherwise consider. The modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank's best interest. At December 31, 2014, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.
The following table presents TDRs by accrual versus nonaccrual status and by loan class as of December 31, 2014:

	December 31, 2014
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$8,306	$1,236	$9,542
Land	647	—	647
Home equity	283	73	356
Commercial business	221	—	221
Total	$9,457	$1,309	$10,766

The following table presents TDRs by accrual versus nonaccrual status and by loan class as of June 30, 2014:

	June 30, 2014
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$8,590	$1,355	$9,945
Land	727	—	727
Home equity	367	—	367
Commercial business	222	—	222
Total	$9,906	$1,355	$11,261

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present TDRs and their recorded investment prior to the modification and after the modification for TDR transactions that originated during the three and six months ended December 31, 2014 and 2013:

	Three Months Ended December 31, 2014			Six Months Ended December 31, 2014
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
	(Dollars in thousands)
One-to-four family	—	$—	$—	1	$197	$196
Total	—	$—	$—	1	$197	$196

	Three Months Ended December 31, 2013			Six Months Ended December 31, 2013
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
	(Dollars in thousands)
One-to-four family	1	$223	$226	4	$704	$725
Home equity	1	75	69	2	75	69
Commercial business	1	145	160	1	145	160
Total	3	$443	$455	7	$924	$954

For the three and six months ended December 31, 2014, there were no TDRs modified within the previous 12 months for which there was a payment default and the total of payment defaults within 12 months of their restructure.

The following table presents TDRs modified within the previous 12 months for which there was a payment default and the total of payment defaults within 12 months of their restructure for the dates indicated:

		Three Months Ended December 31, 2013		Six Months Ended December 31, 2013
	Number of Contracts		Number of Contracts

	(Dollars in thousands)
One-to-four family	1	$117	1	$117
Home equity	—	—	1	80
Total	1	$117	2	$197

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 - Real Estate Owned, net

The following table is a summary of real estate owned activity for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Six Months Ended December 31,

	2014	2013	2014	2013
	(In thousands)
Balance at the beginning of the period	$6,092	$5,766	$5,067	$6,212
Net loans transferred to real estate owned	—	3,255	1,824	3,778
Capitalized improvements	22	116	28	479
Sales	(5,421)	(3,662)	(6,189)	(4,634)
Impairments	(93)	(463)	(130)	(823)
Balance at the end of the period	$600	$5,012	$600	$5,012

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

Compensation expense related to the ESOP for the three months ended December 31, 2014 and 2013 was $35,000 and $29,000, respectively. For the six months ended December 31, 2014 and 2013 compensation expense related to the ESOP was $97,000 and $58,000, respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	December 31, 2014	June 30, 2014
	(Dollars in thousands)
Allocated shares	29,421	25,981
Unallocated shares	72,579	76,019
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,481	$1,451

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

There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended December 31, 2014. The following tables show the Company's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$439	$—	$439
Mortgage-backed securities:
FHLMC	—	13,002	—	13,002
FNMA	—	18,328	—	18,328
GNMA	—	1,038	—	1,038

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$446	$—	$446
Mortgage-backed securities:
FHLMC	—	16,956	—	16,956
FNMA	—	20,331	—	20,331
GNMA	—	1,184	—	1,184

Assets and liabilities measured at fair value on a nonrecurring basis - Assets and liabilities are considered to be reflected at fair value on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet. Generally, a nonrecurring valuation is the result of the application of other accounting pronouncements that require assets or liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the Company's assets measured at fair value that management has evaluated for impairment on a nonrecurring basis at December 31, 2014:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$4,940	$4,940
Land	—	—	484	484
Commercial business	—	—	156	156
Total impaired loans	—	—	5,580	5,580

Real estate owned:
One-to-four family	$—	$—	$103	$103
Land	—	—	119	119
Total real estate owned	—	—	222	222

Total	$—	$—	$5,802	$5,802
The following table presents the Company's assets measured at fair value that management has evaluated for impairment on a nonrecurring basis at June 30, 2014:

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
The following tables present quantitative information about Level 3 fair value measurements:

	December 31, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans (1)	$12,672	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (4%)
Real estate owned (1)	$600	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (3%)
(1) Includes all impaired loans and all real estate owned.

	June 30, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans (1)	$14,555	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (4%)
Real estate owned (1)	$5,067	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (18%)
(1) Includes all impaired loans and real estate owned.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of December 31, 2014 and June 30, 2014:

	December 31, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$11,362	$11,362	$11,362	$—	$—
Securities available-for-sale	32,807	32,807	—	32,807	—
Securities held-to-maturity	8,122	8,276	—	8,276	—
FHLB stock	5,923	5,923	—	5,923	—
Loans receivable, net	276,530	276,530	—	—	276,530
Bank owned life insurance investment, net of surrender charges	19,700	19,700	—	19,700	—
Accrued interest receivable	1,064	1,064	—	1,064	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$169,817	$169,817	$169,817	$—	$—
Certificates of deposit	128,955	128,672	—	128,672	—
FHLB advances	10,050	10,050	—	10,050	—

	June 30, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$14,758	$14,758	$14,758	$—	$—
Securities available-for-sale	38,917	38,917	—	38,917	—
Securities held-to-maturity	8,765	8,908	—	8,908	—
FHLB stock	6,046	6,046	—	6,046	—
Loans receivable, net	281,526	278,800	—	—	278,800
Bank owned life insurance investment, net of surrender charges	19,428	19,428	—	19,428	—
Accrued interest receivable	1,236	1,236	—	1,236	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$173,223	$173,223	$173,223	$—	$—
Certificates of deposit	137,811	137,627	—	137,627	—
FHLB advances	17,500	17,661	—	17,661	—

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
FHLB advances - The fair value of the Bank's FHLB advances was calculated using the discounted cash flow method. The discount rate was equal to the current rate offered by the FHLB for advances of similar remaining maturities. At December 31, 2014 all advances were considered short-term and as such had a fair value equal to book value.
Commitments to extend credit represent the principal categories of off-balance-sheet financial instruments - The fair values of these commitments are not material since they are for a short period of time and are subject to customary credit terms.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 - Federal Income Taxes

The following table reflects the effect of temporary differences that give rise to the components of the net deferred tax assets as of December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
	(In thousands)

Deferred tax assets
Allowance for loan losses	$3,234	$3,446
AMT credit carryforward	198	198
Deferred compensation - SERP	581	583
Securities impairment charge	340	340
Net operating loss carryforward	5,797	4,943
Real estate owned	167	992
Accumulated depreciation	114	94
Unrealized loss on securities available-for-sale	54	65
Total deferred tax assets	10,485	10,661

Deferred tax liabilities
Deferred loan fees and costs	456	395
FHLB stock dividends	1,036	1,035
Mortgage servicing rights	102	125
Other common, net	3	72
Total deferred tax liability	1,597	1,627

Net deferred tax asset, before valuation allowance	8,888	9,034
Valuation allowance	—	8,479
Net deferred tax asset, after valuation allowance	$8,888	$555

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

As of December 31, 2014, the Condensed Consolidated Balance Sheet included deferred tax assets of $8.9 million. Our primary deferred tax assets relate to our ALLL and our net operating loss carryforward, in the amount of $16.2 million, which will begin to expire in 2031.

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. Each quarter, we consider positive evidence, which may include taxes paid in carryback years, reversing timing differences, available tax planning strategies, and projected taxable income and weigh it against negative evidence, which may include cumulative losses in the most recent three year period and uncertainty regarding

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

short-term future earnings, among other items. During the quarter ended December 31, 2014, management determined that a release of the entire valuation of $8.5 million was appropriate. This determination was based on sufficient positive evidence associated with our return to profitability, demonstrated through cumulative earnings over the recent three year period, strong quarterly income, and our projections for future taxable income.

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

Any of the forward-looking statements that we make in this quarterly report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. Because of these and other uncertainties, our actual results for fiscal year 2015 and beyond may differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity, operating results and stock price performance.

Background and Overview

Anchor Bancorp is a bank holding company which primarily engages in the business activity of its subsidiary, Anchor Bank. Anchor Bank is a community-based savings bank primarily serving Western Washington through our 11 full-service banking offices (including two Wal-Mart store locations) within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences. We also originate consumer loans, with an emphasis on home equity loans and lines of credit. Since 1990, we have been aggressively offering commercial real estate loans and multi-family loans primarily in Western Washington. Lending activities also include the origination of residential construction loans, and prior to fiscal 2010, a significant amount of originations through brokers, in particular within the Portland, Oregon metropolitan area. As of December 31, 2014, none of these broker originated construction loans remained outstanding.

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

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates also affect our net interest income. Additionally, to offset the impact of the current low interest rate environment, we are seeking other means of increasing interest income while controlling expenses. We intend to enhance the mix of our assets by increasing commercial business relationships which have higher risk-adjusted returns as well as increasing deposits. A secondary source of income is noninterest income, which includes gains on sales of assets, and revenue we receive from providing products and services. In recent years, our noninterest expense has exceeded our net interest income after provision for loan losses and we have relied primarily on fee income to supplement our net interest income.

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

Anchor Bank entered into the Order with the FDIC and the Washington DFI on August 12, 2009. Anchor Bank became subject to the Order primarily because of its increased level of nonperforming assets, reduced capital position and pre-tax operating losses in 2010 and 2009. On September 5, 2012, Anchor Bank's regulators, the FDIC and the DFI, terminated the Order and the Bank became subject to a Supervisory Directive with the DFI. On November 24, 2014, the Supervisory Directive was terminated; effective on November 20, 2014.
Our compliance with these regulatory actions had a resulting negative impact on our financial condition and results of operations during recent periods. Our asset size has steadily declined over the last five years and we have sold loans and securities to generate additional income. Although the reduction in asset size and the asset sales have helped us preserve our capital and maximize our regulatory capital ratios, these actions have negatively affected our operating results, including reducing our net interest income in recent periods.
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

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. The Executive Loan Committee analyzes several different factors including delinquency rates, charge-off rates and the changing risk profile of our loan portfolio, as well as local economic conditions such as unemployment rates, the bankruptcies and vacancy rates of business and residential properties. These factors are used by the Chief Lending Officer who assesses the allowance for loan and lease losses on a monthly basis and reports to the Board of Directors no less than quarterly.

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

During the quarter ended December 31, 2014, management determined based on the available evidence that a valuation allowance was no longer appropriate and reversed the full deferred tax asset ("DTA") valuation allowance of $8.3 million. In reaching this determination, management considered the scheduled reversal of deferred tax assets and liabilities, taxes paid in carryback years, available tax planning strategies, and projected taxable income. As of December 31, 2014, the Company had cumulative earnings over the recent three year period ended December 31, 2014 and positive trends in earnings and asset quality. The ultimate utilization of deferred tax assets, however, is dependent upon the existence, or generation of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.

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

Comparison of Financial Condition at December 31, 2014 and June 30, 2014

General. Total assets decreased by $11.7 million, or 3.0%, to $377.4 million at December 31, 2014 from $389.1 million at June 30, 2014. The decrease in assets during this period was primarily a result of securities available-for-sale decreasing by $6.1 million or 15.7% to $32.8 million at December 31, 2014 from $38.9 million at June 30, 2014. Cash and cash equivalents also decreased by $3.4 million, or 23.0% to $11.4 million at December 31, 2014, from $14.8 million at June 30, 2014. Total liabilities decreased $20.7 million or 6.2% to $314.8 million at December 31, 2014 compared to $335.5 million at June 30, 2014 primarily due to the decline in deposits. Total deposits decreased $12.3 million, or 3.9%, to $298.8 million at December 31, 2014 from $311.0 million at June 30, 2014 primarily as a result of a decrease in certificates of deposit.

Assets. The following table details the increases and decreases in the composition of the Company's assets from June 30, 2014 to December 31, 2014:

	Balance at December 31, 2014	Balance at June 30, 2014	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$11,362	$14,758	$(3,396)	(23.0)%
Mortgage-backed securities, available-for-sale	32,368	38,471	(6,103)	(15.9)
Mortgage-backed securities, held-to-maturity	7,999	8,638	(639)	(7.4)
Loans receivable, net of allowance for loan losses	276,530	281,526	(4,996)	(1.8)
Real estate owned, net	600	5,067	(4,467)	(88.2)

Mortgage-backed securities available-for-sale decreased $6.1 million, or 15.9%, to $32.4 million at December 31, 2014 from $38.5 million at June 30, 2014. Mortgage-backed securities held-to-maturity decreased $639,000 or 7.4%, to $8.0 million at December 31, 2014 from $8.6 million at June 30, 2014. The decreases in these portfolios were primarily the result of contractual principal repayments and the sale of five securities totaling $2.4 million.

Loans receivable, net, decreased $5.0 million or 1.8% to $276.5 million at December 31, 2014 from $281.5 million at June 30, 2014 as a result of principal reductions exceeding new loan production. Multi-family loans decreased $3.5 million or 7.4% to $44.0 million at December 31, 2014 from $47.5 million at June 30, 2014. Construction and land loans increased $4.6 million or 19.3% to $28.4 million at December 31, 2014 from $23.8 million at June 30, 2014. Of that increase, $3.6 million was attributable to increases in loans for multi-family construction. Commercial real estate loans decreased $1.3 million or 1.2% to $106.5 million at December 31, 2014 from $107.8 million at June 30, 2014 and one-to-four family loans decreased $3.0 million or 4.8% to $60.0 million from $63.0 million at June 30, 2014. Commercial business loans increased $447,000 or 2.8% to $17.2 million at December 31, 2014 from $16.7 million at June 30, 2014. Consumer loans decreased $2.8 million or 9.9% to $25.5 million at December 31, 2014 from $28.3 million at June 30, 2014 as consumers continue to reduce their debt. The demand for loans in our market area has been modest during the current economic recovery.

As of December 31, 2014, the Company had 10 REO properties with an aggregate book value of $600,000 compared to 20 properties with an aggregate book value of $5.1 million at June 30, 2014, and 17 properties with an aggregate book value of $5.0 million at December 31, 2013.  The decrease in the balance of properties during the quarter ended December 31, 2014 was primarily attributable to the sale of three commercial real estate properties. During the quarter ended December 31, 2014, the Company sold three commercial real estate properties for $5.6 million, three one-to-four family properties for $501,000, and one parcel for $30,000, resulting in an aggregate gain on sale of $114,000. At December 31, 2014, the largest REO property was a one-to-four family home in Grays Harbor County, Washington with a book value of $209,000.

The following is a summary of our REO properties at December 31, 2014 listed by property type and county location:

	County					Number of properties	Percent of Total REO
	Grays Harbor	Thurston	Pierce	All Other	Total
	(Dollars in thousands)
REO:
One-to-four family	$409	$—	$—	$—	$409	3	68.2%
Land	45	63	11	72	191	7	31.8
Total	$454	$63	$11	$72	$600	10	100.0%

Liabilities. Total liabilities decreased $20.7 million between June 30, 2014 and December 31, 2014, primarily as the result of a $12.3 million or 3.9% decline in deposits and, in particular, an $8.9 million, or 6.4% decline in certificates of deposit. The decrease in certificates of deposit was partially offset by an increase of $1.6 million, or 4.0%, in our savings deposits. Federal Home Loan Bank advances decreased $7.5 million or 42.6% to $10.0 million.

Deposits decreased $12.3 million, or 3.9%, to $298.7 million at December 31, 2014 from $311.0 million at June 30, 2014. Our core deposits, which consist of all deposits other than certificates of deposit, decreased by $3.4 million or 1.9% to $169.8 million from $173.2 million at June 30, 2014. Certificates of deposit decreased $8.9 million or 6.4% to $129.0 million at December 31, 2014 from $137.8 million at June 30, 2014.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at December 31, 2014	Balance at June 30, 2014	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$41,055	$41,149	$(94)	(0.2)%
Interest-bearing demand deposits	21,846	22,771	(925)	(4.1)
Money market accounts	65,637	69,610	(3,973)	(5.7)
Savings deposits	41,279	39,693	1,586	4.0
Certificates of deposit	128,955	137,811	(8,856)	(6.4)
Total deposit accounts	$298,772	$311,034	$(12,262)	(3.9)%

Stockholders' Equity. Total stockholders' equity increased $9.0 million from $53.7 million at June 30, 2014 to $62.7 million at December 31, 2014. The increase was primarily the result of income of $8.9 million of which $8.3 million was from the reversal of our DTA valuation allowance and $565,000 from operating income during the six months ended December 31, 2014.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2014 and 2013

General. Net income for the three months ended December 31, 2014 was $8.8 million or $3.55 per diluted share, which includes an $8.3 million tax benefit related to the reversal of the DTA valuation allowance, compared to a net loss of $248,000 or $0.10 per diluted share for the three months ended December 31, 2013. For the six months ended December 31, 2014 the net income was $8.9 million or $3.59 per diluted share compared to a net loss of $260,000, or $0.11 per diluted share, for the same period last year.

Net Interest Income. Net interest income before the provision for loan losses remained virtually unchanged at $3.5 million for both the quarters ended December 31, 2014 and 2013. For the six months ended December 31, 2014 net interest income before the provision for loan losses decreased $177,000 or 2.5%, to $6.9 million from $7.1 million for the same period in 2013 as a result of declines in our loan and securities portfolios.

The Company's net interest margin increased 17 basis points to 4.06% for the quarter ended December 31, 2014 from 3.89% for the comparable period in 2013 as the average yield on interest-earning assets increased 12 basis points to 5.03% for the quarter ended December 31, 2014 compared to 4.91% for the same period in 2013. The improvement in our net interest margin compared to the same quarter last year reflects a significant reduction in nonperforming assets and reductions in the cost of both deposits and the reduction of FHLB advances. The average cost of interest-bearing liabilities decreased two basis points to 1.19% for the quarter ended December 31, 2014 compared to 1.21% for the same period in the prior year as the cost of our liabilities continued to decline, due to the reduction in balance of certificates of deposit and, to a lesser extent, the renewal of certificates of deposit at currently low interest rates.

The following table sets forth the changes to our net interest income for the three months ended December 31, 2014 compared to the same period in 2013. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(33)	$(38)	$(71)
Mortgage-backed securities	20	(43)	(23)
Investment securities, FHLB stock and cash and cash equivalents	(3)	(4)	(7)
Total net change in income on interest-earning assets	$(16)	$(85)	$(101)
Interest-bearing liabilities:
Savings deposits	$1	$1	$2
Interest-bearing demand deposits	—	—	—
Money market accounts	—	(4)	(4)
Certificates of deposit	5	(64)	(59)
FHLB advances	(6)	(23)	(29)
Total net change in expense on interest-bearing liabilities	—	(90)	(90)
Net change in net interest income	$(16)	$5	$(11)

For the six months ended December 31, 2014, the Company's net interest margin increased 26 basis points to 4.00% compared to 3.74% for the same period in 2013, reflecting the decline in our average interest-bearing liabilities. The average yield on interest-earning assets increased 21 basis points to 4.98% for the six months ended December 31, 2014 compared to 4.77% for the same period in the prior year. The increase in the average yield on interest earning assets was the result of the sale of lower rate mortgage-backed securities during the six months ended December 31, 2014. The average cost of interest-bearing liabilities decreased two basis points to 1.20% for the six months ended December 31, 2014 compared to 1.22% for the same period of the prior year as the cost of our liabilities continue to decline, due to the payoff of FHLB borrowings, the reduction in the balance of certificates of deposit and, to a lesser extent, the renewal of certificates of deposits at currently low interest rates.

The following table sets forth the changes to our net interest income for the six months ended December 31, 2014 compared to the same period in 2013:

	Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(265)	$(74)	$(339)
Mortgage-backed securities	24	(86)	(62)
Investment securities, FHLB stock and cash and cash equivalents	(5)	(44)	(49)
Total net change in income on interest-earning assets	$(246)	$(204)	$(450)
Interest-bearing liabilities:
Savings deposits	$1	$2	$3
Interest-bearing demand deposits	—	—	—
Money market accounts	(1)	(8)	(9)
Certificates of deposit	(6)	(123)	(129)
FHLB advances	89	(227)	(138)
Total net change in expense on interest-bearing liabilities	83	(356)	(273)
Net change in net interest income	$(329)	$152	$(177)

Interest Income. Total interest income for the three months ended December 31, 2014 decreased $101,000 or 2.3%, to $4.3 million from $4.4 million for the three months ended December 31, 2013. The decrease during the period was primarily attributable to the declines in the average balance and, to a lesser extent, the average yield of loans receivable, net. Average loans receivable, net, declined $2.6 million during the quarter ended December 31, 2014 compared to the same quarter last year. The average yield on loans receivable, net, decreased four basis points to 5.78% for the three months ended December 31, 2014 compared to 5.82% for the same period in the prior year. Average mortgage-backed securities declined $9.9 million during the three months ended December 31, 2014 compared to the same period in the prior year. The average yield on mortgage-backed securities increased 20 basis points to 1.95% for the three months ended December 31, 2014 compared to 1.75% for the same period in the prior year. Average interest-earning assets decreased $16.5 million or 4.6% to $339.9 million for the three months ended December 31, 2014 compared to $356.4 million for the same period in 2013.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014		2013		Increase/(Decrease) in Interest and Dividend Income from 2013
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$280,637	5.78%	$283,228	5.82%	$(71)
Mortgage-backed securities	42,348	1.95	52,242	1.75	(23)
Investment securities	564	4.96	924	4.76	(4)
FHLB stock	5,969	0.07	6,206	0.13	(1)
Cash and cash equivalents	10,390	0.27	13,839	0.26	(2)
Total interest-earning assets	$339,908	5.03%	$356,439	4.91%	$(101)

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual, calculated net of deferred loan fees and loans in process.

For the six months ended December 31, 2014, total interest income decreased $450,000, or 5.0% to $8.6 million from $9.0 million for the six months ended December 31, 2013. The decrease during the period was primarily attributable to the declines in the average yield on loans receivable, net and to a lesser extent declines in the average balances of loans receivable, net, and of mortgage-backed securities. The average yield on loans receivable, net, decreased 19 basis points to 5.74% for the six months ended December 31, 2014 compared to 5.93% for the same period in the prior year. Average loans receivable, net, declined $2.5 million during the six months ended December 31, 2014 compared to the same period in the prior year. Average mortgage-backed securities declined $9.5 million during the six months ended December 31, 2014 compared to the same period in the prior year. The average yield on mortgage-backed securities increased 11 basis points to 1.93% for the six months ended December 31, 2014 compared to 1.82% for the same period in the prior year. Average interest-earning assets decreased $33.6 million or 8.9% to $344.0 million for the six months ended December 31, 2014 compared to $377.6 million for the same period in 2013.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the six months ended December 31, 2014 and 2013:

	Six Months Ended December 31,
	2014		2013		Increase/(Decrease) in Interest and Dividend Income from 2013
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$282,334	5.74%	$284,840	5.93%	$(339)
Mortgage-backed securities	44,160	1.93	53,671	1.82	(62)
Investment securities	567	5.29	1,256	4.94	(16)
FHLB stock	6,000	0.10	6,237	0.10	—
Cash and cash equivalents	10,951	0.22	31,599	0.28	(33)
Total interest-earning assets	$344,012	4.98%	$377,603	4.77%	$(450)

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual, calculated net of deferred loan fees and loans in process.

Interest Expense. Interest expense decreased $90,000 or 9.9%, to $820,000 for the three months ended December 31, 2014 from $910,000 for the three months ended December 31, 2013. The decrease during the period was primarily attributable to the reduction of the average balances of certificates of deposit and FHLB advances. The average balance of certificates of deposit declined $13.2 million or 9.1% to $131.4 million for the current quarter while the average cost of these deposits increased two basis points to 1.97% for the three months ended December 31, 2014 compared to 1.95% for the same period of the prior year. Average FHLB advances declined $2.6 million during the quarter ended December 31, 2014 compared to the same quarter last year. Our FHLB advances mature this fiscal year. Average interest-bearing liabilities decreased $24.0 million or 8.0% to $276.1 million for the three months ended December 31, 2014 compared to $300.1 million for the same period in 2013.

The following table details average balances, cost of funds and the change in interest expense for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014		2013		Increase/(Decrease) in Interest Expense from 2013
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$40,577	0.16%	$37,873	0.15%	$2
Interest-bearing demand deposits	20,145	0.04	20,525	0.04	—
Money market deposits	69,044	0.14	79,597	0.15	(4)
Certificates of deposit	131,415	1.97	144,632	1.95	(59)
FHLB advances	14,937	3.51	17,500	3.66	(29)
Total interest-bearing liabilities	$276,118	1.19%	$300,127	1.21%	$(90)

For the six months ended December 31, 2014 interest expense decreased $273,000, or 14.0%, to $1.7 million from $2.0 million for the six months ended December 31, 2013. The decrease during the period was primarily attributable to the reduction of the average balances of certificates of deposit and FHLB advances. The average cost of certificates of deposit decreased one basis point to 1.95% for the six months ended December 31, 2014 compared to 1.96% for the same period of the prior year while the average balance of the deposits declined $12.6 million or 8.6% to $133.7 million during this six month period. Average FHLB advances declined $18.2 million during the six months ended December 31, 2014 compared to the same period last year. Average interest-bearing liabilities decreased $40.1 million or 12.5% to $280.1 million for the six months ended December 31, 2014 compared to $320.2 million for the same period in 2013.

The following table details average balances, cost of funds and the change in interest expense for the six months ended December 31, 2014 and 2013:

	Six Months Ended December 31,
	2014		2013		Increase/(Decrease) in Interest Expense from 2013
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$40,352	0.15%	$37,651	0.15%	$3
Interest-bearing demand deposits	19,806	0.05	20,734	0.05	—
Money market deposits	70,023	0.14	81,174	0.15	(9)
Certificates of deposit	133,664	1.95	146,266	1.96	(129)
FHLB advances	16,219	3.60	34,391	2.50	(138)
Total interest-bearing liabilities	$280,064	1.20%	$320,216	1.22%	$(273)

Provision for Loan Losses. In connection with its analysis of the loan portfolio, management determined that no provision for loan losses was required for both the three and six months ended December 31, 2014 and 2013. No provision was required during these periods due to the stabilization of the general economy and real estate market, the decline in the level of nonperforming and classified loans, and the decrease in the average balance of the loan portfolio during these periods. Recoveries were greater than charge-offs during the three months ended December 31, 2014 which resulted in a net recovery of $6,000 as compared to a net charge-off of $668,000 for the same fiscal quarter last year. Nonperforming loans, those loans which are 90 days past due or on nonaccrual status, were $2.8 million, at December 31, 2014 compared to $4.7 million at June 30, 2014. There were $5,000 in loans 90 days or more past due and still accruing interest at December 31, 2014 as compared to no loans 90 days or more past due and still accruing interest at June 30, 2014. The ratio of nonperforming loans to total loans was 1.0% at December 31, 2014 compared to 1.6% at June 30, 2014. Total classified loans decreased $1.3 million or 19.7% to $5.3 million at December 31, 2014 from $6.6 million at June 30, 2014.

Management considers the allowance for loan losses at December 31, 2014 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by our regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses at and for the three months ended December 31, 2014 and 2013:

	At or For the Three Months Ended December 31,

	2014	2013
	(Dollars in thousands)
Provision for loan losses	$—	$—
Net charge-offs	(6)	668
Allowance for loan losses	4,000	4,273
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.4%	1.5%
Nonaccrual	$2,802	$6,190
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	142.8%	69.0%
Nonaccrual loans as a percentage of loans receivable at the end of the period	1.0%	2.2%
Total loans	$281,638	$279,132

The following table details activity and information related to the allowance for loan losses at and for the six months ended December 31, 2014 and 2013:

	At or For the Six Months Ended December 31,

	2014	2013
	(Dollars in thousands)
Provision for loan losses	$—	$—
Net charge-offs	624	874
Allowance for loan losses	4,000	668
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.4%	1.5%
Nonaccrual	$2,802	$6,190
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	142.8%	69.0%
Nonaccrual loans as a percentage of loans receivable at the end of the period	1.0%	2.2%
Total loans	$281,638	$279,132

We continue to restructure our delinquent loans, when appropriate, so our borrowers can continue to make payments while minimizing the Company's potential loss. As of December 31, 2014 and December 31, 2013 there were 43 and 47 loans, respectively, with aggregate net principal balances of $10.8 million, and $13.5 million respectively, that we have identified as TDRs. At December 31, 2014 and December 31, 2013 there were $1.2 million and $377,000, respectively, of TDRs included in nonaccrual loans.

Noninterest Income. Noninterest income remained virtually unchanged at $1.0 million for both quarters ended December 31, 2014 and 2013. The following table provides a detailed analysis of the changes in the components of noninterest income for the three months ended December 31, 2014 compared to the same period in 2013:

	Three Months Ended December 31,		Increase (decrease)

	2014	2013	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$347	$393	$(46)	(11.7)%
Other deposit fees	175	199	(24)	(12.1)
Loan fees	144	147	(3)	(2.0)
(Loss) gain on sale of loans	(5)	3	(8)	(266.7)
Bank owned life insurance investment	133	135	(2)	(1.5)
Other income	231	160	71	44.4
Total noninterest income	$1,025	$1,037	$(12)	(1.2)%

There were minor changes in various categories of noninterest income with the primary difference being an increase in other income of $71,000 which was due to an $85,000 increase in prepayment charges on mortgage loans for the quarter ended December 31, 2014 to $110,000 as compared to $25,000 for the same quarter in 2013. This increase was partially offset by a decrease in deposit fees of $46,000 to $347,000 for the quarter ended December 31, 2014 compared to $393,000 for the same quarter in 2013.

Noninterest income was virtually unchanged at $2.0 million during both the six months ended December 31, 2014 and 2013 as increases in gain on sale of investments and other income substantially offset declines in deposit service fees and other deposit fees.

The following table provides a detailed analysis of the changes in the components of noninterest income for the six months ended December 31, 2014 compared to the same period in 2013:

	Six Months Ended December 31,		Increase (decrease)

	2014	2013	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$731	$770	$(39)	(5.1)%
Other deposit fees	364	399	(35)	(8.8)
Gain on sale of investments	47	—	47	—
Loan fees	288	297	(9)	(3.0)
Loss on sale of loans	(11)	(14)	3	(21.4)
Bank owned life insurance investment	272	278	(6)	(2.2)
Other income	317	275	42	15.3
Total noninterest income	$2,008	$2,005	$3	0.1%

Noninterest Expense. For the three months ended December 31, 2014, noninterest expense decreased $723,000 or 15.2%, to $4.0 million from $4.8 million for the three months ended December 31, 2013. The following table provides an analysis of the changes in the components of noninterest expense for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Increase (decrease)

	2014	2013	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$1,945	$2,009	$(64)	(3.2)%
General and administrative expenses	701	831	(130)	(15.6)
Real estate owned impairment	93	463	(370)	(79.9)
Real estate holding costs	62	150	(88)	(58.7)
FDIC Insurance premium	125	142	(17)	(12.0)
Information technology	439	440	(1)	(0.2)
Occupancy and equipment	463	454	9	2.0
Deposit services	158	166	(8)	(4.8)
Marketing	154	131	23	17.6
Gain on sale of property, premises and equipment	—	(2)	2	(100.0)
Gain on sale of real estate owned	(114)	(35)	(79)	225.7
Total noninterest expense	$4,026	$4,749	$(723)	(15.2)%

The decrease in noninterest expense was primarily due to REO impairment expense decreasing $370,000 or 79.9% to $93,000 from $463,000 during the quarter reflecting the stabilization in the real estate market. REO holding costs declined $88,000 or 59.0% reflecting the decline in the number of our REO properties and we also had an increase in the gain on sale of REO by$79,000 as compared to the same period last year. Also contributing to the decrease was a decline in general and administrative expenses which decreased $130,000 to $701,000 for the quarter ended December 31, 2014 compared to $831,000 for the same quarter in 2013 which was primarily a result of decreasing legal expenses attributable to litigation involving nonperforming loans.

The following table provides an analysis of the changes in the components of noninterest expense for the six months ended December 31, 2014 and 2013:

	Six Months Ended December 31,		Increase (decrease)

	2014	2013	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$3,968	$4,015	$(47)	(1.2)%
General and administrative expenses	1,369	1,628	(259)	(15.9)
Real estate owned impairment	130	823	(693)	(84.2)
Real estate holding costs	216	227	(11)	(4.8)
FDIC Insurance premium	246	285	(39)	(13.7)
Information technology	868	868	—	—
Occupancy and equipment	945	919	26	2.8
Deposit services	383	302	81	26.8
Marketing	309	293	16	5.5
Gain on sale of property, premises and equipment	(2)	(8)	6	(75.0)
Gain on sale of real estate owned	(108)	(29)	(79)	272.4
Total noninterest expense	$8,324	$9,323	$(999)	(10.7)%

Noninterest expense decreased $999,000 or 10.7% to $8.3 million in the six months ended December 31, 2014 compared to $9.3 million for the six months ended December 31, 2013. The decrease was primarily due to REO impairment expense declining $693,000 or 84.2% to $130,000 from $823,000 and occupancy and equipment general and administrative expense declining $259,000 or 15.9% to $1.4 million from $1.6 million for the same period in 2013, which was primarily a result of decreasing legal expenses attributable to litigation involving nonperforming loans. The decrease was partially offset by an increase to deposit services of $81,000 or 26.8% to $383,000 from $302,000 for the same period in 2013.

Provision (benefit) for Income Tax. There was a federal income tax benefit of $8.3 million for the quarter ended December 31, 2014. This benefit was primarily due to an $8.3 million DTA valuation allowance reversal. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available information, including the current period earnings, management determined that a valuation allowance was no longer appropriate and reversed the full DTA valuation allowance at December 31, 2014 which resulted in an $8.3 million tax benefit for the quarter ended December 31, 2014. In reaching this determination, management considered the scheduled reversal of deferred tax assets and liabilities, taxes paid in carryback years, available tax planning strategies, and projected taxable income. As of December 31, 2014, the Company had cumulative earnings over the recent three year period ended December 31, 2014 and positive trends in earnings and asset quality. The ultimate utilization of deferred tax assets is dependent, however, upon the existence, or generation of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible. The net deferred tax asset at December 31, 2014 represents the amount that we determined was more likely than not to be realized.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments. At December 31, 2014, the total approved loan origination commitments outstanding were $55,000. At the same date, unused lines of credit were $34.9 million.

For purposes of determining our liquidity position, we use a concept of basic surplus, which is derived from the total of available-for-sale securities, as well as other liquid assets, less short-term liabilities. Our Board of Directors has established a target range for basic surplus of 5% to 7%. For the three months ended December 31, 2014, our average basic surplus was 2.9%, which indicates we are below the liquidity standard set by our Board.

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

Certificates of deposit scheduled to mature in one year or less at December 31, 2014 totaled $38.2 million. We had no brokered deposits at December 31, 2014. Management's policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with us. In addition, we had the ability to borrow an additional $83.4 million from the FHLB of Seattle. We also have a line of credit with the Federal Reserve Bank of San Francisco for $1.0 million which is collateralized with securities and a line of credit for $5.0 million with Pacific Coast Bankers' Bank.

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

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. The Company's primary sources of income are ESOP loan payments and ESOP loan interest income. On November 20, 2014 the Bank received regulatory approval for the payment of a $350,000 dividend from the Bank to the Company, which was paid subsequently during the quarter. The payment will be used for the Company's general corporate purposes, including supporting the Company's ongoing operations.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of December 31, 2014:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$55	$55
Lines of credit
Fixed rate (3)	3,437	713
Adjustable rate	31,431	2,210
Undisbursed balance of lines of credit	$34,868	$2,923

(1)	Interest rates on fixed rate loans are 4.5%.

(2)	At December 31, 2014 there were $65 in reserves for unfunded commitments.

(3)	Includes standby letters of credit.

Operating lease commitment - The Bank leases space for branches and operations located in Hoquiam, Shelton, and Puyallup, Washington. These leases run for periods ranging from three to five years. All leases require the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitments for the next five years are as follows:

Year Ended June 30,
Amount
(In thousands)
2015	$64
2016	$110
2017	$117
2018	$124
2019	$84
2020	$37

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of December 31, 2014, the Bank exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 16.3%, 19.5%, and 20.8% respectively. As of June 30, 2014 these ratios were 13.6%, 16.8%, and 18.0%, respectively.

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 16.7%, 19.9%, and 21.2%, respectively, as of December 31, 2014. As of June 30, 2014, these ratios were 14.0%, 17.1% and 18.3%, respectively.

The Bank's actual capital amounts and ratios at December 31, 2014 are presented in the following table:

Anchor Bank					Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
			Minimum Capital Requirement
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014
Total capital (to risk-weighted assets)	$66,169	20.8%	$25,482	8.0%	$31,853	10.0%
Tier I capital (to risk-weighted assets)	$62,187	19.5%	$12,741	4.0%	$19,112	6.0%
Tier I leverage capital (to average assets)	$62,187	16.3%	$15,226	4.0%	$19,032	5.0%

The actual regulatory capital amounts and ratios calculated for Anchor Bancorp as of December 31, 2014, were as follows:

Anchor Bancorp	Actual
	Amount	Ratio
	(Dollars in thousands)
December 31, 2014
Total capital (to risk-weighted assets)	$67,383	21.2%
Tier I capital (to risk-weighted assets)	$63,401	19.9%
Tier I leverage capital (to average assets)	$63,401	16.7%

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

We generally have found that a number of our deposit accounts are less rate sensitive than others. Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at December 31, 2014 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets
Basis Point Change in Rates						Market Value of Assets (4)
	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)
	(Dollars in thousands)
300	$63,543	$(3,583)	(5.34)%	18.32%	0.10%	$346,872
200	65,603	(1,523)	(2.27)	18.50	0.28	354,671
100	66,962	(164)	(0.24)	18.50	0.28	362,036
Base	67,126	—	—	18.22	—	368,491
(100)	69,260	2,134	3.18	18.48	0.27	374,733
___________

(1)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(2)	Calculated as the net portfolio value divided by the market value of assets (“net portfolio value ratio”).
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

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at December 31, 2014, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
	(Dollars in thousands)
300	$14,769	$1,462	11.0%
200	14,449	1,142	8.6
100	13,986	679	5.1
Base	13,307	—	—
(100)	12,314	(993)	(7.5)

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended December 31, 2014, we did not sell any securities that were not registered under the Securities Act of 1933. We did not execute any open market repurchases of our common stock from July 1, 2014 through December 31, 2014.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements *

*
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

ANCHOR BANCORP

Date: February 6, 2015	/s/Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2015	/s/Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.