Form 10-Q
period 2015-03-31
Anchor Bancorp
filed 2015-05-05
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 5, 2015, there were 2,550,000, shares of common stock, $0.01 par value per share, outstanding.

ANCHOR BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiary, unless the context indicates otherwise.  When we refer to “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, the wholly owned subsidiary of Anchor Bancorp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands, except share data) (Unaudited)	March 31, 2015	June 30, 2014
ASSETS
Cash and cash equivalents	$12,885	$14,758
Securities available-for-sale, at fair value, amortized cost of $31,329 and $39,107	31,359	38,917
Securities held-to-maturity, at amortized cost, fair value of $8,041 and $8,908	7,903	8,765
Loans receivable, net of allowance for loan losses of $3,818 and $4,624	277,592	281,526
Bank owned life insurance investment, net of surrender charges	19,835	19,428
Accrued interest receivable	1,045	1,236
Real estate owned, net ("REO")	676	5,067
Federal Home Loan Bank ("FHLB") stock, at cost	5,859	6,046
Property, premises, and equipment, at cost, less accumulated depreciation of $14,290 and $14,777	11,212	11,313
Deferred tax asset, net	8,696	555
Prepaid expenses and other assets	1,227	1,517
Total assets	$378,289	$389,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$42,208	$41,149
Interest-bearing	256,017	269,885
Total deposits	298,225	311,034

FHLB advances	10,000	17,500
Advance payments by borrowers for taxes and insurance	1,583	891
Supplemental Executive Retirement Plan liability	1,704	1,715
Accounts payable and other liabilities	3,610	4,313
Total liabilities	315,122	335,453
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, authorized 45,000,000 shares; 2,550,000 issued and 2,479,143 outstanding at March 31, 2015 and 2,550,000 shares issued and 2,473,981 outstanding at June 30, 2014, respectively	25	25
Additional paid-in capital	23,376	23,293
Retained earnings, substantially restricted	41,116	31,914
Unearned Employee Stock Ownership Plan ("ESOP") shares	(745)	(797)
Accumulated other comprehensive loss, net of tax	(605)	(760)
Total stockholders’ equity	63,167	53,675
Total liabilities and stockholders’ equity	$378,289	$389,128

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except share data) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2015	2014	2015	2014
Interest income:
Loans receivable, including fees	$3,914	$4,198	$12,019	$12,643
Securities	13	17	42	96
Mortgage-backed securities	202	241	628	729
Total interest income	4,129	4,456	12,689	13,468
Interest expense:
Deposits	666	706	2,053	2,229
FHLB advances	25	157	317	587
Total interest expense	691	863	2,370	2,816
Net interest income before provision for loan losses	3,438	3,593	10,319	10,652
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	3,438	3,593	10,319	10,652
Noninterest income
Deposit service fees	315	376	1,045	1,146
Other deposit fees	188	193	552	592
Gain on sale of investments	—	—	47	—
Loan fees	138	217	426	513
(Loss) gain on sale of loans	(10)	15	(20)	2
Bank owned life insurance ("BOLI") investment	134	140	407	417
Other income	74	134	391	409
Total noninterest income	839	1,075	2,848	3,079
Noninterest expense
Compensation and benefits	2,009	2,030	5,977	6,045
General and administrative expenses	662	720	2,031	2,348
Real estate owned impairment	20	109	150	932
Real estate owned holding costs	31	104	247	331
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	65	106	311	390
Information technology	434	432	1,302	1,300
Occupancy and equipment	486	458	1,431	1,377
Deposit services	89	161	471	464
Marketing	146	177	456	470
Loss (gain) on sale of property, premises and equipment	63	—	62	(8)
Gain on sale of real estate owned	(161)	(14)	(269)	(43)
Total noninterest expense	3,844	4,283	12,169	13,606
Income before provision for income taxes	433	385	998	125
Provision (benefit) for income taxes	128	—	(8,205)	—
Net income	$305	$385	$9,203	$125
Basic earnings per share	$0.12	$0.16	$3.72	$0.05
Diluted earnings per share	$0.12	$0.16	$3.72	$0.05

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands)(Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2015	2014	2015	2014
NET INCOME	$305	$385	$9,203	$125
OTHER COMPREHENSIVE INCOME, net of income tax
Unrealized holding gains on available-for-sale securities during the period, net of income tax expense of $64, $0, $64, and $0, respectively	124	265	202	259
Adjustment for realized gains included in net income	—	—	(47)	—
Other comprehensive income, net of income tax	124	265	155	259
COMPREHENSIVE INCOME	$429	$650	$9,358	$384

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Nine Months Ended March 31,

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,203	$125
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	502	457
Net amortization of premiums on securities	467	561
ESOP expense	135	89
Real estate owned impairment	150	932
Deferred federal income taxes	(8,205)	—
Income from bank owned life insurance investment	(407)	(417)
Loss (gain) on sale of loans	20	(2)
Gain on sale of investments	(47)	—
Originations of loans held for sale	(20)	(1,653)
Proceeds from sale of loans held for sale	—	2,122
Loss (gain) on sale of property, premises, and equipment	62	(8)
Gain on sale of real estate owned	(269)	(43)
Change in operating assets and liabilities:
Accrued interest receivable	191	306
Prepaid expenses, other assets, and income tax receivable	290	3,925
Supplemental Executive Retirement Plan	(11)	(46)
Accounts payable and other liabilities	(703)	163
Net cash provided by operating activities	1,358	6,511
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, maturities and calls of available-for-sale securities	2,335	995
Principal repayments on available-for-sale securities	5,027	6,615
Principal repayments on held-to-maturity securities	859	1,181
Loan originations, net of undisbursed loan proceeds and principal repayments	2,087	(3,213)
Proceeds from sale of real estate owned	6,569	5,151
Capital improvements on real estate owned	(28)	(480)
Proceeds from sale of property, premises, and equipment, net	—	8
Purchase of fixed assets	(463)	(444)
Net cash provided by investing activities	16,386	9,813
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(12,809)	(12,850)
Net change in advance payments by borrowers for taxes and insurance	692	656
Proceeds from FHLB advances	35,100	—
Repayment of FHLB advances	(42,600)	(47,400)
Net cash used in financing activities	$(19,617)	$(59,594)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(1,873)	$(43,270)
Beginning of period	14,758	65,353
End of period	$12,885	$22,083

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands, except share data) (Unaudited)	Nine Months Ended March 31,

	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities:
Net loans transferred to real estate owned	$2,031	$4,877
Unrealized holding gains on available-for-sale securities	$202	$259
Cash paid during the period for interest	$2,412	$2,867

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

Anchor Bank is a community-based savings bank primarily serving Western Washington through its 11 full-service bank offices (including one Wal-Mart in-store location) within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, Washington.  Anchor Bank’s business consists of attracting deposits from the public and utilizing those deposits to originate loans.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2014 (“2014 Form 10-K”). The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2015. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported consolidated net income or equity. The Company has evaluated events and transactions subsequent to June 30, 2014 for potential recognition or disclosure.

Note 3 - Recently Issued Accounting Pronouncements

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

In January 2015, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the concept of an extraordinary item. The Board released the new guidance as part of its simplification initiative, which, as explained in the ASU, is intended to “identify, evaluate and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. To be considered an extraordinary item under existing U.S. GAAP, an event or transaction must be unusual in nature and must occur infrequently. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. For all entities, the ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements. If an entity chooses to apply the guidance prospectively, it must disclose whether amounts included in income from continuing operations after adoption of the ASU are related to events and transactions previously recognized and classified as extraordinary items before the date of adoption. Early adoption is permitted if the guidance is applied as of the beginning of the

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

annual period of adoption. The adoption of ASU 2015-01 is not expected to have a material impact on the Company’s financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for periods beginning after December 15, 2015, for public companies. For private companies and not-for-profit organizations, the ASU will be effective for annual periods beginning after December 15, 2016; and for interim periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2015-02 is not expected to have a material impact on the Company’s financial statements.

Note 4 - Supervisory Directive

Anchor Bank entered into an Order to Cease and Desist (“Order”) with the FDIC and the Washington State Department of Financial Institutions, Division of Banks (“DFI”) on August 12, 2009. On September 5, 2012, the FDIC and the DFI terminated the Order and it was replaced with a Supervisory Directive with the DFI. The Supervisory Directive with the DFI was terminated on November 20, 2014. The Federal Reserve Bank of San Francisco terminated the Supervisory Directive it had with the Company on January 13, 2015.

Note 5 - Earnings Per Share ("EPS")

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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
	(Dollars in thousands, except share data)
Net income	$305	$385	$9,203	$125
Weighted-average common shares outstanding	2,478,283	2,468,683	2,476,562	2,466,983
Basic earnings per share	$0.12	$0.16	$3.72	$0.05
Diluted earnings per share	$0.12	$0.16	$3.72	$0.05

There were no antidilutive stock options or other potential common shares at or for the three and nine months ended March 31, 2015 and 2014.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Investments

The amortized cost and estimated fair market values of investment securities as of March 31, 2015 and June 30, 2014, were as follows:

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$436	$1	$—	$437
Mortgage-backed securities:
FHLMC (1)	12,360	199	(90)	12,469
FNMA (2)	17,525	89	(160)	17,454
GNMA (3)	1,008	—	(9)	999
	$31,329	$289	$(259)	$31,359
Securities held-to-maturity
Municipal bonds	$121	$—	$—	$121
Mortgage-backed securities:
FHLMC	3,525	107	(44)	3,588
FNMA	1,971	141	(16)	2,096
GNMA	2,286	—	(50)	2,236
	$7,903	$248	$(110)	$8,041
(1) Federal Home Loan Mortgage Corporation ("Freddie Mac")
(2) Federal National Mortgage Association ("Fannie Mae")
(3) Government National Mortgage Association ("Ginnie Mae")

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$443	$3	$—	$446
Mortgage-backed securities:
FHLMC	16,901	242	(187)	16,956
FNMA	20,567	90	(326)	20,331
GNMA	1,196	—	(12)	1,184
	$39,107	$335	$(525)	$38,917
Securities held-to-maturity
Municipal bonds	$127	$—	$—	$127
Mortgage-backed securities:
FHLMC	3,958	122	(63)	4,017
FNMA	2,268	155	(29)	2,394
GNMA	2,412	—	(42)	2,370
	$8,765	$277	$(134)	$8,908

There were 29 and 38 securities in an unrealized loss position at March 31, 2015 and June 30, 2014, respectively. The unrealized losses on investments in mortgage-backed securities relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities prior to their maturity. We do expect to recover the

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of March 31, 2015 and June 30, 2014, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$—	$—	$5,746	$(90)	$5,746	$(90)
FNMA	1,893	(20)	9,215	(140)	11,108	(160)
GNMA	—	—	999	(9)	999	(9)
	$1,893	$(20)	$15,960	$(239)	$17,853	$(259)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$2,410	$(44)	$2,410	$(44)
FNMA	—	—	802	(16)	802	(16)
GNMA	—	—	2,236	(50)	2,236	(50)
	$—	$—	$5,448	$(110)	$5,448	$(110)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$—	$—	$9,072	$(187)	$9,072	$(187)
FNMA	—	—	15,799	(326)	15,799	(326)
GNMA	—	—	1,184	(12)	1,184	(12)
	$—	$—	$26,055	$(525)	$26,055	$(525)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$2,642	$(63)	$2,642	$(63)
FNMA	—	—	862	(29)	862	(29)
GNMA	—	—	2,370	(42)	2,370	(42)
	$—	$—	$5,874	$(134)	$5,874	$(134)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual maturities of securities at March 31, 2015 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

March 31, 2015	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds:
Due within one year	$250	$251
Due after one to five years	—	—
Due after five to ten years	—	—
Due after ten years	186	186
Mortgage-backed securities:
FHLMC	12,360	12,469
FNMA	17,525	17,454
GNMA	1,008	999
	$31,329	$31,359

Securities held-to-maturity
Municipal bonds:
Due after ten years	$121	$121
Mortgage-backed securities:
FHLMC	3,525	3,588
FNMA	1,971	2,096
GNMA	2,286	2,236
	$7,903	$8,041

Sales of securities available-for-sale for the dates indicated are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(In thousands)
Proceeds from sales	$—	$—	$2,335	$—
Proceeds from maturities and calls	—	—	—	995
Gross realized gains	—	—	65	—
Gross realized losses	—	—	(18)	—

Pledged securities at the dates indicated are summarized as follows:

	March 31, 2015		June 30, 2014
Pledged to secure:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Public deposits	$12,662	$12,776	$10,081	$10,154
FHLB borrowings	1,862	1,938	2,223	2,301
Federal Reserve borrowing line	1,007	995	1,127	1,120

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Loans Receivable, net

Loans receivable consisted of the following at the dates indicated:

	March 31, 2015	June 30, 2014
	(In thousands)
Real estate:
One-to-four family	$59,863	$63,009
Multi-family	42,015	47,507
Commercial	112,358	107,828
Construction	22,010	19,690
Land	4,130	4,126
Total real estate	240,376	242,160
Consumer:
Home equity	18,512	20,894
Credit cards	3,233	3,548
Automobile	776	1,073
Other consumer	2,299	2,838
Total consumer	24,820	28,353

Commercial business	17,276	16,737
Total loans	282,472	287,250
Less:
Deferred loan fees	1,062	1,100
Allowance for loan losses	3,818	4,624
Loans receivable, net	$277,592	$281,526

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 03/31/15
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,288	$64	$344	$421	$94	$533	$1,191	$65	$4,000
Provision (benefit) for loan losses	108	(3)	(21)	(121)	(28)	83	(12)	(6)	—
Charge-offs	(175)	—	—	—	—	(157)	—	—	(332)
Recoveries	38	—	—	93	—	18	1	—	150
Ending balance	$1,259	$61	$323	$393	$66	$477	$1,180	$59	$3,818

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2015:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Nine months ended 03/31/15
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,550	$229	$682	$190	$74	$587	$1,231	$81	$4,624
Provision (benefit) for loan losses	35	(8)	(19)	(9)	(8)	90	(59)	(22)	—
Charge-offs	(390)	(160)	(340)	—	—	(299)	(86)	—	(1,275)
Recoveries	64	—	—	212	—	99	94	—	469
Ending balance	$1,259	$61	$323	$393	$66	$477	$1,180	$59	$3,818
(1) Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 03/31/14
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,398	$238	$777	$127	$62	$694	$947	$30	$4,273
Provision (benefit) for loan losses	112	60	(519)	(51)	(13)	222	192	(3)	—
Charge-offs	(138)	—	(403)	—	—	(193)	(15)	—	(749)
Recoveries	3	—	620	23	—	23	4	—	673
Ending balance	$1,375	$298	$475	$99	$49	$746	$1,128	$27	$4,197

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2015:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$2,250	$2,751	$—
Multi-family	350	368	—
Land	233	246	—
Home equity	65	66	—
Commercial business	186	248	—
With an allowance recorded
One-to-four family	$8,527	$8,546	$709
Land	411	411	4
Home equity	215	215	41
Commercial business	156	156	2
Total
One-to-four family	$10,777	$11,297	$709
Multi-family	350	368	—
Land	644	657	4
Home equity	280	281	41
Commercial business	342	404	2
Total	$12,393	$13,007	$756

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and nine months ended March 31, 2015:

	Three Months Ended March 31, 2015		Nine Months Ended March 31, 2015

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded
One-to-four family	$2,666	$22	$2,482	$66
Multi-family	371	2	368	5
Commercial real estate	—	—	110	—
Land	240	3	277	10
Home equity	66	1	106	3
Commercial business	217	3	156	8
With an allowance recorded
One-to-four family	$8,424	$88	$8,511	$264
Multi-family	—	—	79	—
Commercial real estate	—	—	925	—
Land	448	7	460	19
Home equity	254	3	219	8
Commercial business	157	2	275	6
Total
One-to-four family	$11,090	$110	$10,993	$330
Multi-family	371	2	447	5
Commercial real estate	—	—	1,035	—
Land	687	10	737	29
Home equity	321	4	325	11
Commercial business	374	5	431	14
Total	$12,843	$131	$13,968	$389

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2015:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$1,259	$61	$323	$393	$66	$477	$1,180	$59	$3,818
Ending balance: individually evaluated for impairment	709	—	—	—	4	41	2	—	756
Ending balance: collectively evaluated for impairment	$550	$61	$323	$393	$62	$436	$1,178	$59	$3,062

Loans receivable:
Ending balance	$59,863	$42,015	$112,358	$22,010	$4,130	$24,820	$17,276	$—	$282,472
Ending balance: individually evaluated for impairment	10,777	350	—	—	644	280	342	—	12,393
Ending balance: collectively evaluated for impairment	$49,086	$41,665	$112,358	$22,010	$3,486	$24,540	$16,934	$—	$270,079

(1)	Consumer loans include home equity, credit cards, auto and other consumer loans.

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

The following table presents the recorded investment in nonaccrual and loans past due 90 days still accruing interest by type of loans as of the dates indicated:

	March 31, 2015	June 30, 2014
	(In thousands)
One-to-four family	$2,104	$2,101
Multi-family	351	158
Commercial	—	2,070
Land	—	150
Credit cards	6	—
Other consumer	31	—
Commercial business	122	235
Total	$2,614	$4,714

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class, as of March 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$1,709	$—	$2,104	$3,813	$56,050	$59,863
Multi-family	—	—	351	351	41,664	42,015
Commercial real estate	—	—	—	—	112,358	112,358
Construction	—	—	—	—	22,010	22,010
Land	—	—	—	—	4,130	4,130
Home equity	79	—	—	79	18,433	18,512
Credit cards	15	—	6	21	3,212	3,233
Automobile	23	—	—	23	753	776
Other consumer	15	—	31	46	2,253	2,299
Commercial business	138	—	122	260	17,016	17,276
Total	$1,979	$—	$2,614	$4,593	$277,879	$282,472

(1) Includes loans on nonaccrual status.

The following table presents past due loans, net of partial loan charge-offs, by class as of June 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$1,384	$819	$2,101	$4,304	$58,705	$63,009
Multi-family	32	—	158	190	47,317	47,507
Commercial real estate	—	—	2,070	2,070	105,758	107,828
Construction	—	—	—	—	19,690	19,690
Land	—	—	150	150	3,976	4,126
Home equity	239	108	—	347	20,547	20,894
Credit cards	32	27	—	59	3,489	3,548
Automobile	14	—	—	14	1,059	1,073
Other consumer	43	—	—	43	2,795	2,838
Commercial business	64	—	235	299	16,438	16,737
Total	$1,808	$954	$4,714	$7,476	$279,774	$287,250
(1) Includes loans on nonaccrual status.

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

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table presents the internally assigned grade as of March 31, 2015, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$46,842	$41,665	$108,906	$22,010	$3,486	$17,329	$3,212	$690	$2,199	$13,943	$260,282
Watch	5,181	—	436	—	—	766	15	86	69	1,059	7,612
Special Mention	4,820	—	3,016	—	233	368	—	—	—	1,048	9,485
Substandard	3,020	350	—	—	411	49	6	—	31	1,226	5,093
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$59,863	$42,015	$112,358	$22,010	$4,130	$18,512	$3,233	$776	$2,299	$17,276	$282,472

The following table presents the credit risk profile based on payment activity as of March 31, 2015, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Performing	$57,759	$41,664	$112,358	$22,010	$4,130	$18,512	$3,227	$776	$2,268	$17,154	$279,858
Nonperforming (1)	2,104	351	—	—	—	—	6	—	31	122	2,614
Total	$59,863	$42,015	$112,358	$22,010	$4,130	$18,512	$3,233	$776	$2,299	$17,276	$282,472
(1) Loans that are more than 90 days past due and still accruing interest and nonaccrual loans are considered nonperforming. At March 31, 2015, there were $6 in loans 90 days past due and still accruing interest.

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

Troubled Debt Restructures. At March 31, 2015 and June 30, 2014, troubled debt restructured loans (“TDRs”), included in impaired loans above, totaled $10.6 million with $1.2 million in nonaccrual and $11.3 million with $1.4 million in nonaccrual, respectively. Restructured loans are an option that the Bank uses to minimize risk of loss and are a concession granted to a borrower experiencing financial difficulties that it would not otherwise consider. The modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank's best interest. At March 31, 2015, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.
The following table presents TDRs by accrual versus nonaccrual status and by loan class as of March 31, 2015:

	March 31, 2015
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$8,267	$1,186	$9,453
Land	644	—	644
Home equity	279	—	279
Commercial business	220	—	220
Total	$9,410	$1,186	$10,596

The following table presents TDRs by accrual versus nonaccrual status and by loan class as of June 30, 2014:

	June 30, 2014
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$8,590	$1,355	$9,945
Land	727	—	727
Home equity	367	—	367
Commercial business	222	—	222
Total	$9,906	$1,355	$11,261

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present TDRs and their recorded investment prior to the modification and after the modification for TDR transactions that originated during the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Nine Months Ended March 31, 2015
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
	(Dollars in thousands)
One-to-four family	—	$—	$—	1	$197	$195
Total	—	$—	$—	1	$197	$195

	Three Months Ended March 31, 2014			Nine Months Ended March 31, 2014
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
	(Dollars in thousands)
One-to-four family	—	$—	$—	4	$704	$772
Home equity	—	—	—	1	75	68
Commercial business	—	—	—	1	145	158
Total	—	$—	$—	6	$924	$998

For the three and nine months ended March 31, 2015, there were no TDRs modified within the previous 12 months for which there was a payment default within 12 months of their restructure.

The following table presents TDRs modified within the previous 12 months for which there was a payment default within 12 months of their restructure for the dates indicated:

		Three Months Ended March 31, 2014		Nine Months Ended March 31, 2014
	Number of Contracts		Number of Contracts

	(Dollars in thousands)
One-to-four family	2	$242	2	$242
Home equity	—	—	1	87
Total	2	$242	3	$329

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Real Estate Owned, net

The following table is a summary of real estate owned activity for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2015	2014	2015	2014
	(In thousands)
Balance at the beginning of the period	$600	$5,012	$5,067	$6,212
Net loans transferred to real estate owned	207	1,124	2,031	4,877
Capitalized improvements	—	1	28	480
Sales	(111)	(499)	(6,300)	(5,108)
Impairments	(20)	(109)	(150)	(932)
Balance at the end of the period	$676	$5,529	$676	$5,529

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

Compensation expense related to the ESOP for the three months ended March 31, 2015 and 2014 was $37,000 and $31,000, respectively. For the nine months ended March 31, 2015 and 2014 compensation expense related to the ESOP was $135,000 and $89,000, respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	March 31, 2015	June 30, 2014
	(Dollars in thousands)
Allocated shares	31,141	25,981
Unallocated shares	70,859	76,019
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,595	$1,451

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 - Fair Value Measurements

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

There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended March 31, 2015. The following tables show the Company's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$437	$—	$437
Mortgage-backed securities:
FHLMC	—	12,469	—	12,469
FNMA	—	17,454	—	17,454
GNMA	—	999	—	999

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$446	$—	$446
Mortgage-backed securities:
FHLMC	—	16,956	—	16,956
FNMA	—	20,331	—	20,331
GNMA	—	1,184	—	1,184

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balances of assets measured at fair value on a nonrecurring basis at March 31, 2015:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$5,030	$5,030
Commercial	—	—	411	411
Land	—	—	215	215
Commercial business	—	—	156	156
Total impaired loans	—	—	5,812	5,812

Real estate owned:
Land	—	—	164	164
Total real estate owned	—	—	164	164

Total	$—	$—	$5,976	$5,976

The following table presents the balances of assets measured at fair value on a nonrecurring basis at June 30, 2014:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$2,488	$2,488
Commercial	—	—	1,850	1,850
Land	—	—	88	88
Commercial business	—	—	392	392
Total impaired loans	—	—	4,818	4,818

Real estate owned:
One-to-four family	$—	$—	$364	$364
Commercial	—	—	3,539	3,539
Land	—	—	18	18
Total real estate owned	—	—	3,921	3,921

Total	$—	$—	$8,739	$8,739

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair values of impaired loans and real estate owned properties are generally based on third party appraisal of the properties, resulting in Level 3 classification.
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2015 and June 30, 2014:

	March 31, 2015
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans	$5,812	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (5%)
Real estate owned	$164	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (3%)

	June 30, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans	$4,818	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (4%)
Real estate owned	$3,921	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (18%)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of March 31, 2015 and June 30, 2014:

	March 31, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$12,885	$12,885	$12,885	$—	$—
Securities available-for-sale	31,359	31,359	—	31,359	—
Securities held-to-maturity	7,903	8,041	—	8,041	—
FHLB stock	5,859	5,859	—	5,859	—
Loans receivable, net	277,592	280,645	—	—	280,645
Bank owned life insurance investment, net of surrender charges	19,835	19,835	—	19,835	—
Accrued interest receivable	1,045	1,045	—	1,045	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$171,032	$171,032	$171,032	$—	$—
Certificates of deposit	127,193	126,805	—	126,805	—
FHLB advances	10,000	9,968	—	9,968	—

	June 30, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$14,758	$14,758	$14,758	$—	$—
Securities available-for-sale	38,917	38,917	—	38,917	—
Securities held-to-maturity	8,765	8,908	—	8,908	—
FHLB stock	6,046	6,046	—	6,046	—
Loans receivable, net	281,526	278,800	—	—	278,800
Bank owned life insurance investment, net of surrender charges	19,428	19,428	—	19,428	—
Accrued interest receivable	1,236	1,236	—	1,236	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$173,223	$173,223	$173,223	$—	$—
Certificates of deposit	137,811	137,627	—	137,627	—
FHLB advances	17,500	17,661	—	17,661	—

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
Loans receivable, net - For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value of fixed-rate loans is estimated using discounted cash flow analysis, utilizing interest rates that would be offered for loans with similar terms to borrowers of similar credit quality. As a result of current market conditions, cash flow estimates have been further discounted to include a credit factor. The fair value of nonperforming loans is estimated using the fair value of the underlying collateral.
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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 - Federal Income Taxes

The following table reflects the effect of temporary differences that give rise to the components of the net deferred tax assets as of March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014
	(In thousands)

Deferred tax assets
Allowance for loan losses	$3,234	$3,446
AMT credit carryforward	198	198
Deferred compensation - SERP	581	583
Securities impairment charge	340	340
Net operating loss carryforward	5,605	4,943
Real estate owned	167	992
Accumulated depreciation	114	94
Unrealized loss on securities available-for-sale	54	65
Total deferred tax assets	10,293	10,661

Deferred tax liabilities
Deferred loan fees and costs	456	395
FHLB stock dividends	1,036	1,035
Mortgage servicing rights	102	125
Other common, net	3	72
Total deferred tax liability	1,597	1,627

Net deferred tax asset, before valuation allowance	8,696	9,034
Valuation allowance	—	8,479
Net deferred tax asset, after valuation allowance	$8,696	$555

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

As of March 31, 2015, the Condensed Consolidated Statement of Financial Condition included a net deferred tax asset of $8.7 million. Our primary deferred tax assets relate to our ALLL and our net operating loss carryforward, in the amount of $16.2 million, which will begin to expire in 2031.

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. Each quarter, we consider positive evidence, which may include taxes paid in carryback years, reversing timing differences, available tax planning strategies, and projected taxable income and weigh it against negative evidence, which may include cumulative losses in the most recent three year period and uncertainty regarding

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

short-term future earnings, among other items. At December 31, 2014, management determined that the valuation allowance on the deferred tax asset was no longer necessary. This determination was based on sufficient positive evidence associated with our return to profitability, demonstrated through cumulative earnings over the recent three year period, strong quarterly income, and our projections for future taxable income.

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

Background and Overview

Anchor Bancorp is a bank holding company which primarily engages in the business activity of its subsidiary, Anchor Bank. Anchor Bank is a community-based savings bank primarily serving Western Washington through our 11 full-service banking offices (including one Wal-Mart in-store location) within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences, as well as consumer loans, with an emphasis on home equity loans and lines of credit. Since 1990, we have been aggressively offering commercial real estate loans and multi-family loans primarily in Western Washington.

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates also affect our net interest income. Additionally, to offset the impact of the current low interest rate environment, we are seeking other means of increasing interest income while controlling expenses. We intend to enhance the mix of our assets by further increasing our commercial business relationships which have higher risk-adjusted returns. These commercial business relationships also typically help us generate lower cost deposits. A secondary source of income is noninterest income, which includes gains on sales of assets, and revenue we receive from providing products and services. In recent years, our noninterest expense has exceeded our net interest income after provision for loan losses and we have relied primarily on fee income to supplement our net interest income.

Our operating expenses consist primarily of compensation and benefits, general and administrative, real estate owned expenses, FDIC insurance premiums, information technology, occupancy and equipment, deposit services and marketing expenses. Compensation and benefits expense consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.

Anchor Bank entered into the Order with the FDIC and the Washington DFI on August 12, 2009. Anchor Bank became subject to the Order primarily because of its increased level of nonperforming assets, reduced capital position and pre-tax operating losses in 2010 and 2009. On September 5, 2012, Anchor Bank's regulators, the FDIC and the DFI, terminated the Order and the Bank became subject to a Supervisory Directive with the DFI. The Supervisory Directive with the DFI was terminated on November 20, 2014. The Federal Reserve Bank of San Francisco terminated the Supervisory Directive it had with the Company on January 13, 2015.
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

Comparison of Financial Condition at March 31, 2015 and June 30, 2014

General. Total assets decreased by $10.8 million, or 2.8%, to $378.3 million at March 31, 2015 from $389.1 million at June 30, 2014. The decrease in assets during this period was primarily a result of a $7.6 million, or 19.4%, decline in securities available-for-sale, a $4.4 million, or 86.7%, decline in real estate owned ("REO"), net and a $3.9 million, or 1.4%, decline in loans receivable, net, at March 31, 2015 from June 30, 2014. Cash and cash equivalents also decreased by $1.9 million, or 12.7%, at March 31, 2015 from June 30, 2014. Total liabilities decreased $20.3 million, or 6.1%, to $315.1 million at March 31, 2015 compared to $335.5 million at June 30, 2014, primarily due to the decline in deposits and FHLB advances. Total deposits decreased $12.8 million, or 4.1%, primarily as a result of a decrease in certificates of deposit, and FHLB advances decreased $7.5 million, or 42.9%, at March 31, 2015 from June 30, 2014.

Assets. The following table details the increases and decreases in the composition of the Company's assets from June 30, 2014 to March 31, 2015:

	Balance at March 31, 2015	Balance at June 30, 2014	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$12,885	$14,758	$(1,873)	(12.7)%
Mortgage-backed securities, available-for-sale	30,922	38,471	(7,549)	(19.6)
Mortgage-backed securities, held-to-maturity	7,782	8,638	(856)	(9.9)
Loans receivable, net of allowance for loan losses	277,592	281,526	(3,934)	(1.4)
Real estate owned, net	676	5,067	(4,391)	(86.7)

Mortgage-backed securities available-for-sale decreased $7.5 million, or 19.6%, to $30.9 million at March 31, 2015 from $38.5 million at June 30, 2014. Mortgage-backed securities held-to-maturity decreased $856,000 or 9.9%, to $7.8 million at March 31, 2015 from $8.6 million at June 30, 2014. The decreases in these portfolios were primarily the result of contractual principal repayments and the sale of five securities totaling $2.4 million.

Loans receivable, net, decreased $3.9 million, or 1.4%, to $277.6 million at March 31, 2015 from $281.5 million at June 30, 2014 as a result of principal reductions exceeding new loan production. Multi-family loans decreased $5.5 million, or 11.6%, to $42.0 million at March 31, 2015 from $47.5 million at June 30, 2014. One-to-four family loans decreased $3.1 million, or 5.0%, to $59.9 million at March 31, 2015 from $63.0 million at June 30, 2014 and consumer loans decreased $3.5 million, or 12.5%, to $24.8 million at March 31, 2015 from $28.4 million at June 30, 2014 as consumers continue to reduce their debt. Partially offsetting these decreases were increases in construction, commercial real estate and commercial business loans. Construction loans increased $2.3 million, or 11.8%, to $22.0 million at March 31, 2015 from $19.7 million at June 30, 2014. Of that increase, $3.5 million was attributable to increases in loans for multi-family construction. Commercial real estate loans increased $4.5 million, or 4.2%, to $112.3 million at March 31, 2015 from $107.8 million at June 30, 2014 and commercial business loans increased $539,000 or 3.2% to $17.3 million at March 31, 2015 from $16.7 million at June 30, 2014. The demand for loans in our market area has been modest during the current economic recovery.

As of March 31, 2015, the Company had 10 REO properties with an aggregate book value of $676,000 compared to 10 properties with an aggregate book value of $600,000 at December 31, 2014, 20 properties with an aggregate book value of $5.1 million at June 30, 2014, and 19 properties with an aggregate book value of $5.5 million at March 31, 2014.  The increase in the aggregate book value of REO properties during the quarter ended March 31, 2015 from the linked quarter was primarily attributable to the addition of two one-to-four family properties. During the quarter ended March 31, 2015, the Company sold a one-to-four family property for $115,000 and one parcel for $8,000, resulting in an aggregate loss on sale of $2,000. During the quarter the Company had additional funds recovered for a commercial real estate property sold in December that resulted in an increase of $163,000 for gain on sale. At March 31, 2015, the largest REO property was a one-to-four family home in Grays Harbor County, Washington with a book value of $209,000.

Liabilities. Total liabilities decreased $20.3 million between June 30, 2014 and March 31, 2015. Deposits decreased $12.8 million, or 4.1%, to $298.2 million at March 31, 2015 from $311.0 million at June 30, 2014. Our core deposits, which consist of all deposits other than certificates of deposit, decreased by $2.2 million, or 1.3%, to $171.0 million from $173.2 million at June 30, 2014. Certificates of deposit decreased $10.6 million, or 7.7%, to $127.2 million at March 31, 2015 from $137.8 million at June 30, 2014. The decrease in certificates of deposit was partially offset by an increase of $2.2 million, or 5.5%, in savings deposits. Federal Home Loan Bank advances decreased $7.5 million, or 42.6%, to $10.0 million, as we used excess proceeds from the repayment and sales of securities to reduce borrowings.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at March 31, 2015	Balance at June 30, 2014	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$42,208	$41,149	$1,059	2.6%
Interest-bearing demand deposits	22,084	22,771	(687)	(3.0)
Money market accounts	64,876	69,610	(4,734)	(6.8)
Savings deposits	41,864	39,693	2,171	5.5
Certificates of deposit	127,193	137,811	(10,618)	(7.7)
Total deposit accounts	$298,225	$311,034	$(12,809)	(4.1)%

Stockholders' Equity. Total stockholders' equity increased $9.5 million from $53.7 million at June 30, 2014 to $63.2 million at March 31, 2015. The increase was primarily the result of income of $9.2 million of which $8.3 million was from the reversal of our DTA valuation allowance and $998,000 from operating income during the nine months ended March 31, 2015.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2015 and 2014

General. Net income for the three months ended March 31, 2015 was $305,000 or $0.12 per diluted share, compared to net income of $385,000 or $0.16 per diluted share for the three months ended March 31, 2014. For the nine months ended March 31, 2015 the net income was $9.2 million or $3.72 per diluted share, which includes $8.3 million tax benefit related to the reversal of the valuation allowance on deferred tax assets ("DTA"), compared to net income of $125,000, or $0.05 per diluted share, for the same period last year.

Net Interest Income. Net interest income before the provision for loan losses decreased $155,000, or 4.3%, to $3.4 million from $3.6 million for the quarter ended March 31, 2014. For the nine months ended March 31, 2015, net interest income before the provision for loan losses decreased $333,000, or 3.1%, to $10.3 million from $10.7 million for the same period in 2014. The decreases in net interest income for the current three and nine month periods compared to the comparable periods a year ago were primarily the result of declines in the yields earned on our loan and securities portfolios, as well as the lower average deposit and FHLB advance balances.

The Company's net interest margin decreased two basis points to 4.07% for the quarter ended March 31, 2015 from 4.09% for the comparable period in 2014 as the average yield on interest-earning assets decreased 18 basis points to 4.89% for the quarter ended March 31, 2015 compared to 5.07% for the same period in 2014. The average yield on loans decreased 50 basis points to 5.54% for the quarter ended March 31, 2015 from 6.04% for the same period in 2014. The higher yield for the quarter ended March 31, 2014 was due to a one time recovery of interest for nonperforming loans of $97,000. The average cost of interest-bearing liabilities decreased 14 basis points to 1.04% for the quarter ended March 31, 2015 compared to 1.18% for the same period in the prior year as the cost of our liabilities continued to decline, as mentioned above, due to the reduction in the average outstanding balance of certificates of deposit and FHLB advances, and a 255 basis point decline in the average rates paid on FHLB advances.

The following table sets forth the changes to our net interest income for the three months ended March 31, 2015 compared to the same period in 2014. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(346)	$62	$(284)
Mortgage-backed securities	10	(49)	(39)
Investment securities, FHLB stock and cash and cash equivalents	2	(6)	(4)
Total net change in income on interest-earning assets	$(334)	$7	$(327)
Interest-bearing liabilities:
Savings deposits	$—	$1	$1
Interest-bearing demand deposits	—	—	—
Money market accounts	—	(3)	(3)
Certificates of deposit	23	(61)	(38)
FHLB advances	(62)	(70)	(132)
Total net change in expense on interest-bearing liabilities	(39)	(133)	(172)
Net change in net interest income	$(295)	$140	$(155)

For the nine months ended March 31, 2015, the Company's net interest margin increased 17 basis points to 4.02% compared to 3.85% for the same period in 2014, reflecting the decline in our average interest-bearing liabilities. The average yield on interest-earning assets increased nine basis points to 4.95% for the nine months ended March 31, 2015 compared to 4.86% for the same period in the prior year. The increase in the average yield on interest earning assets was the result of the sale of lower rate mortgage-backed securities during the nine months ended March 31, 2015. The average cost of interest-bearing liabilities decreased six basis points to 1.15% for the nine months ended March 31, 2015 compared to 1.21% for the same period of the prior year as the cost of our liabilities continue to decline, due to the reduction in the balances of our higher costing FHLB advances and of certificates of deposit as a percentage of our overall interest bearing liabilities.

The following table sets forth the changes to our net interest income for the nine months ended March 31, 2015 compared to the same period in 2014:

	Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(609)	$(15)	$(624)
Mortgage-backed securities	35	(136)	(101)
Investment securities, FHLB stock and cash and cash equivalents	(6)	(48)	(54)
Total net change in income on interest-earning assets	$(580)	$(199)	$(779)
Interest-bearing liabilities:
Savings deposits	$—	$3	$3
Interest-bearing demand deposits	—	—	—
Money market accounts	(1)	(11)	(12)
Certificates of deposit	17	(184)	(167)
FHLB advances	31	(301)	(270)
Total net change in expense on interest-bearing liabilities	47	(493)	(446)
Net change in net interest income	$(627)	$294	$(333)

Interest Income. Total interest income for the three months ended March 31, 2015 decreased $327,000, or 7.3%, to $4.1 million from $4.5 million for the three months ended March 31, 2014. The decrease during the period was primarily attributable to the decline in the average yield of loans receivable, net. Average loans receivable, net, increased $4.1 million during the quarter ended March 31, 2015 compared to the same quarter last year. The average yield on loans receivable, net, decreased 50 basis points to 5.54% for the three months ended March 31, 2015 compared to 6.04% for the same period in the prior year. Average mortgage-backed securities declined $10.3 million during the three months ended March 31, 2015 compared to the same period in the prior year. The average yield on mortgage-backed securities increased 10 basis points to 2.03% for the three months ended March 31, 2015 compared to 1.93% for the same period in the prior year. Average interest-earning assets decreased $14.1 million, or 4.0%, to $337.7 million for the three months ended March 31, 2015 compared to $351.8 million for the same period in 2014.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014		Increase/(Decrease) in Interest and Dividend Income from 2014
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$282,347	5.54%	$278,221	6.04%	$(284)
Mortgage-backed securities	39,721	2.03	49,985	1.93	(39)
Investment securities	560	5.00	582	4.81	—
FHLB stock	5,906	0.14	6,148	0.07	1
Cash and cash equivalents	9,220	0.17	16,870	0.21	(5)
Total interest-earning assets	$337,754	4.89%	$351,806	5.07%	$(327)

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual, calculated net of deferred loan fees and loans in process.

For the nine months ended March 31, 2015, total interest income decreased $779,000, or 5.8%, to $12.7 million from $13.5 million for the nine months ended March 31, 2014. The decrease during the period was primarily attributable to the declines in the average yield on loans receivable, net and to a lesser extent a decline in the average balances of mortgage-backed securities. The average yield on loans receivable, net, decreased 28 basis points to 5.68% for the nine months ended March 31, 2015 compared to 5.96% for the same period in the prior year. Average loans receivable, net, declined $328,000 during the nine months ended March 31, 2015 compared to the same period in the prior year. Average mortgage-backed securities declined $9.8 million during the nine months ended March 31, 2015 compared to the same period in the prior year. The average yield on mortgage-backed securities increased 11 basis points to 1.96% for the nine months ended March 31, 2015 compared to 1.85% for the same period in the prior year. Average interest-earning assets decreased $27.2 million, or 7.4%, to $341.9 million for the nine months ended March 31, 2015 compared to $369.1 million for the same period in 2014.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the nine months ended March 31, 2015 and 2014:

	Nine Months Ended March 31,
	2015		2014		Increase/(Decrease) in Interest and Dividend Income from 2014
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$282,338	5.68%	$282,666	5.96%	$(624)
Mortgage-backed securities	42,702	1.96	52,460	1.85	(101)
Investment securities	565	4.96	1,035	4.90	(17)
FHLB stock	5,969	0.11	6,208	0.11	—
Cash and cash equivalents	10,383	0.21	26,761	0.26	(37)
Total interest-earning assets	$341,957	4.95%	$369,130	4.86%	$(779)

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual, calculated net of deferred loan fees and loans in process.

Interest Expense. Interest expense decreased $172,000 or 19.9% to $691,000 for the three months ended March 31, 2015 from $863,000 for the three months ended March 31, 2014. The decrease during the period was primarily attributable to the reduction of the average balances of certificates of deposit and FHLB advances as well as a reduction in the average rate paid on FHLB advances. The average balance of certificates of deposit declined $13.0 million or 9.2% to $128.0 million for the current quarter while the average cost of these deposits increased seven basis points to 1.95% for the three months ended March 31, 2015 compared to 1.88% for the same period of the prior year. The average balance of FHLB advances declined $7.9 million, or 44.9%, to $9.6 million during the quarter ended March 31, 2015 compared to the same quarter last year and the average cost of these borrowings decreased 255 basis points to 1.04% for the three months ended March 31, 2015 compared to 3.59% for the same period of the prior year. Average interest-bearing liabilities decreased $26.5 million, or 9.1%, to $266.0 million for the three months ended March 31, 2015 compared to $292.5 million for the same period in 2014.

The following table details average balances, cost of funds and the change in interest expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014		Increase/(Decrease) in Interest Expense from 2014
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$41,596	0.15%	$39,189	0.15%	$1
Interest-bearing demand deposits	20,101	0.04	18,951	0.04	—
Money market deposits	66,627	0.14	75,832	0.14	(3)
Certificates of deposit	127,987	1.95	140,992	1.88	(38)
FHLB advances	9,642	1.04	17,500	3.59	(132)
Total interest-bearing liabilities	$265,953	1.04%	$292,464	1.18%	$(172)

For the nine months ended March 31, 2015 interest expense decreased $446,000 or 15.8% to $2.4 million from $2.8 million for the nine months ended March 31, 2014. The decrease during the period was primarily attributable to the reduction of the average balances of certificates of deposit and FHLB advances. The average cost of certificates of deposit increased two basis points to 1.95% for the nine months ended March 31, 2015 compared to 1.93% for the same period of the prior year while the average balance of the deposits declined $12.7 million, or 8.8%, to $131.8 million during this nine month period. The average cost of FHLB advances increased 30 basis points to 3.01% for the nine months ended March 31,2015 compared to 2.71% for the same period of the prior year while the average balance of FHLB advances declined $14.8 million, or 51.3%, to $14.1 million during the nine months ended March 31, 2015 compared to the same period last year. Average interest-bearing liabilities decreased $35.6 million, or 11.4%, to $275.4 million for the nine months ended March 31, 2015 compared to $311.0 million for the same period in 2014.

The following table details average balances, cost of funds and the change in interest expense for the nine months ended March 31, 2015 and 2014:

	Nine Months Ended March 31,
	2015		2014		Increase/(Decrease) in Interest Expense from 2014
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$40,761	0.15%	$38,157	0.15%	$3
Interest-bearing demand deposits	19,899	0.05	20,074	0.05	—
Money market deposits	68,908	0.14	79,419	0.14	(12)
Certificates of deposit	131,799	1.95	144,533	1.93	(167)
FHLB advances	14,059	3.01	28,843	2.71	(270)
Total interest-bearing liabilities	$275,426	1.15%	$311,026	1.21%	$(446)

Provision for Loan Losses. In connection with its analysis of the loan portfolio, management determined that no provision for loan losses was required for both the three and nine months ended March 31, 2015 and 2014. No provision was required during these periods due to the stabilization of the general economy and real estate market, the decline in the level of nonperforming and classified loans, and the decrease in the average balance of the loan portfolio during these periods. Nonperforming loans, those loans which were accruing loans 90 days or more past due or on nonaccrual status, totaled $2.6 million, at March 31, 2015 compared to $4.8 million at March 31, 2014. The ratio of nonperforming loans to total loans was 0.9% at March 31, 2015 compared to 1.7% at March 31, 2014. Total classified loans decreased $4.6 million, or 47.3%, to $5.1 million at March 31, 2015 from $9.7 million at March 31, 2014.

Management considers the allowance for loan losses at March 31, 2015 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by our regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses at and for the three months ended March 31, 2015 and 2014:

	At or For the Three Months Ended March 31,

	2015	2014
	(Dollars in thousands)
Provision for loan losses	$—	$—
Net charge-offs	182	76
Allowance for loan losses	3,818	4,197
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.4%	1.5%
Nonaccrual and 90 days or more past due and still accruing interest	$2,614	$4,765
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	146.1%	88.1%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.9%	1.7%
Total loans	$282,472	$281,038

The following table details activity and information related to the allowance for loan losses at and for the nine months ended March 31, 2015 and 2014:

	At or For the Nine Months Ended March 31,

	2015	2014
	(Dollars in thousands)
Provision for loan losses	$—	$—
Net charge-offs	806	950
Allowance for loan losses	3,818	4,197
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.4%	1.5%
Nonaccrual and 90 days or more past due and still accruing interest	$2,614	$4,765
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	146.1%	88.1%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.9%	1.7%
Total loans	$282,472	$281,038

We continue to restructure our delinquent loans, when appropriate, so our borrowers can continue to make payments while minimizing the Company's potential loss. As of March 31, 2015 and March 31, 2014 there were 42 and 47 loans, respectively, with aggregate net principal balances of $10.6 million, and $13.5 million respectively, that we have identified as TDRs. At March 31, 2015 and March 31, 2014 there were $1.2 million and $294,000, respectively, of TDRs included in nonaccrual loans.

Noninterest Income. Noninterest income decreased $236,000, or 22.0%, to $839,000 for the quarter ended March 31, 2015 compared to $1.1 million for the same quarter a year ago. The following table provides a detailed analysis of the changes in the components of noninterest income for the three months ended March 31, 2015 compared to the same period in 2014:

	Three Months Ended March 31,		Increase (decrease)

	2015	2014	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$315	$376	$(61)	(16.2)%
Other deposit fees	188	193	(5)	(2.6)
Loan fees	138	217	(79)	(36.4)
(Loss) gain on sale of loans	(10)	15	(25)	(166.7)
Bank owned life insurance investment	134	140	(6)	(4.3)
Other income	74	134	(60)	(44.8)
Total noninterest income	$839	$1,075	$(236)	(22.0)%

The decrease in noninterest income was primarily due to loan fees decreasing $79,000, or 36.4%, to $138,000 for the quarter ended March 31, 2015 compared to $217,000 for the same quarter in 2014, due to lower loan originations during the third quarter of fiscal 2015 and deposit service fees and other deposit fees decreasing $66,000, or 11.6%, to $503,000 for the quarter ended March 31, 2015 compared to $569,000 for the same quarter a year ago.

The following table provides a detailed analysis of the changes in the components of noninterest income for the nine months ended March 31, 2015 compared to the same period in 2014:

	Nine Months Ended March 31,		Increase (decrease)

	2015	2014	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$1,045	$1,146	$(101)	(8.8)%
Other deposit fees	552	592	(40)	(6.8)
Gain on sale of investments	47	—	47	—
Loan fees	426	513	(87)	(17.0)
(Loss) gain on sale of loans	(20)	2	(22)	(1,100.0)
Bank owned life insurance investment	407	417	(10)	(2.4)
Other income	391	409	(18)	(4.4)
Total noninterest income	$2,848	$3,079	$(231)	(7.5)%

Noninterest income decreased $231,000, or 7.5%, to $2.8 million during the nine months ended March 31, 2015 compared to $3.1 million for the same period in 2014. The decrease during the nine month period was due to the same reasons stated above, with loan fees decreasing $87,000, or 17.0%, to $426,000 for the nine months ended March 31, 2015 compared to $513,000 for the same period a year ago and deposit service fees and other deposit fees decreasing $141,000, or 8.1%, to $1.6 million for the nine months ended March 31, 2015 compared to $1.7 million for the same period a year ago.

Noninterest Expense. For the three months ended March 31, 2015, noninterest expense decreased $439,000, or 10.2%, to $3.8 million from $4.3 million for the three months ended March 31, 2014. The following table provides an analysis of the changes in the components of noninterest expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Increase (decrease)

	2015	2014	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$2,009	$2,030	$(21)	(1.0)%
General and administrative expenses	662	720	(58)	(8.1)
Real estate owned impairment	20	109	(89)	(81.7)
Real estate holding costs	31	104	(73)	(70.2)
FDIC Insurance premium	65	106	(41)	(38.7)
Information technology	434	432	2	0.5
Occupancy and equipment	486	458	28	6.1
Deposit services	89	161	(72)	(44.7)
Marketing	146	177	(31)	(17.5)
Loss on sale of property, premises and equipment	63	—	63	—
Gain on sale of real estate owned	(161)	(14)	(147)	1,050.0
Total noninterest expense	$3,844	$4,283	$(439)	(10.2)%

The decrease in noninterest expense was due to an increase for the gain on sale of REO, which increased $147,000 to $161,000 for the quarter ended March 31, 2015 compared to $14,000 for the same quarter a year ago. REO impairment expense decreased $89,000, or 81.7%, to $20,000 from $109,000 during the quarter ended March 31, 2014 reflecting the stabilization in the real estate market and the decrease in total REOs. REO holding costs decreased $73,000, or 70.2%, to $31,000 from $104,000 for the same quarter a year ago reflecting the decline in the number of our REO properties. FDIC premiums decreased $41,000, or 38.7% to $65,000 for the quarter ended March 31, 2015 from $106,000 for the same quarter a year ago, which is related to the termination of the Supervisory Directive. Also contributing to the decrease was a decline in general and administrative expenses which decreased $58,000 to $662,000 for the quarter ended March 31, 2015 compared to $720,000 for the same quarter in 2014 which was primarily a result of decreasing legal expense attributable to litigation involving nonperforming loans. During this quarter we closed one Wal-Mart branch and relocated the business to another location in the area resulting in a loss on disposal of premises for $63,000.

The following table provides an analysis of the changes in the components of noninterest expense for the nine months ended March 31, 2015 and 2014:

	Nine Months Ended March 31,		Increase (decrease)

	2015	2014	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$5,977	$6,045	$(68)	(1.1)%
General and administrative expenses	2,031	2,348	(317)	(13.5)
Real estate owned impairment	150	932	(782)	(83.9)
Real estate holding costs	247	331	(84)	(25.4)
FDIC Insurance premium	311	390	(79)	(20.3)
Information technology	1,302	1,300	2	0.2
Occupancy and equipment	1,431	1,377	54	3.9
Deposit services	471	464	7	1.5
Marketing	456	470	(14)	(3.0)
Loss (gain) on sale of property, premises and equipment	62	(8)	70	(875.0)
Gain on sale of real estate owned	(269)	(43)	(226)	525.6
Total noninterest expense	$12,169	$13,606	$(1,437)	(10.6)%

Noninterest expense decreased $1.4 million, or 10.6%, to $12.2 million in the nine months ended March 31, 2015 compared to $13.6 million for the nine months ended March 31, 2014 for predominantly the same reasons discussed above for the quarter.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments. At March 31, 2015, the total approved loan origination commitments outstanding were $11.4 million. At the same date, unused lines of credit were $31.9 million.

For purposes of determining our liquidity position, we use a concept of basic surplus, which is derived from the total of available-for-sale securities, as well as other liquid assets, less short-term liabilities. Our Board of Directors has established a target range for basic surplus of 5% to 7%. For the three months ended March 31, 2015, our average basic surplus was 3.9%, which indicates we are below the liquidity standard set by our Board. Basic surplus is below target, this is anticipated to be a short term event.

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

Certificates of deposit scheduled to mature in one year or less at March 31, 2015 totaled $39.0 million. We had no brokered deposits at March 31, 2015. Management's policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with us. In addition, we had the ability to borrow an additional $94.4 million from the FHLB of Seattle. We also have a line of credit with the Federal Reserve Bank of San Francisco for $1.0 million which is collateralized with securities and a line of credit for $5.0 million with Pacific Coast Bankers' Bank.

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

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. The Company's primary sources of income are ESOP loan payments and ESOP loan interest income. During November 2014, the Bank received regulatory approval for the payment of a $350,000 dividend to the Company, which the Bank subsequently paid during that quarter. The payment is being used for the Company's general corporate purposes, including supporting the Company's ongoing operations.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of March 31, 2015:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$11,382	$11,382
Lines of credit
Fixed rate (3)	3,321	590
Adjustable rate	28,604	3,395
Undisbursed balance of lines of credit	$31,925	$3,985

(1)	Interest rates on fixed rate loans are 2.6% to 17.99%.

(2)	At March 31, 2015 there was $81,000 in reserves for unfunded commitments.

(3)	Includes standby letters of credit.

Operating lease commitment - The Bank leases space for branches and operations located in Hoquiam, Shelton, and Puyallup, Washington. These leases run for periods ranging from three to five years. All leases require the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitments for the next five years are as follows:

Year Ended June 30,
Amount
(In thousands)
2015	$27
2016	$110
2017	$117
2018	$124
2019	$84
2020	$36

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of March 31, 2015, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 Leverage-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios of 19.0%, 16.3%, 19.0%, and 20.2%, respectively. As of June 30, 2014 these ratios were 13.6%, 16.8%, and 18.0%, respectively. The CET1 ratio is a new regulatory capital ratio required beginning for the quarter ended March 31, 2015.

Anchor Bancorp exceeded all regulatory capital requirements with CET1, Tier 1 Leverage-Based Capital, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 19.5%, 16.7%, 19.5%, and 20.7%, respectively, as of March 31, 2015. As of June 30, 2014, these ratios were 14.0%, 17.1% and 18.3%, respectively.

The Bank's actual capital amounts and ratios at March 31, 2015 are presented in the following table:

Anchor Bank					Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
			Minimum Capital Requirement
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2015
Total capital (to risk-weighted assets)	$64,233	20.2%	$25,430	8.0%	$31,787	10.0%
Tier I capital (to risk-weighted assets)	$60,415	19.0%	$19,072	6.0%	$25,430	8.0%
Tier I leverage capital (to average assets)	$60,415	16.3%	$14,823	4.0%	$18,528	5.0%
Common equity tier 1 capital (CET1)	$60,415	19.0%	$14,304	4.5%	$20,662	6.5%

The actual regulatory capital amounts and ratios calculated for Anchor Bancorp as of March 31, 2015, were as follows:

Anchor Bancorp	Actual
	Amount	Ratio
	(Dollars in thousands)
March 31, 2015
Total capital (to risk-weighted assets)	$65,841	20.7%
Tier I capital (to risk-weighted assets)	$62,023	19.5%
Tier I leverage capital (to average assets)	$62,023	16.7%
Common equity tier 1 capital (CET1)	$62,023	19.5%

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

We generally have found that a number of our deposit accounts are less rate sensitive than others. Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at March 31, 2015 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets
Basis Point Change in Rates						Market Value of Assets (4)
	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)
	(Dollars in thousands)
300	$63,678	$(3,333)	(4.97)%	18.29%	0.15%	$348,195
200	65,347	(1,664)	(2.48)	18.38	0.24	355,573
100	66,606	(405)	(0.60)	18.36	0.22	362,802
Base	67,011	—	—	18.14	—	369,451
(100)	69,941	2,930	4.37	18.58	0.44	376,507
___________

(1)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(2)	Calculated as the net portfolio value divided by the market value of assets (“net portfolio value ratio”).
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

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at March 31, 2015, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
	(Dollars in thousands)
300	$16,049	$1,892	13.4%
200	15,493	1,336	9.4
100	14,889	732	5.2
Base	14,157	—	—
(100)	13,181	(976)	(6.9)

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended March 31, 2015, we did not sell any securities that were not registered under the Securities Act of 1933. We did not execute any open market repurchases of our common stock from July 1, 2014 through March 31, 2015.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
10.1	Form of Anchor Bank Employee Severance Compensation Plan (1)
10.2	Anchor Mutual Savings Bank Phantom Stock Plan (1)
10.3	Form of 401(k) Retirement Plan (1)
10.4	Form of Employment Agreement between Anchor Bank and Jerald L. Shaw and Terri L. Degner (3)
10.5	Form of Severance Agreement and Release (4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-154734)

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2011.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K dated May 19, 2014.

(4)	Filed as an exhibit to the Company's Current Report on Form 8-K dated January 22, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP

Date: May 5, 2015	/s/Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2015	/s/Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.