Form 10-K
period 2015-06-30
Anchor Bancorp
filed 2015-09-11
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015  or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES          NO    X

As of September 11, 2015, there were issued and outstanding 2,530,000 shares of the registrant’s common stock, which are traded on the NASDAQ Global Market under the symbol “ANCB.”  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of December 31, 2014, was $50.5 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III.

ANCHOR BANCORP
2015 ANNUAL REPORT ON FORM 10-K

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

(iii)

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

(v)

PART I
Item 1.  Business
General
Anchor Bancorp, a Washington corporation, was formed for the purpose of becoming the bank holding company for Anchor Bank in connection with the Bank’s conversion from mutual to stock form, which was completed on January 25, 2011.  In connection with the mutual to stock conversion, the Bank changed its name from “Anchor Mutual Savings Bank” to “Anchor Bank.”  At June 30, 2015, we had total assets of $379.2 million, total deposits of $299.8 million and total stockholders' equity of $63.7 million.  Anchor Bancorp’s business activities generally are limited to passive investment activities and oversight of its investment in Anchor Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to Anchor Bank.
Anchor Bancorp is a bank holding company and is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”).  Anchor Bank is examined and regulated by the Washington State Department of Financial Institutions, Division of Banks (“DFI”) and by the Federal Deposit Insurance Corporation (“FDIC”).  Anchor Bank is required to have certain reserves set by the Federal Reserve and is a member of the Federal Home Loan Bank of Des Moines (“FHLB” or “FHLB of Des Moines”), which is one of the 11 regional banks in the Federal Home Loan Bank System (“FHLB System”).
Anchor Bank is a community-based savings bank primarily serving Western Washington through our 11 full-service banking offices (including one Wal-Mart in-store location) located within Grays Harbor, Thurston, Lewis, Pierce and Mason counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers, however, at June 30, 2015, 91.2% of our loans were collateralized by real estate. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences, as well as consumer loans, with an emphasis on home equity loans and lines of credit. Since 1990, we have been actively offering commercial real estate loans and multi-family loans primarily in Western Washington.
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
Market Area
Anchor Bank is a community-based financial institution primarily serving Western Washington including Grays Harbor, Thurston, Lewis, Pierce, and Mason counties. Based on information from the Washington Center for Real Estate Research, for the quarter ended December 31, 2014, the median home price in our five-county market area was $182,620 a 1.4% decrease compared to the quarter ended December 31, 2013. Existing home sales in our five-county primary market area for the quarter ended December 31, 2014 totaled $18.7 million, which reflected an 7.58% decrease compared to the quarter ended December 31, 2013.  According to the Department of Labor, the unemployment rate in our five-county primary market area averaged 7.3% during June 2015 compared to 6.9% during June 2014. These unemployment rates are higher than the national unemployment rates of 5.3% and 6.1%, as of June 2015 and June 2014, respectively.  A continuation of the overall economic weakness in the counties in our market area could negatively impact our lending opportunities and profitability.
Grays Harbor County has a population of 72,399 and a median household income of $40,582 according to the latest 2014 information available from the U.S. Census Bureau. The economic base in Grays Harbor has been historically dependent on the timber and fishing industries. Other industries that support the economic base are tourism, manufacturing, agriculture, shipping, transportation and technology.  Based on information from the Washington Center for Real Estate Research, for the quarter ended December 31, 2014, the median home price in Grays Harbor County was $125,300 compared to $128,100 for the quarter ended December 31, 2013 and represents a decline of 2.2%. In addition, existing home sales in Grays Harbor County for the quarter ended December 31, 2014 declined by 7.8% from the total for the quarter ended December 31, 2013.  According to the U.S. Department of Labor,

the unemployment rate in Grays Harbor County remained at 8.5% at June 30, 2015 and June 30, 2014.  We have six branches (including our home office) located throughout this county.
Thurston County has a population of 267,951 and a median household income of $59,393 according to the latest 2014 information available from the U.S. Census Bureau.  Thurston County is home of Washington State’s capital (Olympia) and its economic base is largely driven by state government related employment. Based on information from the Washington Center for Real Estate Research, for the quarter ended December 31, 2014, the median home price in Thurston County was $235,700 compared to $238,700 for the quarter ended December 31, 2013, and represents a 1.3% decline.  In addition, existing home sales in Thurston County for the quarter ended December 31, 2014 declined by 11.1% from the quarter ended December 31, 2013. According to the U.S. Department of Labor, the unemployment rate for the Thurston County area increased to 5.9% at June 30, 2015 from 5.2% at June 30, 2014.  We currently have two branches in Thurston County.  Thurston County has a stable economic base primarily attributable to the state government presence.
Lewis County has a population of 76,257 and a median household income of $42,048 according to the latest 2014 information available from the U.S. Census Bureau. The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services. Based on information from the Washington Center for Real Estate Research, for the quarter ended December 31, 2014, the median home price in Lewis County was $160,000 compared to $160,000 for the quarter ended December 31, 2013, and represents no change.  In addition, existing home sales in Lewis County for the quarter ended December 31, 2014 declined by 14.9% from the quarter ended December 31, 2013.  According to the U.S. Department of Labor, the unemployment rate in Lewis County increased to 8.2% at June 30, 2015 from 8.0% at June 30, 2014. We have one branch located in Lewis County.
Pierce County is the second most populous county in the state and has a population of 834,906 and a median household income of $57,536 according to the latest 2014 information available from the U.S. Census Bureau. The economy in Pierce County is diversified with the presence of military related government employment (Lewis/McChord JBLM Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing).  Based on information from the Washington Center for Real Estate Research, for the quarter ended December 31, 2014, the median home price in Pierce County was $233,000 compared to $235,000 for the quarter ended December 31, 2013, and represents a 0.93% decline.  In addition, existing home sales in Pierce County for the quarter ended December 31, 2014 declined by 5.7% from the quarter ended December 31, 2013. According to the U.S. Department of Labor, the unemployment rate for the Pierce County area increased to 6.4% at June 30, 2015 from 6.0% at June 30, 2014. We have one branch located in Pierce County.
Mason County has a population of 61,816 and a median household income of $46,227 according to the latest information available from the U.S. Department of Labor.  The economic base in Mason County is supported by wood products.  Based on information from the Washington Center for Real Estate Research, for the quarter ended December 31, 2014, the median home price in Mason County was $159,100 compared to $164,200 for the quarter ended December 31, 2013, and represents a 3.1% decline.  In addition, existing home sales in Mason County for the quarter ended December 31, 2014 declined by 9.2% from the quarter ended December 31, 2013. According to the U.S. Department of Labor, the unemployment rate in Mason County increased to 7.3% at June 30, 2015 from 6.8% at June 30, 2014.  We have one branch located in Mason County.
For a discussion regarding the competition in our primary market area, see “– Competition.”
Lending Activities
General. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences, as well as consumer loans, with an emphasis on home equity loans and lines of credit. Since 1990, we have been actively offering commercial real estate loans and multi-family loans primarily in Western Washington and beginning in 2014 increased our focus on construction lending.  A substantial portion of our loan portfolio is secured by real estate, either as primary or secondary collateral, located in our primary market area. As of June 30, 2015, the net loan portfolio totaled $283.4 million and represented 74.6% of our total assets. As of June 30, 2015, 20.1% of our total loan portfolio was comprised of one-to-four family loans, 6.1% of home equity loans and lines of credit, 44.5% of commercial real estate loans, 15.0% of multi-family real estate loans, 6.6% of commercial business loans, 5.5% of construction and land loans, 1.9% of unsecured consumer loans and 0.2% of automobile loans.
As a state chartered savings bank chartered under Washington law, we are subject to 20% of total risk based capital plus reserves as our statutory lending limit to one borrower or $13.7 million at June 30, 2015.  At June 30, 2015, there were no borrowing relationships that were over the legal amount. Our ten largest credit relationships at June 30, 2015 were as follows:

•	Our largest single borrower relationship totaled $10.2 million outstanding and consisted of three loans secured by hospitality properties;

•	The second largest borrower relationship is one loan for $8.9 million, secured by an airport parking structure;

•
The third largest borrower relationship totaled $8.1 million outstanding and consisted of 39 loans, 37 of which are secured by single family rental homes with an average loan balance of $134,000, one multi-family structure under construction with an additional $354,000 committed but not yet funded; and an unfunded $69,000 business loan;

•	The fourth largest borrower relationship totaled $7.9 million and consisted of three loans secured by congregate care facilities;

•	The fifth largest borrower relationship totaled $7.8 million and consisted of three loans secured by office and light industrial buildings;

•	The sixth largest borrower relationship is one loan for $5.3 million secured by a commercial real estate property;

•
The seventh largest borrower relationship totaled $5.3 million and consisted of 16 loans which range in size up to $1.4 million, plus an additional $383,000 which has not yet been funded. The collateral for these loans consists primarily of owner and non-owner occupied light industrial and commercial real estate;

•
The eighth largest borrower relationship is one loan for $5.1 million which is a purchased minority interest in a Shared National Credit loan secured by an entertainment, hospitality and dining complex;

•	The ninth largest borrower relationship totaled $5.0 million and consisted of three loans secured by commercial income-producing properties; and

•	The tenth largest borrower relationship is one loan for $4.7 million secured by a church complex.
All of these relationships include personal guarantees except for the eighth largest borrower relationship which is a minority interest in a shared national credit and the tenth largest borrower relationship which is a loan secured by a church complex. All of the properties securing these loans are located in our primary market area in Grays Harbor, Thurston, Lewis, Pierce and Mason counties or our secondary market area in other parts of Washington State or Northwest Oregon.  These loans were all performing according to their repayment terms as of June 30, 2015.

Loan Portfolio Analysis. The following table sets forth the composition of Anchor Bank’s loan portfolio by type of loan at the dates indicated:

	At June 30,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
One-to-four family	$57,944	20.1%	$63,009	21.9%	$73,901	26.1%	$82,709	28.0%	$97,133	29.1%
Multi-family	43,249	15.0	47,507	16.5	38,425	13.6	42,032	14.2	42,608	12.8
Commercial	128,306	44.5	107,828	37.6	106,859	37.7	97,306	32.9	105,997	31.8
Construction	11,731	4.1	19,690	6.9	5,641	2.0	6,696	2.3	11,650	3.5
Land loans	4,069	1.4	4,126	1.4	5,330	1.9	7,062	2.4	6,723	2.0
Total real estate	$245,299	85.1%	$242,160	84.3%	$230,156	81.2%	$235,805	79.8%	$264,111	79.2%
Consumer:
Home equity	17,604	6.1	20,894	7.3	25,835	9.1	31,504	10.7	35,729	10.7
Credit cards	3,289	1.1	3,548	1.2	4,741	1.7	5,180	1.8	7,101	2.1
Automobile	686	0.2	1,073	0.4	1,850	0.7	3,342	1.1	5,547	1.7
Other	2,347	0.8	2,838	1.0	2,723	1.0	2,968	1.0	3,595	1.1
Total consumer	23,926	8.3	28,353	9.9	35,149	12.4	42,994	14.6	51,972	15.6
Commercial business	18,987	6.6	16,737	5.8	18,211	6.4	16,618	5.6	17,268	5.2
Total loans	288,212	100.0%	287,250	100.0%	283,516	100.0%	295,417	100.0%	333,351	100.0%
Less:
Deferred loan fees	1,047		1,100		915		605		648
Allowance for loan losses	3,721		4,624		5,147		7,057		7,239
Loans receivable, net	$283,444		$281,526		$277,454		$287,755		$325,464

The following table shows the composition of Anchor Bank’s loan portfolio by fixed- and adjustable-rate loans at the dates indicated:

	At June 30,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS	(Dollars in thousands)
Real estate:
One-to-four family	$46,686	16.2%	$50,778	17.7%	$58,639	20.7%	$69,635	23.6%	$80,938	24.3%
Multi-family	23,716	8.2	32,813	11.4	29,603	10.4	33,174	11.2	32,967	9.9
Commercial	25,048	8.7	34,776	12.1	42,128	14.9	57,449	19.4	71,493	21.4
Land loans	2,667	0.9	3,137	1.1	4,316	1.5	6,045	2	5,869	1.8
Total real estate	98,117	34.0	121,504	42.3	134,686	47.5	166,303	56.3	191,267	57.4
Real estate construction:
One-to-four family	—	—	312	0.1	—	—	449	0.2	1,481	0.4
Multi-family	—	—	—	—	2,254	0.8	1,370	0.5	—	—
Commercial	—	—	6,523	2.3	88	—	4,044	1.4	3,642	1.1
Total real estate construction	—	—	6,835	2.4	2,342	0.8	5,863	2	5,123	1.5
Consumer:
Home equity	9,888	3.4	12,042	4.2	15,848	5.6	20,805	7.0	25,806	7.7
Automobile	686	0.2	1,073	0.4	1,850	0.7	3,342	1.1	5,547	1.7
Other	2,345	0.8	2,838	1.0	2,723	1.0	2,968	1.0	3,510	1.1
Total consumer	12,919	4.5	15,953	5.6	20,421	7.2	27,115	9.2	34,863	10.5
Commercial business	12,404	4.3	11,717	4.1	11,050	3.9	9,690	3.3	8,460	2.5
Total fixed-rate loans	$123,440	42.8	$156,009	54.4	$168,499	59.4	$208,971	70.7	$239,713	71.9
ADJUSTABLE-RATE LOANS
Real estate:
One-to-four family	$11,258	3.9	$12,231	4.3	$15,262	5.4	$13,074	4.4	$16,195	4.9
Multi-family	19,533	6.8	14,694	5.1	8,822	3.1	8,858	3.0	9,641	2.9
Commercial	103,258	35.8	73,052	25.4	64,731	22.8	39,857	13.5	34,504	10.4
Land loans	1,402	0.5	989	0.3	1,014	0.4	1,017	0.3	854	0.3
Total real estate	135,451	47.0	100,966	35.1	89,829	31.7	62,806	21.3	61,194	18.4
Real estate construction:
One-to-four family	2,119	0.7	2,697	0.9	858	0.3	—	—	3,829	1.1
Multi-family	9,353	3.2	3,432	1.2	1,270	0.4	—	—	—	—
Commercial	259	0.1	6,726	2.3	1,171	0.4	833	0.3	2,698	0.8
Total real estate construction	11,731	4.1	12,855	4.4	3,299	1.2	833	0.3	6,527	2

(table continued on following page)

	At June 30,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Consumer:
Home equity	7,716	2.7	8,852	3.1	9,987	3.5	10,699	3.6	9,923	300.0
Automobile	—	—	—	—	—	—	—	—	—	—
Credit cards	3,289	1.1	3,548	1.2	4,741	1.7	5,180	1.8	7,101	210.0
Other	2	—	—	—	—	—	—	—	85	—
Total consumer	11,007	3.8	12,400	4.3	14,728	5.2	15,879	5.4	17,109	510.0
Commercial business	6,583	2.3	5,020	1.8	7,161	2.5	6,928	2.3	8,808	260.0
Total adjustable rate loans	164,772	57.2	131,241	45.6	115,017	40.6	86,446	29.3	93,638	2,810.0
Total loans	288,212	100.0%	287,250	100.0%	283,516	100.0%	295,417	100.0%	333,351	100.0%
Less:
Deferred loan fees	1,047		1,100		915		605		648
Allowance for loan losses	3,721		4,624		5,147		7,057		7,239
Loans receivable, net	$283,444		$281,526		$277,454		$287,755		$325,464
Commercial and Multi-Family Real Estate Lending.   As of June 30, 2015, $171.6 million, or 59.5% of our total loan portfolio was secured by commercial and multi-family real estate property located in our market area.  Of this amount, $44.8 million was identified as owner occupied commercial real estate, and the remaining $126.8 million, or 44.0% of our total loan portfolio was secured by income producing, or non-owner occupied commercial real estate. Our commercial real estate loans include loans secured by properties classified as office, hospitality, mini storage, mobile home park, congregate care, retail, education/worship and other non-residential.  As of June 30, 2015, commercial real estate loans totaled $128.3 million, or 44.5% of our portfolio and multi-family real estate totaled $43.2 million, or 15.0% of our portfolio.  These loans generally are priced at a higher rate of interest than one-to-four family loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one-to-four family loans. Often payments on loans secured by commercial or multi-family properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.
The average loan size in our commercial and multi-family real estate portfolio was $783,000 as of June 30, 2015.  We target individual commercial and multi-family real estate loans to small and mid-size owner occupants and investors in our market area, between $1.0 million and $6.0 million. At June 30, 2015, the largest commercial loan in our portfolio was a $8.9 million loan secured by an airport parking structure, located in Burien, Washington. Our largest multi-family loan as of June 30, 2015, was a participation in a loan with a total balance of $7.7 million, of which, our portion of the loan is $3.9 million. This loan is secured by a 104 unit apartment complex located in Lacey, Washington.
We offer both fixed and adjustable rates on commercial and multi-family real estate loans. Loans originated on a fixed rate basis generally are originated at terms up to ten years, with amortization terms up to 30 years. As of June 30, 2015, we had $23.7 million and $19.5 million in fixed and adjustable rate multi-family loans, respectively, and $25.0 million and $103.3 million in fixed and adjustable rate commercial real estate loans, respectively.
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

The following is an analysis of the types of collateral securing our commercial real estate and multi-family loans at June 30, 2015:

Collateral	Amount	Percent of Total
	(Dollars in thousands)
Multi-family	$43,249	25.2%
Office	21,246	12.4
Hospitality	16,962	9.9
Mini storage	30,433	17.7
Mobile home park	5,029	2.9
Congregate care	10,299	6.0
Retail	19,727	11.5
Education/Worship	7,281	4.2
Airport parking structure	8,904	5.2
Other non-residential	8,425	5.0
Total	$171,555	100.0%
If we foreclose on a multi-family or commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family mortgage loans because there are fewer potential purchasers of the collateral. Additionally, as a result of our increasing emphasis on this type of lending, a portion of our multi-family and commercial real estate loan portfolio is relatively unseasoned and has not been subjected to unfavorable economic conditions. As a result, we may not have enough payment history with which to judge future collectability or to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, our multi-family and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. At June 30, 2015, there were no commercial real estate or multi-family loans that were on nonaccrual status.  Commercial real estate loan charge offs for the years ended June 30, 2015 and 2014 were $340,000 and $403,000, respectively, of which we sold and recovered $330,000 during the year ended June 30, 2015.  There was one $159,000 multi-family loan charge-off for the year ended June 30, 2015 and none for the year ended June 30, 2014.
One-to-Four Family Real Estate Lending. As of June 30, 2015, $57.9 million, or 20.1%, of our total loan portfolio consisted of permanent loans secured by one-to-four family residences of which $1.3 million were nonperforming. We originate both fixed rate and adjustable rate loans in our residential lending program and use Freddie Mac underwriting guidelines.  None of our residential loan products allow for negative amortization of principal.  We typically base our decision on whether to sell or retain secondary market quality loans on the rate and fees for each loan, market conditions and liquidity needs.  Although we have sold the majority of our residential loans over the last two years, we do not sell all qualified loans on the secondary market as we hold in our portfolio many residential loans that may not meet all Freddie Mac guidelines yet meet our investment and liquidity objectives.
At June 30, 2015, $46.7 million of this loan portfolio consisted of fixed rate loans which were 80.6% of our total one-to-four family portfolio and 16.2% of our total loans at that date. Specifically, we offer fixed rate, residential mortgages from 10 to 30 year terms and we use Freddie Mac daily pricing to set our pricing.  Borrowers have a variety of buy-down options with each loan and most mortgages have a duration of less than ten years.  The average loan duration is a function of several factors, including real estate supply and demand, current interest rates, expected future rates and interest rates payable on outstanding loans.
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
While adjustable rate mortgages in our loan portfolio help us reduce our exposure to changes in interest rates, it is possible that, during periods of rising interest rates, the risk of default on adjustable rate mortgage loans may increase as a result of annual repricing and the subsequent higher payment to the borrower.  In some rate environments, adjustable rate mortgages may be offered at initial rates of interest below a comparable fixed rate and could result in a higher risk of default or delinquency. Another consideration is that although adjustable rate mortgage loans allow us to decrease the sensitivity of our asset base as a result of changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Our historical experience with adjustable rate mortgages has been very favorable.  We do not, however, offer adjustable rate mortgages with initial teaser rates.  At June 30, 2015, $11.3 million of our permanent one-to-four family mortgage loans were adjustable rate loans which were 19.4% of our total one-to-four family loan portfolio and 3.9% of our total loans at that date.
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
Anchor Bank does not actively engage in subprime lending, either through advertising, marketing, underwriting and/or risk selection, and has no established program to originate or purchase subprime loans to be held in its portfolio.  Residential mortgage loans identified as subprime, with FICO scores of less than 660, were originated and managed in the ordinary course of business, and totaled $5.3 million at June 30, 2015, representing 1.8% of total loans, 9.1% of one-to-four family mortgage loans, and 9.4% of Tier 1 Capital.  Our weighted average seasoning for these loans (the number of months since the funding date of the loans) was 77 months as of June 30, 2015. Our one-to-four family mortgage loans identified as subprime based on the borrower’s FICO score at time the loan was originated do not represent a material part of our lending activity.  Accordingly, these loans are identified as “exclusions” as defined pursuant to regulatory guidance issued by the FDIC in Financial Institutions Letter FIL-9-2001 on subprime lending.

Mortgage reform rules mandated by the Dodd-Frank Act became effective in January 2014, requiring lenders to make a reasonable, good faith determination of a borrower’s ability to repay any consumer closed-end credit transaction secured by a dwelling and to limit prepayment penalties. Increased risks of legal challenge, private right of action and regulatory enforcement are presented by these rules. Anchor Bank does not originate loans that do not meet the regulatory definition of a qualified mortgage.
Construction and Land Loans.  We have been an active originator of real estate construction loans in our market area since 1990. At June 30, 2015, our construction loans totaled $11.7 million or 4.1% of the total loan portfolio, a decrease of $8.0 million or 40.6% since June 30, 2014. The majority of these loans are for the construction of multi-family real estate.
We generally provide an interest reserve for funds on builder construction loans that have been advanced.  Interest reserves are a means by which a lender builds in, as a part of the loan approval and as a component of the cost of the project, the amount of the monthly interest required to service the debt during the construction period of the loan.
At June 30, 2015, our construction loan portfolio contained no loans which had been previously extended or renewed. Our entire construction loan portfolio at June 30, 2015 consisted of 10 loans requiring interest only payments, six of which totaled $6.21 million and were relying on the interest reserve to make this payment. At June 30, 2015, no construction loans were delinquent. No construction loans were charged-off during the years ended June 30, 2015 and 2014. During the year ended June 30, 2013, one construction loan totaling $105,000 was charged-off.

At the dates indicated, the composition of our construction portfolio was as follows:

	At June 30,
	2015	2014	2013
	(In thousands)
One-to-four family:
Speculative	$2,119	$2,159	$589
Permanent	—	—	—
Custom	—	850	269
Land acquisition and development loans	—	—	—
Multi-family	9,353	3,432	3,524
Commercial real estate:
Construction	259	13,249	1,259
Total construction (1)	$11,731	$19,690	$5,641

(1)	Loans in process for these loans at June 30, 2015, 2014 and 2013 were $7.2 million, $11.8 million and $5.4 million, respectively.
For the year ended June 30, 2015, we originated two builder construction loans to fund the construction of one-to-four family properties totaling $4.2 million, as compared to five for $3.0 million during the year ended June 30, 2014, and one for $1.8 million during the year ended June 30, 2013. We originate construction and site development loans to experienced contractors and builders in our market area primarily to finance the construction of single-family homes and subdivisions, which homes typically have an average price ranging from $200,000 to $500,000.  All builders were qualified using the same standards as other commercial loan credits, requiring minimum debt service coverage ratios and established cash reserves to carry projects through construction completion and sale of the project. The maximum loan-to-value limit on both pre-sold and speculative projects is generally up to 75% of the appraised market value or sales price upon completion of the project. Development plans are required from builders prior to making the loan. We also require that builders maintain adequate insurance coverage. Maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally did not exceed 18 months for residential subdivision development loans at the time of origination. Our residential construction loans typically have adjustable rates of interest based on The Wall Street Journal prime rate and during the term of construction, the accumulated interest is added to the principal of the loan through an interest reserve. Construction loan proceeds are disbursed periodically in increments as construction progresses and based on inspections by our approved inspectors.  At June 30, 2015, our largest builder relationship consisted of one loan for $3.9 million, including $3.1 million which was undisbursed.
We also make, from time to time, construction loans for commercial development projects. These projects include multi-family, apartment, retail, office/warehouse and office buildings. These loans generally have an interest-only phase during construction, rely on an interest reserve to fund interest payments and generally convert to permanent financing when construction is completed. Disbursement of funds is at our sole discretion and is based on the progress of the construction. The maximum loan-to-value limit applicable to these loans is generally 75% of the appraised post-construction value.  Additional analysis and underwriting of these loans typically results in lower loan-to-value ratios based on the debt service coverage analysis, including our interest rate and vacancy stress testing.  Our target minimum debt coverage ratio is 1.20 for loans on these projects.  At June 30, 2015, our portfolio of construction loans for commercial and multi-family projects included six loans totaling $9.6 million, and there is an additional $3.0 million undisbursed.  These loan commitments range in size from $364,000 to $4.3 million with an average disbursed balance of $1.6 million. These loans consisted of five multi-family complexes, and construction of an additional single family residential rental on commercial investment property all located in Washington. Monitoring construction progress and managing advances during construction are risks not present when lending on complete commercial properties. In order to mitigate these risks the Bank requires the use of an approved third-party construction process monitoring firm for inspections, progress reports and construction budget oversight and utilizes construction loan management software to assist in assuring that advances are consistent with the progress that has been confirmed.
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

We also originate land loans which are typically made to individual consumers to buy a lot or parcel of land for the future construction of the buyer’s primary residence and are included in “land loans”.  At June 30, 2015, our land loans totaled $4.1 million or 1.4% of the total loan portfolio, none of which were on nonaccrual status.
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
Consumer Lending.  We offer a variety of consumer loans, including home equity loans and lines of credit, automobile loans, credit cards and personal lines of credit. At June 30, 2015, the largest component of the consumer loan portfolio consisted of home equity loans and lines of credit, which totaled $17.6 million, or 6.1%, of the total loan portfolio.  Our home equity loans are risk priced using credit score, loan-to-value and overall credit quality of the applicant.  Home equity loans and lines of credit are made for a variety of purposes including improvement of residential properties. The majority of these loans are secured by a second deed of trust on owner-occupied primary single family residential property. Our home equity lines of credit include a maximum total term of 30 years, including an initial period of 10 years with interest-only payments and a variable rate of interest tied to the Prime Rate, plus a margin (the "draw" period), followed by 20 years of principal and interest payments under a level amortization schedule and an interest rate that is fixed for the 20 years at the fully indexed accrual rate as of the time of variable-to-fixed rate conversion. Our home equity loans are closed-end loans with a term of 20 years and have level amortization with regular monthly payments of principal and interest. The interest rate is risk based and reflects both credit and collateral risk. Both our home equity lines and home equity loans are available up to 95% of the combined loan to value ratio as determined by the Bank.
Our credit card portfolio includes both VISA and MasterCard brands, and totaled $3.3 million, or 1.1% of the total loan portfolio at June 30, 2015.  We have been offering credit cards for more than 20 years and all of our credit cards have interest rates and credit limits determined by the creditworthiness of the borrower.  We use credit bureau scores in addition to other criteria such as income in our underwriting decision process on these loans.
Our automobile loan portfolio totaled $686,000 or 0.2% of the total loan portfolio at June 30, 2015.  We offer several options for vehicle purchase or refinance with a maximum term of 84 months for newer vehicles and 72 months for older vehicles.  As with home equity loans, our vehicle and recreational vehicle loans are risk priced based on creditworthiness, loan term and loan-to-value.  We currently access a Carfax Vehicle Report to ensure that the collateral being loaned against is acceptable and to protect borrowers from a “lemon” or other undesirable histories. Other consumer loans, consisting primarily of unsecured personal lines of credit totaled $2.3 million or 0.8% of our total loan portfolio at June 30, 2015.
Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.  These risks are not as prevalent with respect to our consumer loan portfolio because a large percentage of the portfolio consists of home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one-to-four family mortgage loans.  Nevertheless, home equity lines of credit have greater credit risk than one-to-four family mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold and do not have private mortgage insurance coverage.  At June 30, 2015, $37,000 of consumer loans were delinquent in excess of 90 days or in nonaccrual status.  Consumer loans of $351,000 were charged off during the year ended June 30, 2015 compared to $876,000 and $1.2 million of consumer loans that were charged-off during the years ended June 30, 2014 and 2013, respectively.

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
Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area. Our commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans.  At June 30, 2015, commercial business loans totaled $19.0 million, or 6.6% of our loan portfolio comprised of 173 loans in 86 different business classifications as identified by the North American Industrial Classification System.  The largest commercial business relationship at June 30, 2015 included two loans which totaled $1.3 million to a borrower located in Western Washington secured by the assets of a forest products specialty business.
Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  For the years ended June 30, 2015 and 2014, Anchor Bank charged off $86,000 and $258,000 from its commercial business loan portfolio. At June 30, 2015, there were five commercial business loans totaling $711,000 on nonaccrual status and collateralized by inventory and equipment.
Loan Maturity and Repricing.  The following table sets forth certain information at June 30, 2015 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.  Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Beyond 10 Years	Total
	(In thousands)
Real estate:
One-to-four family	$3,151	$4,506	$2,018	$3,613	$44,656	$57,944
Multi-family	2,925	2,925	3,890	20,810	12,699	43,249
Commercial	9,872	10,910	2,575	85,505	19,444	128,306
Construction	10,771	960	—	—	—	11,731
Land loans	1,300	1,576	39	544	610	4,069
Total real estate	28,019	20,877	8,522	110,472	77,409	245,299
Consumer:
Home equity	423	4,211	3,484	3,991	5,495	17,604
Credit cards	3,289	—	—	—	—	3,289
Automobile	19	146	151	288	82	686
Other	388	333	454	383	789	2,347
Total consumer	4,119	4,690	4,089	4,662	6,366	23,926
Commercial business	4,271	2,904	3,754	7,207	851	18,987
Total	$36,409	$28,471	$16,365	$122,341	$84,626	$288,212
The following table sets forth the dollar amount of all loans due after June 30, 2016, which have fixed interest rates and have floating or adjustable interest rates:

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate:
One-to-four family	$43,670	$11,123	$54,793
Multi-family	21,027	19,297	40,324
Commercial	15,383	103,051	118,434
Construction	—	960	960
Land loans	1,576	1,193	2,769
Total real estate	81,656	135,624	217,280

Consumer:
Home equity	9,888	7,293	17,181
Automobile	667	—	667
Other	1,957	2	1,959
Total consumer	12,512	7,295	19,807

Commercial business	11,331	3,385	14,716
Total	$105,499	$146,304	$251,803
Loan Solicitation and Processing.  Loan originations are obtained from a variety of sources, including direct mail and telephone solicitation, trade and business organization participation.  Our management and staff are also involved in a wide variety of professional, charitable, service and social organizations within the communities in which we operate, and our branch managers, loan representatives and business bankers solicit referrals from existing clients and new prospects.  We also originate and cross sell loans and services to our existing customer base as well as our walk-in/call-in/internet traffic as a result of our long standing community presence and broad based advertising efforts.  Loan processing and underwriting, closing and funding are determined by the type of loan. Consumer loans, including conforming one-to-four family mortgage loans are processed, underwritten, documented and funded through our centralized processing and underwriting center located in Lacey, Washington.  Commercial business loans, including commercial and multi-family real estate loans and any non-conforming one-to-four family mortgage loans are processed and underwritten in one of our two Business Banking Center offices located in Lacey and Aberdeen, Washington. Our consumer and residential loan underwriters have specific approval authority, and requests that exceed such authority are referred to the appropriate supervisory level.
Depending upon the size of the loan request and the total borrower credit relationship with us, loan decisions may include the Executive Loan Committee, Senior Loan Committee, and/or Board of Directors.  The Executive Loan Committee is currently comprised of the President/Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Credit Officer, Credit Administrator, Business Banking Manager, Note Department Manager, and Senior Data Manager. The Senior Loan Committee, is a Board committee, comprised of three board members. Credit relationships up to $4.0 million may be approved by the Executive Loan Committee.  Loans or aggregated credit relationships which exceed $4.0 million must be approved by Senior Loan Committee, with an authority limit of $6.0 million, or by the Board of Directors.
Commercial and multi-family real estate loans can be approved up to $250,000 by the Chief Financial Officer, up to $500,000 by either the Senior Data Manager or Commercial Loan Administrator, and up to $750,000 by the Special Assets/Construction Manager.  These loans can be approved up to $1.0 million by either the President/Chief Executive Officer, Chief Lending Officer or Chief Credit Officer, and up to $2.0 million with the combination of both President/Chief Executive Officer, Chief Lending Officer or Chief Credit Officer.  Our Executive Loan Committee, is authorized to approve loans to one borrower or a group of related borrowers up to $4.0 million.  Loans over $4.0 million must be approved by the Senior Loan Committee with a limit of $6.0 million, or the Board of Directors.
Loan Originations, Servicing, Purchases and Sales.  During the years ended June 30, 2015 and 2014, our total loan originations and purchases were $72.6 million and $88.1 million, respectively.
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
We actively sell the majority of our residential fixed rate first mortgage loans to the secondary market at the time of origination. During the years ended June 30, 2015 and 2014, we sold $1.1 million and $2.5 million, respectively, in whole loans to the secondary market.  Our secondary market relationship is with Freddie Mac.  We generally retain the servicing on the loans we sell into the secondary market.  Loans are generally sold on a non-recourse basis. As of June 30, 2015 and 2014, our residential loan servicing portfolio was $81.1 million and $96.5 million, respectively.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated:

	Year Ended June 30,
	2015	2014	2013
Loans originated:	(In thousands)
Real estate:
One-to-four family	$5,050	$3,356	$28,120
Multi-family	4,946	17,613	1,069
Commercial	34,444	32,624	41,157
Construction	17,977	21,289	13,632
Land loans	776	—	252
Total real estate	63,193	74,882	84,230
Consumer:
Home equity	651	953	283
Automobile	222	175	221
Other	317	1,039	562
Total consumer	1,190	2,167	1,066

Commercial business	8,214	6,681	8,238
Total loans originated	72,597	83,730	93,534

Loans purchased:
Real estate:
Multi-family	—	4,370	—
Total loans purchased	—	4,370	—

Loans sold:
One-to-four family	1,053	2,532	22,566
Total loans sold	1,053	2,532	22,566

Principal repayments	70,473	77,210	79,419
Loans securitized	—	—	1,069
Transfer to real estate owned	3,188	7,101	5,365
Increase (decrease) in other items, net	4,540	2,815	(4,806)
Loans held for sale	505	—	222
Net increase (decrease) in loans receivable, net	$1,918	$4,072	$(19,913)
Loan Origination and Other Fees.  In some instances, we receive loan origination fees on real estate related products.  Loan fees generally represent a percentage of the principal amount of the loan that is paid by the borrower. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment. We had $1.0 million of net deferred loan fees and costs as of June 30, 2015 compared to $1.1 million and $915,000 at June 30, 2014 and 2013, respectively.

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

Nonperforming Assets.  The following table sets forth information with respect to our nonperforming assets and restructured loans for the periods indicated:

	At June 30,
	2015	2014	2013	2012	2011
Loans accounted for on a nonaccrual basis:	(Dollars in thousands)
Real estate:
One-to-four family	$1,263	$2,101	$4,758	$1,878	$3,113
Multi-family	—	158	—	—	—
Commercial	—	2,070	—	—	2,280
Construction	—	—	—	3,369	4,055
Land loans	—	150	734	109	90
Total real estate	1,263	4,479	5,492	5,356	9,538
Consumer:
Home equity	—	—	428	159	121
Credit cards	—	—	—	16	—
Automobile	—	—	2	66	63
Other	31	—	—	1	9
Total consumer	31	—	430	242	193
Commercial business	711	235	219	3,124	1,245
Total	2,005	4,714	6,141	8,722	10,976
Accruing loans which are contractually past due 90 days or more:
One-to-four family	—	—	—	55	44
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	2,845
Land loans	—	—	—	—	—
Total real estate	—	—	—	55	2,889
Consumer:
Home equity	—	—	—	—	1
Credit cards	6	—	18	—	137
Automobile	—	—	—	—	—
Other	—	—	—	—	42
Total consumer	6	—	18	—	180
Commercial business	—	—	—	—	124
Total of nonaccrual and 90 days past due loans	2,011	4,714	6,159	8,777	14,169
Real estate owned	797	5,067	6,212	6,708	12,597
Repossessed automobiles	—	59	21	—	130
Total nonperforming assets	$2,808	$9,840	$12,392	$15,485	$26,896
Troubled debt restructured loans (1)	$9,827	$11,261	$17,469	$15,112	$15,034
Allowance for loan loss as a percent of nonperforming loans	185.0%	98.1%	83.6%	80.4%	51.1%
Classified assets included in nonperforming assets	$2,011	$4,714	$6,159	$8,777	$14,169
Nonaccrual and 90 days or more past due loans as percentage of total loans	0.7%	1.6%	2.2%	3.0%	4.3%
Nonaccrual and 90 days or more past due loans as a percentage of total assets	0.5%	1.2%	1.4%	1.9%	2.9%
Nonperforming assets as a percentage of total assets	0.7%	2.5%	2.7%	3.3%	5.5%
Nonaccrued interest (2)	$140	$323	$475	$665	$783
(1)    There is $681,000 of restructured loans that are also included in nonperforming assets as of June 30, 2015.
(2) Represents foregone interest on nonaccrual loans.

Real Estate Owned and Other Repossessed Assets.  As of June 30, 2015, the Company had eight real estate owned ("REO") properties with an aggregate book value of $797,000 compared to 20 properties with an aggregate book value of $5.1 million at June 30, 2014.  The decrease in number of properties during the year ended June 30, 2015 was primarily attributable to ongoing sales of residential properties and two commercial real estate properties with a net book value of $4.0 million. At June 30, 2015, the largest of the REO properties was a residential real estate property with an aggregate book value of $257,000 located in Grays Harbor County, Washington.
Restructured Loans. According to generally accepted accounting principles, we are required to account for certain loan modifications or restructurings as “troubled debt restructurings.” Our policy is to track and report all loans modified to terms not generally available in the market, except for those outside of the materiality threshold established for such tracking and reporting. In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider.  We will modify the loan when upon completion of the residence the home is rented instead of sold, or when the borrower can continue to make interest payments and is unable to repay the loan until the property is sold as a result of current market conditions. In connection with a loan modification, we may lower the interest rate, extend the maturity date and require monthly payments when monthly payments are not otherwise required. We may also require additional collateral. All loans which are extended with rates and/or terms below market are identified as impaired loans and an appropriate allowance is established pursuant to generally accepted accounting principles.  Loans which are placed in nonaccrual status and subsequently modified are not returned to accruing status until there has been at least six months of consecutive satisfactory performance.  As of June 30, 2015, there were 39 loans with aggregate net principal balances of $9.8 million that we have identified as “troubled debt restructures.”  In connection with these loans, a valuation allowance in the form of charged-off principal equal to $315,000 has been taken.  Of these 39 loans, five loans totaling $902,000 were not performing according to the modified repayment terms at June 30, 2015.
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
In connection with the filing of periodic reports with the FDIC classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of our review of our loans, as of June 30, 2015, we had classified loans of $3.7 million.  The total amount classified represented 5.8% of equity capital and 1.0% of assets at June 30, 2015.
The aggregate amounts of our classified loans at the date indicated (as determined by management), were as follows:

	At June 30,
	2015	2014
	(In thousands)
Classified Loans:
Substandard	$3,682	$6,608
Doubtful	—	—
Loss	—	—
Total	$3,682	$6,608
Our $3.7 million of substandard loans at June 30, 2015, consisted primarily of $2.6 million of real estate secured loans and $962,000 of consumer and commercial business loans. Of the $2.6 million of substandard loans which were real estate secured, $408,000 were land loans, and $365,000 were multi-family, secured by property located in Washington.  The balance of our substandard real estate secured loans at June 30, 2015 was $1.9 million, which consisted of loans secured by one-to-four family properties, and an additional $21,000 in home equity loans.
Potential Problem Loans.  Potential problem loans are loans that do not yet meet the criteria for identification as classified assets graded as substandard or doubtful, but where known information about the borrower causes management to have serious concerns about the ability of the borrower to comply with present loan repayment terms and may result in the loan being included as a classified asset for future periods.  At June 30, 2015, we had $12.1 million, or 4.2% of our net loans that were identified as potential problem loans compared to $19.5 million or 6.9% of our net loans at June 30, 2014.
Within these problem loans were the following:

•	a term loan of $2.4 million secured by single family residential condominium rental units in Oregon; and

•	a term loan of $1.1 million secured by commercial real estate in Washington.
The two loans described above comprise $3.5 million, or 28.9% of the potential problem loans that were identified as of June 30, 2015.  The loans identified above are located in Western Washington and Portland, Oregon and were in compliance with their repayment terms at June 30, 2015. No other potential problem loan had a balance in excess of $1.0 million at June 30, 2015.
Allowance for Loan Losses.  Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our Chief Credit Officer assesses the allowance for loan and lease losses on a monthly basis and reports to the Board of Directors no less than quarterly.  The assessment includes analysis of several different factors, including delinquency, charge-off rates and the changing risk profile of our loan portfolio, as well as local economic conditions such as unemployment rates, bankruptcies and vacancy rates of business and residential properties.
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
Our methodology for analyzing the allowance for loan losses consists of two components: general and specific allowances.  The formula allowance is determined by applying an estimated loss percentage to various groups of loans.  The loss percentages are generally based on various historical measures such as the amount and type of classified loans, past due ratios and loss experience, which could affect the collectability of the respective loan types.

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
No provision for loan losses was required for the years ended June 30, 2015 and June 30, 2014.  No provision was required as a result of the decreases in loan delinquencies, classified loans and loan charge-offs, together with our recognition of the qualitative factors. The specific risks that are considered in our analysis for determining the provision for loan losses include an automatic elevation in risk grade and corresponding reserve requirement based on loan payment and payment delinquencies, including debt to the borrower and related entities under loans to one borrower guidelines; and a qualitative analysis of the economic and portfolio trends.  We also continually monitor the market conditions reported at national, regional, and local levels including those from the FDIC, Case-Shiller, and Realtor Boards.
The calculation of the allowance for loan losses includes an incremental component, a qualitative component, and specific reserve amount as a result of impairment analysis.  The total allowance for loan losses was $3.7 million and $4.6 million at June 30, 2015 and 2014, respectively.  Of the total allowance at June 30, 2015, specific reserves decreased to $740,000 and general reserves decreased to $3.0 million from specific reserves of $1.4 million and general reserves of $3.2 million, respectively, at June 30, 2014.  Included in the general reserve amount of $3.0 million at June 30, 2015 was $115,000 based on incremental changes in asset quality and $790,000 based on qualitative analysis. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.  Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses based on loan growth, economic conditions, charge-offs and portfolio composition.
Levels and trends in delinquencies and nonperforming loans have decreased during the year ended June 30, 2015. During the current economic cycle, we have experienced changes in our portfolio with respect to delinquent, nonperforming and impaired loans.  At June 30, 2015 and June 30, 2014, our total delinquent loans, including loans 30 or more days past due, were $3.6 million and $7.5 million, respectively, which included nonperforming loans of $2.0 million and $4.7 million, respectively.  Net charge-offs during the years ended June 30, 2015 and June 30, 2014 were $903,000 and $523,000, respectively.
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
As of June 30, 2015 and 2014, we had impaired loans of $11.2 million and $14.6 million, respectively.  Included within the impaired loan totals are loans identified as troubled debt restructures.

The following table summarizes the distribution of the allowance for loan losses by loan category at the dates indicated:

	At June 30,
	2015			2014			2013			2012			2011
	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans
	(Dollars in thousands)
Real estate:
One-to-four family	$57,944	$1,113	20.1%	$63,009	$1,550	21.9%	$73,901	$1,393	26.1%	$82,709	$1,659	28.0%	$97,133	$1,980	29.1%
Multi-family	43,249	95	15.0	47,507	229	16.5	38,425	156	13.6	42,032	238	14.2	42,608	88	12.8
Commercial	128,306	262	44.5	107,828	682	37.6	106,859	671	37.7	97,306	578	32.9	105,997	173	31.8
Construction	11,731	247	4.1	19,690	190	6.9	5,641	356	2.0	6,696	148	2.3	11,650	1,163	3.5
Land loans	4,069	75	1.4	4,126	74	1.4	5,330	531	1.9	7,062	368	2.4	6,723	191	2.0
Total real estate	245,299	1,792	85.1	242,160	2,725	84.3	230,156	3,107	81.2	235,805	2,991	79.8	264,111	3,595	79.2
Consumer:
Home equity	17,604	189	6.1	20,894	290	7.3	25,835	376	9.1	31,504	681	10.7	35,729	739	10.7
Credit cards	3,289	161	1.1	3,548	167	1.2	4,741	283	1.7	5,180	328	1.8	7,101	568	2.1
Automobile	686	39	0.2	1,073	63	0.4	1,850	103	0.7	3,342	373	1.1	5,547	675	1.7
Other	2,347	56	0.8	2,838	67	1.0	2,723	55	1.0	2,968	126	1.0	3,595	153	1.1
Total consumer	23,926	445	8.3	28,353	587	9.9	35,149	817	12.4	42,994	1,508	14.6	51,972	2,135	15.6
Commercial business	18,987	1,405	6.6	16,737	1,231	5.8	18,211	1,172	6.4	16,618	2,558	5.6	17,268	1,509	5.2
Unallocated	—	79	—	—	81	—	—	51	—	—	—	—	—	—	—
Total	$288,212	$3,721	100.0%	$287,250	$4,624	100.0%	$283,516	$5,147	100.0%	$295,417	$7,057	100.0%	$333,351	$7,239	100.0%

Management believes that it uses the best information available to determine the allowance for loan losses.  However, unforeseen market conditions could result in adjustments to the allowance for loan losses and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated:

	Year Ended June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Allowance at beginning of period	$4,624	$5,147	$7,057	$7,239	$16,788
Provision for loan losses	—	—	750	2,735	8,078
Recoveries:
Real estate loans:
One-to-four family	129	389	143	498	238
Multi-family	—	—	—	—	—
Commercial	—	972	201	18	5
Construction	254	374	43	271	502
Land loans	—	—	—	—	—
Total real estate	—	1,735	387	787	745
Consumer:
Home equity	44	37	57	20	9
Credit cards	60	46	51	121	98
Automobile	3	6	23	20	62
Other	8	49	68	22	27
Total consumer	—	138	199	183	196
Commercial business	96	38	37	131	3
Total recoveries	594	1,911	623	1,101	944
Charge-offs:
Real estate loans:
One-to-four family	561	897	416	1,465	3,003
Multi-family	159	—	—	—	—
Commercial	340	403	—	571	584
Construction	—	—	105	561	8,915
Land loans	—	—	—	—	—
Total real estate	1,060	1,300	521	2,597	12,502
Consumer:
Home equity	239	572	356	337	465
Credit cards	72	198	212	492	591
Automobile	—	41	30	59	55
Other	40	65	633	470	777
Total consumer	351	876	1,231	1,358	1,888
Commercial business	86	258	1,531	63	4,181
Total charge-offs	1,497	2,434	3,283	4,018	18,571
Net charge-offs	903	523	2,660	2,917	17,627
Balance at end of period	$3,721	$4,624	$5,147	$7,057	$7,239
Allowance for loan losses as a percentage of total loans outstanding at the end of the period	1.3%	1.6%	1.8%	2.4%	2.2%
Net charge-offs as a percentage of average total loans outstanding during the period	0.3%	0.2%	0.9%	0.9%	4.7%
Allowance for loan losses as a percentage of nonperforming loans at the end of period	185.0%	98.1%	83.6%	80.4%	51.1%

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
Management believes that our allowance for loan losses as of June 30, 2015 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
The following table provides certain summary information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated:

	Year Ended June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Provision for loan losses	$—	$—	$750	$2,735	$8,078
Allowance for loan losses	3,721	4,624	5,147	7,057	7,239
Allowance for loan losses as a percentage of total loans outstanding at the end of the period	1.3%	1.6%	1.8%	2.4%	2.2%
Net charge-offs	903	523	2,660	2,917	17,627
Total of nonaccrual and 90 days past due loans still accruing interest	2,011	4,714	6,159	8,722	14,169
Allowance for loan losses as a percentage of nonperforming loans at end of period	185.0%	98.1%	83.6%	80.4%	51.1%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.7%	1.6%	2.2%	3.0%	4.3%
Total loans	$288,212	$287,250	$283,516	$295,417	$333,351

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

At June 30, 2015, our investment portfolio consisted principally of mortgage-backed securities, municipal bonds and mutual funds consisting of mortgage-backed securities.  From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management’s projected demand for funds for loan originations, deposits and other activities.
Mortgage-Backed Securities.  The mortgage-backed securities in our investment portfolio were comprised of Freddie Mac, Fannie Mae and Ginnie Mae mortgage-backed securities.  At June 30, 2015, the amortized cost of mortgage-backed securities held in the available-for-sale category was $29.3 million with a weighted average yield of 2.24%, while the mortgage-backed securities in the held-to-maturity category was $7.5 million with a weighted average yield of 3.03%.
Municipal Bonds.  The tax-exempt and taxable municipal bond portfolios were comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations.   All bonds are rated “A” or better and are from issuers located within the State of Washington. The weighted average yield on the tax exempt bonds (on a tax equivalent basis) was 4.94% at June 30, 2015, and the total amount of amortized cost of our municipal bonds was $553,000 at that date, of which $434,000 was available-for-sale and the remaining balance categorized as held-to-maturity.
Federal Home Loan Bank Stock.  As a member of the FHLB of Des Moines, we are required to own capital stock in the FHLB of Des Moines.  The amount of stock we hold is based on guidelines specified by the FHLB of Des Moines. The redemption of any excess stock is determined daily based on our membership requirement as well as outstanding borrowings. The carrying value of FHLB stock was $853,400 at June 30, 2015.
Our investment in  FHLB stock is carried at cost, which approximates fair value.  As a member of the FHLB System, we are required to maintain a minimum level of investment in FHLB stock based on specific percentages of our outstanding mortgages, total assets, or FHLB advances.  At June 30, 2015, our minimum investment requirement was $853,400.  We were in compliance with the FHLB minimum investment requirement at June 30, 2015.  For the year ended June 30, 2015, we received $7,000 of dividends from the FHLB.
Bank-Owned Life Insurance.  We purchase bank-owned life insurance policies (“BOLI”) to offset future employee benefit costs.  At June 30, 2015, we had a $19.0 million investment in life insurance contracts.  The purchase of BOLI policies, and its increase in cash surrender value, is classified as “Life insurance investment, net of surrender charges” in our Consolidated Statements of Financial Condition.  The income related to the BOLI, which is generated by the increase in the cash surrender value of the policy. See Item 8. "Financial Statements and Supplementary Data" of this Form 10-K for our Consolidated Financial Statements and specifically the Consolidated Statements of Financial Condition and Consolidated Statements of Income regarding BOLI.

The following table sets forth the composition of our investment portfolio at the dates indicated:

	At June 30,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale:
Securities:
Municipal bonds	$434	$435	$443	$446	$1,446	$1,456
Mortgage-backed securities:
FHLMC	11,780	11,791	16,901	16,956	20,675	20,415
FNMA	16,534	16,408	20,567	20,331	25,639	24,971
GNMA	948	931	1,196	1,184	1,499	1,466
Total available-for-sale	29,696	29,565	39,107	38,917	49,259	48,308
Held-to-maturity:
Securities:
Municipal bonds	119	119	127	127	135	135
Mortgage-backed securities:
FHLMC	3,367	3,406	3,958	4,017	4,744	4,754
FNMA	1,858	1,960	2,268	2,394	2,931	3,048
GNMA	2,273	2,207	2,412	2,370	2,485	2,379
Total held-to-maturity	7,617	7,692	8,765	8,908	10,295	10,316
Total securities	$37,313	$37,257	$47,872	$47,825	$59,554	$58,624

The table below sets forth information regarding the amortized cost, weighted average yields and maturities or call dates of Anchor Bank’s investment portfolio at June 30, 2015:

			At June 30, 2015
	At June 30, 2015		One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Mortgage-Backed Securities		Totals
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	MBS Securities Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale:
Securities:
Municipal bonds (1)	$434	4.55%	$250	3.69%	$—	—%	$—	—%	$184	5.71%	$—	—%	$434	4.55%
Mortgage-backed securities:
FHLMC	11,780	2.34	—	—	—	—	—	—	—	—	11,780	2.34	11,780	2.34
FNMA	16,534	2.19	—	—	—	—	—	—	—	—	16,534	2.19	16,534	2.19
GNMA	948	1.84	—	—	—	—	—	—	—	—	948	1.84	948	1.84
Total available-for-sale	29,696		250		—		—		184		29,262		29,696
Held-to-maturity:
Securities:
Municipal bonds (1)	119	6.37	—	—	—	—	119	6.37	—	—	—	—	119	6.37
Mortgage-backed securities:
FHLMC	3,367	2.66	—	—	—	—	—	—	—	—	3,367	2.66	3,367	2.66
FNMA	1,858	3.74	—	—	—	—	—	—	—	—	1,858	3.74	1,858	3.74
GNMA	2,273	3.00	—	—	—	—	—	—	—	—	2,273	3.00	2,273	3.00
Total held-to-maturity	7,617		—		—		119		—		7,498		7,617
Total	$37,313		$250		$—		$119		$184		$36,760		$37,313

(1)       Yields on tax exempt obligations are computed on a tax equivalent basis using a federal tax rate of 31.0%.

Deposit Activities and Other Sources of Funds
General.  Deposits and loan repayments are the major sources of our funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions.  Borrowings from the FHLB of Des Moines are used to supplement the availability of funds from other sources and also as a source of term funds to assist in the management of interest rate risk.
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
At June 30, 2015, we had $64.8 million of jumbo ($100,000 or more) retail certificates of deposit.  We also had $8.6 million in public funds, which represented 2.9% of total deposits at June 30, 2015.  Anchor Bank had no brokered deposits at June 30, 2015.
In the unlikely event we are liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to Anchor Bancorp, as the sole shareholder of Anchor Bank. For additional information, see Note 1 of the Notes to Consolidated Financial Statements.
Deposit Activities.  The following table sets forth our total deposit activities for the periods indicated:

	Year Ended June 30,
	2015	2014	2013
	(In thousands)
Beginning balance	$311,034	$328,584	$345,798
Net deposits (withdrawals) before interest credited	(13,952)	(20,486)	(20,736)
Interest credited	2,730	2,936	3,522
Net increase (decrease) in deposits	(11,222)	(17,550)	(17,214)
Ending balance	$299,812	$311,034	$328,584

The following table sets forth information concerning our time deposits and other deposits at June 30, 2015:

Weighted Average Interest Rate					Percentage of Total Deposits
				Minimum Balance
	Term	Category	Amount
			(In thousands)
0.15	N/A	Savings deposits	$42,399	100	14.2%
0.04	N/A	Demand deposit accounts	67,167	10	22.4
0.15	N/A	Money market accounts	63,916	1,000	21.3

		Certificates of Deposit
0.10	6 month	Fixed-term, fixed rate	1,916	500	0.7
0.26	9-12 month	Fixed-term, fixed rate	8,707	500	2.9
0.26	13-16 month	Fixed-term, fixed rate	404	500	0.1
0.37	18-20 month	Fixed term-fixed or variable rate	7,219	500	2.4
0.26	24 month	Fixed term-fixed or variable rate	8,570	2,000	2.9
0.51	30-36 month	Fixed term-fixed or variable rate	8,445	500	2.8
0.95	48 month	Fixed term-fixed or variable rate	3,688	500	1.2
1.53	60 month	Fixed term-fixed or variable rate	8,202	500	2.7
3.24	96 month	Fixed term-fixed or variable rate	68,310	500	22.8
0.45	Other	Fixed term-fixed or variable rate	10,869	500	3.6
		Total of certificates of deposit	$126,330		42.1%
		Total of deposits	$299,812		100.0%
Time Deposits by Rate.  The following table sets forth our time deposits classified by rates as of the dates indicated:

	At June 30,
	2015	2014	2013
	(In thousands)
0.00 - 0.99%	$50,185	$57,926	$57,443
1.00 - 1.99	9,608	11,143	19,946
2.00 - 2.99	17,813	19,600	21,169
3.00 - 3.99	44,062	44,033	44,565
4.00 - 4.99	4,522	4,973	6,167
5.00 - 5.99	140	136	393
Total	$126,330	$137,811	$149,683

Time Deposit Certificates.  The following table sets forth the amount and maturities of time deposit certificates at June 30, 2015:

	Amount Due
	Within 1 Year	After 1 Year Through 2 Years	After 2 Years Through 3 Years	After 3 Years Through 4 Years	Beyond 4 Years	Total
	(In thousands)
0.00 - 0.99%	$32,069	$13,079	$3,071	$1,640	$326	$50,185
1.00 - 1.99	914	2,742	991	138	4,823	9,608
2.00 - 2.99	2,181	300	—	11,189	4,143	17,813
3.00 - 3.99	959	5,479	18,012	19,612	—	44,062
4.00 - 4.99	4,150	372	—	—	—	4,522
5.00 - 5.99	140	—	—	—	—	140
Total	$40,413	$21,972	$22,074	$32,579	$9,292	$126,330
The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of June 30, 2015.  Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Time Deposit Certificates
Maturity Period
(In thousands)

Three months or less	$7,619
Over three through six months	4,626
Over six through twelve months	8,671
Over twelve months	43,841
Total	$64,757
Deposits.  The following table sets forth the balances of deposits in the various types of accounts we offered at the dates indicated:

	At June 30,
	2015			2014			2013
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total
	(Dollars in thousands)
Savings deposits	$42,399	14.1%	$2,706	$39,693	12.8%	$3,175	$36,518	11.1%
Demand deposit accounts	67,167	22.4	3,247	63,920	20.6	4,140	59,780	18.2
Money market accounts	63,916	21.3	(5,694)	69,610	22.4	(12,993)	82,603	25.1
Fixed-rate certificates which mature in the year ending:
Within 1 year	37,097	12.4	(6)	37,103	11.9	(7,419)	44,522	13.5
After 1 year, but within 2 years	18,222	6.1	3,804	14,418	4.6	5,265	9,153	2.8
After 2 years, but within 5 years	61,844	20.6	(3,259)	65,103	20.9	25,690	39,413	12.0
Certificates maturing thereafter	2,101	0.7	(6,670)	8,771	2.8	(31,260)	40,031	12.2
Variable rate certificates	7,066	2.4	(5,350)	12,416	4.0	(4,148)	16,564	5.0
Total	$299,812		$(11,222)	$311,034		$(17,550)	$328,584

Borrowings.  Customer deposits are the primary source of funds for our lending and investment activities.  We do, however, use advances from the FHLB of Des Moines to supplement our supply of lendable funds, to meet short-term deposit withdrawal requirements and also to provide longer term funding to better match the duration of selected loan and investment maturities.
As one of our capital management strategies, we have used advances from the FHLB of Des Moines to fund loan originations in order to increase our net interest income.  Depending upon the retail banking activity and the availability of excess capital, we will consider and undertake additional leverage strategies within applicable regulatory requirements or restrictions.  Such borrowings would be expected to primarily consist of FHLB of Des Moines advances.
As a member of the FHLB of Des Moines, we are required to own capital stock in the FHLB of Des Moines and are authorized to apply for advances on the security of that stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met.  Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  We also maintain a committed credit facility with the FHLB of Des Moines that provides for immediately available advances up to an aggregate of 35% of the prior quarter’s total assets of Anchor Bank. At June 30, 2015, outstanding advances to Anchor Bank from the FHLB of Des Moines totaled $10.0 million as compared to $17.5 million at June 30, 2014.
The following tables set forth information regarding FHLB of Des Moines advances by us during and at the end of the periods indicated.

	Year Ended June 30,
	2015	2014	2013
	(Dollars in thousands)
Maximum amount of borrowing outstanding at any month end:
FHLB advances	$22,500	$64,900	$64,900
Approximate average borrowing outstanding:
FHLB advances	13,629	26,015	64,900
Approximate weighted average rate paid on:
FHLB advances	2.65%	2.86%	1.91%

	At June 30,
	2015	2014	2013
	(Dollars in thousands)
Balance outstanding at end of period:
FHLB advances	$10,000	$17,500	$64,900
Weighted average rate paid on:
FHLB advances	1.18%	3.58%	1.91%

Subsidiaries and Other Activities
Anchor Bank.  Anchor Bank has one wholly-owned subsidiary, Anchor Financial Services, Inc., that is currently inactive.   At June 30, 2015, Anchor Bank’s equity investment in Anchor Financial Services, Inc. was $303,000.
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
Employees
At June 30, 2015, we had 114 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  We consider our employee relations to be good.

Executive Officers.  The following table sets forth information regarding the executive officers of the Company and the Bank:

	Age at June 30, 2015	Position
Name		Company	Bank
Jerald L. Shaw	69	President and Chief Executive Officer	President and Chief Executive Officer
Terri L. Degner	52	Chief Financial Officer	Chief Financial Officer
Gary P. Koch	61	Executive Vice President	Executive Vice President and Chief Lending Officer
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
Gary P. Koch, is the Executive Vice President and Chief Lending Officer of Anchor Bank, a position he has held since December 2014. In his current capacity, Mr. Koch serves on many Bank committees, including Chairman of the Executive Loan Committee, and as a member of Executive Management, Senior Management, Risk Management, ALCO, IT, Loan Policy, and Problem Asset committees. Mr. Koch has more than 37 years in banking and finance, beginning in 1976 as an investment officer with National Bank of Alaska. From 1983 until 1989 he served as Senior Vice President Investments and Funds Management for Key Bank of Alaska and Chief Investment Officer and a Director of Key Trust Company of Alaska. From 1989 until 2009 he served in a variety of positions, including most recently as Senior Vice President and Team Leader for Business Banking in Southwest Washington. From 2010 until 2014, he was Commercial Banking Officer at Fife Commercial Bank, Fife, Washington. Mr. Koch joined Anchor Bank in April 2014. In October of 2014 he was named Senior Vice President and Senior Commercial Lender. Mr. Koch earned his Bachelor of Science Degree in Economics from Willamette University in Salem, Oregon. Mr. Koch also participates as a volunteer for charitable organizations including Rotary, Relay for Life, and Habitat for Humanity. He has served on the Board of Directors for United Way and Mason General Hospital Foundation.
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

Many aspects of the Dodd-Frank Act are subject to rulemaking by the federal banking agencies, which has not been completed and will not take effect for some time, making it difficult to anticipate the overall financial impact of the Dodd-Frank Act on the Company, the Bank and the financial services industry more generally.
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
Insurance of Accounts and Regulation by the FDIC. The DIF of the FDIC insures deposit accounts in Anchor Bank up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended June 30, 2015, were $342,000. During the last three years our premiums have decreased due to the termination of the Order and increased quality of loan performance. Management is not aware of any existing circumstances which would result in termination of Anchor Bank's deposit insurance.
Under the FDIC's risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution's risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates.
As required by the Dodd-Frank Act, in February 2011 the FDIC published a final rule to reform the deposit insurance assessment system. The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the new rule, assessments are based on an institution's average consolidated total assets minus average tangible equity instead of total deposits. The proposed rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points.
As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF.  The FDIC also has the authority to take enforcement actions against banks and savings associations. We are unaware of any practice, condition or violation that may lead to termination of our deposit insurance.
The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what assessment rates may be in the future.
Prompt Corrective Action.  Federal statutes establish a supervisory framework based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors.  The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of core capital to risk-weighted assets is 6.0% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5.0% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.0%, a core capital to risk-weighted assets ratio of not less than 4.0%, and a leverage ratio of not less than 4%.  An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.
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
At June 30, 2015, Anchor Bank was categorized as "well capitalized". For additional information, see Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of the Form 10-K.

Capital Requirements. In early July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.
The rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revised the definition of what constitutes "capital" for purposes of calculating those ratios. The new minimum capital level requirements applicable to Anchor Bancorp and Anchor Bank are: (i) a new common equity Tier 1 capital ratio ("CET1") of 4.5%; (ii) a Tier 1 capital ratio of 6.0% (increased from 4.0%); (iii) a total capital ratio of 8.0% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4.0% for all financial institutions. In addition, the rules assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.
The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. A financial institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.
The table below sets forth Anchor Bank’s capital position under the prompt corrective action regulations of the FDIC at June 30, 2015 and 2014. The Bank paid a $5.0 million cash dividend to Anchor Bancorp on June 30, 2015. The dividend will be used to support the Company's operations including the possible repurchase of the Company's common stock.

	At June 30,
	2015		2014
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank equity capital under GAAP	$63,723		$53,675

Total risk-based capital	$57,321	17.4%	$57,344	18.0%
Total risk-based capital requirement	26,422	8.0	25,460	8.0
Excess	$30,899	9.4%	$31,884	10.0%

Tier 1 risk-based capital	$53,600	16.2%	$53,358	16.8%
Tier 1 risk-based capital requirement	19,816	6.0	12,730	4.0
Excess	$33,784	10.2%	$40,628	12.8%

Common equity Tier 1 capital	$53,600	16.2%	N/A	N/A
Common equity Tier 1 capital requirement	$14,862	4.5	N/A	N/A
Excess	$38,738	11.7%	N/A	N/A

Tier 1 leverage capital	$53,600	14.3%	$53,358	13.6%
Tier 1 leverage capital requirement	14,963	4.0	15,688	4.0
Excess	$38,637	10.3%	$37,670	9.6%
Pursuant to minimum capital requirements of the FDIC, Anchor Bank is required to maintain a leverage ratio (capital to assets ratio) of 4% and risk-based capital ratios of common equity Tier 1 capital, Tier 1 capital and total capital (to total risk-weighted assets) of 4.5%, 6.0% and 8%, respectively.

In addition, for all of these capital requirements, there are a number of changes in what constitutes regulatory capital, some of which are subject to a two-year transition period ending December 31, 2017. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.
Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 are deducted from capital, subject to the two-year transition period. In addition, Tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to the two-year transition period. Because of its asset size, the Bank is not considered an advanced approaches banking organization and has permanently opted-out of the inclusion of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its capital calculations.
The new requirements also change in the risk-weightings of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weightings (0% to 600%) for equity exposures.
The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular risks or circumstances.
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
Federal Home Loan Bank System.  Anchor Bank is a member of the FHLB of Des Moines following the voluntary merger of the FHLB of Seattle with and into the FHLB Des Moines effective May 31, 2015. The FHLB of Des Moines is one of 11 regional FHLBs that administer the home financing credit function of savings institutions.  As a member, Anchor Bank is required to purchase and maintain stock in the FHLB. At June 30, 2015, the Bank had $853,400 in FHLB stock, which was in compliance with this requirement. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See "Business - Deposit Activities and Other Sources of Funds - Borrowings" in this Form 10-K.
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
Real Estate Lending Standards. FDIC regulations require Anchor Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans.  These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements.  Anchor Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions.  Anchor Bank’s Board of Directors is required to review and approve Anchor Bank’s standards at least annually.  The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans.  Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multifamily or other non-one-to-four-family properties should not exceed 30% of total capital.  Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Anchor Bank’s records and reported at least quarterly to Anchor Bank’s Board of Directors.  Anchor Bank is in compliance with the record and reporting requirements.  As of June 30, 2015, Anchor Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were 5.34% and Anchor Bank’s loans on commercial, agricultural, multifamily or other non-one-to-four-family properties in excess of  the supervisory loan-to-value ratios were 0%.  Based on strong risk management practices, Anchor Bank has consistently operated above the aggregate 100% of capital guideline limit since these standards were imposed.
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
Federal Reserve System.  The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank.  As of June 30, 2015, Anchor Bank’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.
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
Regulatory Capital Requirements.  The Federal Reserve has adopted capital guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications under the BHCA. These guidelines apply on a consolidated basis to bank holding companies with $500 million or more in assets, or with fewer assets but certain risky activities, and on a bank-only basis to other companies. These bank holding company capital adequacy guidelines are similar to those imposed by the FDIC on the Bank. For a bank holding company with less than $500 million in total consolidated assets, such as the Company, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. In July 2013, the Federal Reserve and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. For additional information, see the section above entitled “- Regulation and Supervision of Anchor Bank - Capital Requirements” and Note 13 of the Notes to Consolidated Financial Statements included in Item 8., "Financial Statements and Supplementary Data," of this Form 10-K.
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
Federal Reserve policy limits the payment of a cash dividend by a bank holding company if the holding company's net income for the past year is not sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with capital needs, asset quality and overall financial condition. A bank holding company that does not meet any applicable capital standard would not be able to pay any cash dividends under this policy. A bank holding company not subject to consolidated capital requirements is expected not to pay dividends unless its debt-to-equity ratio is less than 1:1, and it meets certain additional criteria. The Federal Reserve also has indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.
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
Substantially all of our loans are to businesses and individuals in the state of Washington.  A decline in the economies of the five counties in which we operate, which we consider to be our primary market areas, could have a material adverse effect on our business, financial condition, results of operations and prospects.  Weak economic conditions and previous strains in the financial and housing markets in our market area has resulted in higher levels of loan delinquencies, problem assets and foreclosures and a decline in the values of the collateral securing our loans.
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

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•	the amount of our low-cost or noninterest bearing deposits may decrease and the composition of our deposits may be adversely affected.

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which could have adverse effect on our results of operations.

Economic conditions have improved since the end of the economic recession that officially ended in June, 2009; however, economic growth has been slow and uneven, unemployment remains relatively high and concerns still exist over the federal deficit, government spending and global geopolitical risks which have all contributed to diminished expectations for the economy in our market areas. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

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
In addition to residential mortgage loans, we originate construction and land loans, commercial and multi-family mortgage loans, commercial business loans, and consumer loans primarily within our market areas.  At June 30, 2015, we had $230.3 million outstanding in non-residential loans.  At that date, loans delinquent 30 days or more, including nonperforming loans, were $3.6 million, and delinquent loans represented 1.3% of total loans. Many of these loans are perceived to have greater credit risk than residential real estate loans for a number of reasons, including those described below:
Commercial and Multi-family Mortgage Loans.  These loans typically involve higher principal amounts than other types of loans. Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  At June 30, 2015, we had $171.6 million or 59.5% of total loans in commercial and multi-family mortgage loans, none of which were nonperforming.

Construction and Land Loans. During the fiscal years ended June 30, 2015 and 2014, we originated $12.8 million and $21.3 million in construction loans, but only a very limited number of land loans. From June 30, 2012 through June 30, 2015, our construction loans grew 175.2%, while our land loans declined by 42.4%. At June 30, 2015, we had $15.8 million or 5.5% of total loans in construction and land loans of which $4.1 million were land loans. There were no land acquisition and development loans outstanding at June 30, 2015.
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
As a result, construction and land lending often involves the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or to obtain permanent take-out financing, rather than the ability of the borrower or guarantor to independently repay principal and interest.  At June 30, 2015, $2.1 million of our construction loans were to builders for speculative residential construction.  Speculative construction loans are loans made to builders who have not identified a buyer for the completed property at the time of origination. At June 30, 2015, none of our construction and land loans were nonperforming.
Commercial Business Loans. At June 30, 2015, we had $19.0 million or 6.6% of total loans in commercial business loans, however, we are currently planning on expanding our commercial business lending, subject to market conditions.  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrower's cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible, inventories may be obsolete or of limited use, and other collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower.  At June 30, 2015, nonperforming commercial business loans totaled $711,000.
Consumer Loans.  We make secured and unsecured consumer loans.  Our secured consumer loans are collateralized with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.   At June 30, 2015, we had $23.9 million or 8.3% of total loans in consumer loans of which $31,000 were nonperforming.  Of this amount, $17.6 million were in home equity loans, some of which are loans in amounts for up to 100% of collateral value.  For more information about the credit risk, we face with respect to these types of loans, see “Our business may be adversely affected by credit risk associated with residential property.”
Our business may be adversely affected by credit risk associated with residential property.
At June 30, 2015, $57.9 million, or 20.1%, of our total loan portfolio, was secured by one-to-four single-family real property. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington housing markets in which we operate may reduce the value of the real estate collateral securing these loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices couples with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations. These declines may also have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.
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
As of June 30, 2015, we held in our loan portfolio $5.3 million in one-to-four family mortgage loans ($2.7 million of which were fixed rate), $1.9 million of home equity loans (of which $1.3 million were fixed rate) and $162,000 of other types of consumer loans (of which were fixed rate), which are considered “subprime” by federal banking regulators.  The aggregate amount of loans considered subprime at June 30, 2015 was $7.4 million or 2.6% of our total loan portfolio. In exchange for the additional lender risk associated with these loans, these borrowers generally are required to pay a higher interest rate, and depending on the severity of the credit history, a lower loan-to-value ratio may be required than for a conforming loan borrower. At the time of loan origination, our subprime borrowers had an average Fair Isaac and Company, Incorporated, or FICO, credit score of 628 and a weighted average loan-to-value ratio of 62%, which loan-to-value ratio may be significantly understated if current market values are used. A FICO score is a principal measure of credit quality and is one of the significant criteria we rely upon in our underwriting. Generally, a FICO score higher than 660 indicates the borrower has an acceptable credit reputation. At June 30, 2015, $668,000 or 9.0% of our subprime loans were categorized as nonperforming assets. Subprime loans are generally considered to have an increased risk of delinquency and foreclosure than do conforming loans, especially when adjustable rate loans adjust to a higher interest rate.  We had not experienced such increased delinquencies or foreclosures at June 30, 2015, however, our subprime loan portfolio will be adversely affected in the event of a further downturn in regional or national economic conditions. In addition, we may not recover funds in an amount equal to any remaining loan balance. Consequently, we could sustain loan losses and potentially incur a higher provision for loan loss expense.
Our concentration in non-owner occupied residential real estate loans may expose us to increased credit risk.
At June 30, 2015, $15.2 million, or 27.2% of our residential mortgage loan portfolio and 5.3% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At June 30, 2015, we had nine non-owner occupied residential loan relationships, with aggregate outstanding balances of $7.8 million, of which two loan relationships had an aggregate outstanding balance over $500,000. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan. At June 30, 2015, all of our non-owner occupied residential mortgage loans complied with their loan repayment terms, except for one loan which totaled $172,000 at that date.
We have a concentration of large loans outstanding to a limited number of borrowers that increases our risk of loss.
We have extended significant amounts of credit to a limited number of borrowers, largely in connection with our commercial real estate, non-owner occupied residential real estate loans and construction loans. At June 30, 2015, the aggregate amount of loans to our ten largest borrowers amounted to approximately $68.4 million or 23.7% of total loans. At this date, none of the loans to our ten largest borrowers were nonperforming.
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
The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending.  Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial  real estate related entities, represent 300% or more of total capital.  The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.  Our total of income producing or non-owner occupied commercial real estate loans were $126.8 million or 211.7% of total capital at June 30, 2015 compared to $124.3million or 216.9% of total capital at June 30, 2014.  While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.
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
At June 30, 2015, our nonperforming assets which consist of nonaccruing loans and real estate owned, were $2.8 million, or 0.7% of total assets.  Our nonperforming assets adversely affect our net income in various ways:

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
Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-than-temporary impairment. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.
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
If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term certificates of deposit and other deposits yielding no or a relatively low rate of interest. At June 30, 2015, we had $40.4 million in certificates of deposit that mature within one year and $44.7 million in non-interest bearing demand deposits. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, a substantial amount of our mortgage loans and home equity loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing, could have an adverse effect on our results of operations as a result of substantially reduced asset yields.
Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing, limits our ability to lower our interest expense, while the average yield on our interest-earning assets may continue to decrease as our loans reprice or are originated at these low market rates. Accordingly, our net interest income may continue to decrease, which may have an adverse effect on our profitability. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.
Further decreases in noninterest income could adversely affect our ability to remain profitable and, if we cannot generate and increase our income, our stock price may be adversely affected.
Our net interest income has decreased steadily in recent years. We also face significant challenges that will hinder our ability to generate competitive returns. Our most significant challenge has been our low interest rate spread and margin during recent periods. As a result, we have become even more reliant on our noninterest income, including from time to time significant gains on sales of investments in order to increase noninterest income.  These gains on sales of investments are subject to market and other risks and cannot be relied upon.  During the years ended June 30, 2015 and 2014, net interest income before provision for loan losses was less than noninterest expense by $3.0 million and $3.7 million, respectively. While we have identified various strategic initiatives that we will pursue in our efforts to overcome these challenges and improve earnings, our strategic initiatives may not succeed in generating and increasing income. If we are unable to generate or increase income, our stock price may be adversely affected.
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
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the Federal Home Loan Bank of Des Moines (“FHLB”) and other borrowings to fund our operations.  At June 30, 2015, we had $10.0 million of FHLB advances outstanding with an additional $122.3 million of available borrowing capacity.  Additionally we have $5.0 million available with Pacific Coast Bankers Bank and $1.0 million available with the Federal Reserve. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington or Oregon markets where our loans are concentrated, or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry.
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

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions. Recently several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.
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
We are subject to certain risks in connection with our use of technology.
Our security measures may not be sufficient to mitigate the risk of a cyber attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.
Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, and could result in significant legal liability and significant damage to our reputation and our business.

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.
The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.
Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.
Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.
Managing reputational risk is important to attracting and maintaining customers, investors and employees.
Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

At June 30, 2015, we had one administrative office, 11 full service banking offices of which nine locations are owned and three locations are leased.  At June 30, 2015, the net book value of our investment in premises, equipment and leaseholds was $10.4 million.  The net book value of our data processing and computer equipment at June 30, 2015 was $187,000.

The following table provides a list of our main and branch offices and indicates whether the properties are owned or leased:

Location	Leased or Owned	Lease Expiration Date	Square Footage	Net Book Value at June 30, 2015
				(In thousands)
ADMINISTRATIVE OFFICE
100 West First Aberdeen, Washington 98520	Owned	—	7,410	$1,209

BRANCH OFFICES:

Aberdeen (1) (2) 120 N. Broadway Aberdeen, Washington 98520	Owned	—	17,550	1,419

Centralia (2) 604 S. Tower Centralia, Washington 98531	Owned	—	3,000	596

Elma (2) 216 S. Third Street Elma, Washington 98541	Owned	—	2,252	254

Hoquiam 701 Simpson Avenue Hoquiam, Washington 98550	Leased	6/30/2016	550	—

Lacey (2) 601 Woodland Square Loop SE Lacey, Washington 98503	Owned	—	13,505	2,244

Montesano (2) 301 Pioneer Avenue East Montesano, Washington 98563	Owned	—	2,125	2,653

Ocean Shores (2) 795 Pt. Brown Avenue NW Ocean Shores, Washington 98569	Owned	—	2,550	547

Olympia (2) 2610 Harrison Avenue West Olympia, Washington 98502	Owned	—	1,882	423
(table continued on following page)

Location	Leased or Owned	Lease Expiration Date	Square Footage	Net Book Value at June 30, 2015
Puyallup (2) 10514 156th Street East Bldg B4, Suite 106 Puyallup, Washington 98374	Leased	11/30/2019	3,027	87

Shelton (3) 100 E. Wallace Kneeland Boulevard Shelton, Washington 98584	Leased	5/31/2018	673	1

Westport (2) 915 N. Montesano Westport, Washington 98595	Owned	—	3,850	937

________

(1)	Includes our home branch.

(2)	Drive-up ATM available.

(3)	Wal-Mart locations.

Item 3. Legal Proceedings

The Company or Anchor Bank from time to time is involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management, would have material adverse effect on our consolidated financial position, results of operation, or liquidity.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The Nasdaq Stock Market LLC’s Global Market, under the symbol “ANCB.”  As of June 30, 2015, there were 2,550,000 shares of common stock issued and outstanding and we had approximately 214 shareholders of record, excluding persons or entities who hold stock in nominee or “street name” accounts with brokers.  The Company has not paid any dividends to shareholders since its formation.
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
Stock Repurchases.  The Company had no stock repurchases of its outstanding common stock during the fourth quarter of the year ended June 30, 2015.
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

	Period Ending
Index	01/26/11	06/30/11	06/30/12	06/30/13	06/30/14	06/30/15
Anchor Bancorp	$100.00	$92.00	$103.40	$167.70	$190.87	$224.90
NASDAQ Composite	100.00	101.67	108.85	128.27	168.34	192.92
SNL Thrift Index	100.00	94.32	92.20	116.40	138.49	156.51
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

	At June 30,
	2015	2014	2013	2012	2011
FINANCIAL CONDITION DATA:	(In thousands)
Total assets	$379,230	$389,128	$452,179	$470,815	$488,935
Securities	554	573	1,591	1,798	5,594
Mortgage-backed securities	36,628	47,109	57,012	54,098	40,156
Loans receivable, net (1)	283,444	281,526	277,454	287,755	325,464
Deposits	299,812	311,034	328,584	345,798	339,474
FHLB advances	10,000	17,500	64,900	64,900	85,900
Total equity	63,723	53,675	52,368	54,024	57,452

	Year Ended June 30,
OPERATING DATA:	2015	2014	2013	2012	2011
	(In thousands)
Total interest income	$16,886	$17,789	$19,727	$22,464	$25,969
Total interest expense	3,076	3,681	4,764	6,090	8,002
Net interest income before provision for loan losses	13,810	14,108	14,963	16,374	17,967
Provision for loan losses	—	—	750	2,735	8,078
Net interest income after provision for loan losses	13,810	14,108	14,213	13,639	9,889
Noninterest income	4,503	4,075	4,924	6,674	5,752
Noninterest expense	16,807	17,760	19,392	22,025	24,461
Income (loss) before provision (benefit) for income tax	1,506	423	(255)	(1,712)	(8,820)
Total benefit for income tax	(8,321)	—	—	—	—
Net income (loss)	$9,827	$423	$(255)	$(1,712)	$(8,820)
__________________
(1)           Net of allowances for loan losses, loans in process and deferred loan fees.

	At June 30,
OTHER DATA:	2015	2014	2013	2012	2011
Number of:
Real estate loans outstanding	1,907	1,997	1,733	1,950	2,222
Deposit accounts	20,588	21,834	23,366	25,411	26,837
Full-service offices	11	11	11	13	14

	At or For the Year Ended June 30,
KEY FINANCIAL RATIOS:	2015	2014	2013	2012	2011
Performance Ratios:
Return on assets (1)	0.43%	0.10%	(0.05)%	(0.36)%	(1.72)%
Return on equity (2)	3.10	0.83	(0.49)	(3.13)	(16.66)
Equity to total assets ratio (3)	13.87	12.66	11.23	11.36	10.32
Interest rate spread (4)	3.83	3.68	3.35	3.43	3.57
Net interest margin (5)	4.05	3.87	3.53	3.65	3.78
Average interest-earning assets to average interest-bearing liabilities	124.7	119.2	115.9	116.4	112.3
Efficiency ratio (6)	91.8	97.7	97.5	95.6	103.1
Other operating expenses as a percent of average total assets	4.5	4.4	4.2	4.6	4.8

Anchor Bank Capital Ratios:
Tier I leverage	14.3	13.6	11.4	10.9	10.7
Common equity Tier I capital (7)	16.2	N/A	N/A	N/A	N/A
Tier I risk-based	16.2	16.8	16.7	17.0	15.8
Total risk-based	17.4	18.0	18.8	18.2	17.1

Asset Quality Ratios:
Nonaccrual and 90 days or more past due loans as a percent of total loans	0.7	1.6	2.2	3.0	4.3
Nonperforming assets as a percent of total assets	0.7	2.5	2.7	3.3	5.5
Allowance for loan losses as a percent of total loans	1.3	1.6	1.8	2.4	2.2
Allowance for loan losses as a percent of nonperforming loans	185.0	98.1	83.6	80.4	51.1
Net charge-offs to average outstanding loans	0.3	0.2	0.9	0.9	4.7
_______________________

(1)	Net income (loss) divided by average total assets.

(2)	Net income (loss) divided by average equity.

(3)	Average equity divided by average total assets.

(4)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	The efficiency ratio represents the ratio of noninterest expense divided by the sum of net interest income and noninterest income.

(7)	The common equity Tier 1 capital ratio was required beginning the quarter ended March 31, 2015.

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

Overview

Anchor Bancorp is a bank holding company which primarily engages in the business activity of its subsidiary, Anchor Bank.  Anchor Bank is a community-based savings bank primarily serving Western Washington through our 11 full-service banking offices (including one Wal-Mart in-store location) located within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences, as well as consumer loans, with an emphasis on home equity loans and lines of credit. Since 1990, we have been aggressively offering commercial real estate loans and multi-family loans primarily in Western Washington.

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

Origination of commercial real estate loans. We plan to continue our focus on commercial real estate loans; we maintain a diversified portfolio the majority of these loans are secured by commercial income producing properties, including retail centers, warehouses, and office buildings located in our market areas.  At June 30, 2015 our current portfolio totals $128.3 million, or 44.5% of our total loan portfolio. We plan to increase our focus of owner-occupied commercial real estate which will bring a relationship that will potentially increase commercial business as well as deposits.

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

Improving our Earnings by Expanding Our Product Offerings.  We intend, subject to market conditions, to prudently increase the percentage of our assets consisting of higher-yielding commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations.  At June 30, 2015, our commercial business loans totaled $19.0 million, or 6.6% of our total loan portfolio.  We also intend to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling our loan and deposit products and additional services to our customers such as electronic invoicing and payroll services for our business customers.

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

Continued Expense Control.  Management has undertaken several initiatives to reduce noninterest expense and will continue to emphasize the identification of cost savings opportunities throughout all phases of our operations.  Our expense control measures have included eliminating Anchor Bank’s discretionary matching contribution to its 401(k) plan, reducing most marketing expenses and charitable contributions, cancelling certain projects and capital purchases, and reducing travel and entertainment expenditures.  In particular we have also reduced our number of full-time equivalent employees from 194 at September 30, 2008 to 114 at June 30, 2015, primarily by closing six in store Wal-Mart branch offices as a result of their failure to meet our required growth standards.  The reduction in personnel, cost savings and the closure of offices resulted in savings of approximately $1.8 million per year from the closure of these six offices. Notwithstanding these initiatives, our efforts to reduce noninterest expense were until recently adversely affected by significant costs associated with our REO. Noninterest expense decreased by $953,000 or 5.4% to $16.8 million during fiscal 2015 as compared to $17.8 million and $19.4 million during fiscal years 2014 and 2013, respectively.

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, we carried no valuation allowance at June 30, 2015. The tax provision for the period is equal to the net change in the net deferred tax asset from the beginning to the end of the period, less amounts applicable to the change in value related to securities available-for-sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from REO, deferred loan fees and costs, and loan loss reserves. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

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

Comparison of Financial Condition at June 30, 2015 and June 30, 2014

General. Total assets decreased $9.9 million, or 2.5%, to $379.2 million at June 30, 2015 from $389.1 million at June 30, 2014.  Federal Home Loan Bank ("FHLB") stock decreased $5.2 million, or 85.9% to $853,000. The FHLB stock decreased due to the merger of the Seattle FHLB with the Des Moines FHLB. Our excess FHLB Seattle stock was redeemed upon the merger in June 2015. Securities available-for-sale decreased $9.4 million, or 24.0% and securities held-to-maturity decreased $1.1 million, or 13.1% from June 30, 2014. The decreases in securities were primarily the result of contractual principal repayments and the sale of five securities totaling $2.4 million resulting in a gain of $47,000. In addition, total real estate owned decreased $4.3 million, or 84.3%, to $797,000 at June 30, 2015 from $5.1 million at June 30, 2014.  These declines were partially offset by an increase in the deferred tax asset (“DTA”), net, of $8.3 million as the valuation allowance was reversed during the year due to the our return to profitability and our expectations of sustainable profitability for future periods. Total liabilities decreased $20.0 million or 5.9% to $315.5 million at June 30, 2015 compared to $335.5 million at June 30, 2014 primarily as the result of a decline in our interest bearing deposits, mostly certificates of deposit, of $14.8 million or 5.5% and a decrease in FHLB advances of $7.5 million or 42.9% to $10.0 million.

Assets.  For the year ended June 30, 2015, total assets decreased $9.9 million. The following table details the increases and decreases in the composition of our assets from June 30, 2014 to June 30, 2015:

	Balance at June 30, 2015	Balance at June 30, 2014	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$14,450	$14,758	$(308)	(2.1)%
Mortgage-backed securities, available-for-sale	29,130	38,471	(9,341)	(24.3)
Mortgage-backed securities, held-to-maturity	7,498	8,638	(1,140)	(13.2)
Loans receivable, net of allowance for loan losses	283,444	281,526	1,918	0.7
Real estate owned, net	797	5,067	(4,270)	(84.3)

From June 30, 2014 to June 30, 2015, cash and cash equivalents decreased $308,000.

Mortgage-backed securities available-for-sale decreased by $9.3 million or 24.3% to $29.1 million at June 30, 2015 from $38.5 million at June 30, 2014. Mortgage-backed securities held-to-maturity decreased $1.1 million or 13.2% to $7.5 million at June 30, 2015 from $8.6 million at June 30, 2014. The decreases in these portfolios were primarily the result of contractual principal repayments.

Loans receivable, net, increased $1.9 million or 0.7% to $283.4 million at June 30, 2015 from $281.5 million at June 30, 2014 as a result of new loan production exceeding principal reductions and loans transferred to REO. Commercial real estate loans increased $20.5 million or 19.0% to $128.3 million at June 30, 2015 from $107.8 million at June 30, 2014, primarily due to a $7.7 million and $5.7 million increase in retail and office properties, respectively. Several commercial construction projects were completed and converted to permanent financing. Commercial business loans increased $2.3 million or 13.4% to $19.0 million at June 30, 2015 from $16.7 million at June 30, 2014. Partially offsetting these increases were decreases in all other loan categories. Construction and land loans decreased $8.0 million, net, or 33.7% to $15.8 million at June 30, 2015 from $23.8 million at June 30, 2014. In addition, one-to-four family loans decreased $5.1 million or 8.0% to $57.9 million from $63.0 million at June 30, 2014. Multi-family loans decreased $4.3 million or 9.0% to $43.2 million at June 30, 2015 from $47.5 million at June 30, 2014. In addition, consumer loans decreased $4.4 million or 15.6% to $23.9 million at June 30, 2015 from $28.3 million at June 30, 2014 as consumers continue to reduce their debt. The demand for loans in our market area has been modest during the current economic recovery.

Real estate owned, net decreased $4.3 million, or 84.3% to $797,000 at June 30, 2015 from $5.1 million at June 30, 2014 as a result of ongoing sales to reduce our nonperforming assets. The $4.3 million decline was a result of REO sales of $6.5 million, net of impairments, and $32,000 of REO valuation write-downs partially offset by the transfer of loans to REO totaling $2.2 million as well as $27,000 of capital improvements to REO.

Deposits.  Deposits decreased $11.2 million, or 3.6%, to $299.8 million at June 30, 2015 from $311.0 million at June 30, 2014 primarily as a result of an $11.2 million or 8.3% decrease in certificates of deposit, partially offset by increases in savings deposits and non-interest bearing demand deposits.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at June 30, 2015	Balance at June 30, 2014	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$44,719	$41,149	$3,570	8.7%
Interest-bearing demand deposits	22,448	22,771	(323)	(1.4)
Money market accounts	63,916	69,610	(5,694)	(8.2)
Savings deposits	42,399	39,693	2,706	6.8
Certificates of deposit	126,330	137,811	(11,481)	(8.3)
Total deposit accounts	$299,812	$311,034	$(11,222)	(3.6)%

Borrowings. FHLB advances decreased $7.5 million, or 42.9%, to $10.0 million at June 30, 2015 from $17.5 million at June 30, 2014.

Equity.  Total stockholders' equity increased $10.0 million or 18.7% to $63.7 million at June 30, 2015 from $53.7 million at June 30, 2014. The increase was primarily the result of net income of $9.8 million of which $8.3 million was from the reversal of our DTA valuation allowance and $1.5 million from operating income for year the ended June 30, 2015.

Comparison of Operating Results for the Years Ended June 30, 2015 and June 30, 2014

General.  Net income for the year ended June 30, 2015 was $9.8 million or $3.97 per diluted share compared to net income of $423,000 or $0.17 per diluted share for the year ended June 30, 2014.

Net Interest Income.  Net interest income before the provision for loan losses decreased $298,000, or 2.1%, to $13.8 million for the year ended June 30, 2015, from $14.1 million for the year ended June 30, 2014. For the year ended June 30, 2015, average loans receivable, net, increased $271,000 or 0.09% to $282.8 million from $282.6 million for the year ended June 30, 2014.

Our net interest margin increased 18 basis points to 4.05% for the year ended June 30, 2015, from 3.87% for the prior fiscal year.  The improvement in our net interest margin compared to a year ago reflects a significant reduction in the adverse effect of nonperforming assets and reductions in the cost of deposits and FHLB advances.  Our yield on earnings assets increased to 4.96% for the year ended June 30, 2015 from 4.88% for the year ended June 30, 2014.  Our funding costs have decreased to 1.13% during the year ended June 30, 2015 from 1.20% during the year ended June 30, 2014.  The declines reflect the low interest rate environment that has persisted throughout the year. We expect further declines in our funding costs as our certificates of deposit mature and reprice to current market rates.  The cost of certificates of deposit increased to 1.96%, during the year ended June 30, 2015 from 1.93% for the same period of the prior year.  At June 30, 2015, $40.4 million of our certificates of deposit with a weighted average rate of 0.67% will mature within one year. Our net interest rate spread increased to 3.83% for the year ended June 30, 2015 as compared to 3.68% for the year ended June 30, 2014.

The following table sets forth the results of changes in our balance sheet and in interest rates to our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Year Ended June 30, 2015 Compared to June 30, 2014
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(728)	$16	$(712)
Mortgage-backed securities	51	(184)	(133)
Investment securities, FHLB and cash and cash equivalents	(4)	(54)	(58)
Total net change in income on interest-earning assets	(681)	(222)	(903)
Interest-bearing liabilities:
Savings deposits	—	4	4
Interest bearing demand deposits	—	—	—
Money market accounts	2	(14)	(12)
Certificates of deposit	46	(244)	(198)
FHLB advances	(28)	(371)	(399)
Total net change in expense on interest-bearing liabilities	20	(625)	(605)
Net change in net interest income	$(701)	$403	$(298)

Interest Income. Total interest income for the year ended June 30, 2015 decreased $903,000, or 5.1%, to $16.9 million, from $17.8 million for the year ended June 30, 2014. The decrease during the year was primarily attributable to the 26 basis point decline in the yield on loans compared to the prior fiscal year. In addition, the average balance of mortgage backed-securities decreased $9.9 million or 19.3% to $41.5 million from $51.4 million for the year ended June 30, 2014.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest income for the years ended June 30, 2015 and 2014:

	Year Ended June 30,
	2015		2014		Increase/(Decrease) in Interest and Dividend Income from 2014
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$282,841	5.66%	$282,570	5.92%	$(712)
Mortgage-backed securities	41,493	1.98	51,407	1.86	(133)
Investment securities	562	4.98	920	5.00	(18)
FHLB stock	5,544	0.13	6,179	0.10	1
Cash and cash equivalents	10,326	0.21	23,792	0.26	(41)
Total interest-earning assets	$340,766	4.96%	$364,868	4.88%	$(903)

Interest Expense.  Interest expense decreased $605,000, or 16.4%, to $3.1 million for the year ended June 30, 2015 from $3.7 million for the year ended June 30, 2014 primarily due to a decline in our average interest bearing liabilities.  The average balance of total interest-bearing liabilities decreased $32.9 million, or 10.7%, to $273.3 million for the year ended June 30, 2015 from $306.2 million for the year ended June 30, 2014 primarily as a result of our managed decline in FHLB advances and certificates of deposits.

In addition, as a result of general market rate decreases, the average cost of funds for total interest-bearing liabilities decreased seven basis points to 1.13% for the year ended June 30, 2015 compared to 1.20% for the year ended June 30, 2014.

The following table details average balances, cost of funds and the change in interest expense for the years ended June 30, 2015 and 2014:

	Year Ended June 30,
	2015		2014		Increase/(Decrease) in Interest Expense from 2014
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Savings deposits	$41,220	0.15%	$38,610	0.15%	$4
Interest-bearing demand deposits	20,355	0.04	20,570	0.04	—
Money market accounts	68,245	0.15	77,886	0.14	(12)
Certificates of deposit	130,428	1.96	143,080	1.93	(198)
FHLB advances	13,049	2.65	26,015	2.86	(399)
Total interest-bearing liabilities	$273,297	1.13%	$306,161	1.20%	$(605)

Provision for Loan Losses.  In connection with our analysis of the loan portfolio, management determined that no provision for loan losses was required for the years ended June 30, 2015 and 2014. No provision was required during these periods due to the stabilization of the general economy and real estate market, the decline in the level of nonperforming and classified loans, and the decrease in loan charge-offs during these periods. Loans charge-offs decreased to $1.5 million for year ended June 30, 2015 as compared to $2.4 million for the last fiscal year.  The $1.5 million of loans charged off during the fiscal year included $561,000 of one-to-four family mortgage loans, $159,000 of multi-family loans, $340,000 of commercial real estate loans, $239,000 of home equity loans, $112,000 of direct consumer loans, including credit cards, and $86,000 of commercial business loans.  Nonperforming assets were $2.8 million or 0.7% of total assets at June 30, 2015, compared to $9.8 million, or 2.5% of total assets at June 30, 2014.  Total delinquent loans (past due 30 days or more), decreased $3.9 million, or 52.0% to $3.6 million at June 30, 2015 from $7.5 million at June 30, 2014. Nonperforming loans decreased to $2.0 million at June 30, 2015 from $4.7 million at June 30, 2014. The ratio of nonperforming loans, which includes nonaccrual loans and loans which are 90 days or more past due and still accruing interest, to total loans decreased to 0.7% at June 30, 2015 from 1.6% at June 30, 2014. Classified loans declined to $3.7 million at June 30, 2015 from $6.6 million a year ago. The allowance for loan losses of $3.7 million at June 30, 2015 represented 1.3% of loans receivable and 185.0% of nonperforming loans.

Management considers the allowance for loan losses at June 30, 2015 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the year ended June 30, 2015 and 2014:

	At or For the Year Ended June 30,
	2015	2014
	(Dollars in thousands)
Provision for loan losses	$—	$—
Net charge-offs	903	523
Allowance for loan losses	3,721	4,624
Allowance for losses as a percentage of total loans receivable at the end of this period	1.3%	1.6%
Nonaccrual and 90 days or more past due loans still accruing interest	$2,011	$4,714
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	185.0%	98.1%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.7%	1.6%
Total loans, gross and excluding loans held for sale	$288,212	$287,250

Noninterest Income.  Noninterest income increased $428,000, or 10.5%, to $4.5 million for the year ended June 30, 2015 from $4.1 million for the year ended June 30, 2014.  The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$1,381	$1,562	$(181)	(11.6)%
Other deposit fees	735	790	(55)	(7.0)
Gain on sale of investments	47	—	47	—
Loan fees	588	657	(69)	(10.5)
(Loss) gain on sale of loans	(15)	8	(23)	(287.5)
Bank owned life insurance	1,019	549	470	85.6
Other income	748	509	239	47.0
Total noninterest income	$4,503	$4,075	$428	10.5%

Noninterest income increased during the year ended June 30, 2015, primarily attributable to a $470,000 increase in bank owned life insurance, due to the receipt of $479,000 related to a former Anchor Bank executive's insurance death benefit. In addition, other income increased $239,000 primarily due to a large prepayment on a commercial real estate loan.

Noninterest Expense.  Noninterest expense decreased $953,000, or 5.4%, to $16.8 million for the year ended June 30, 2015 from $17.8 million for the year ended June 30, 2014.  The following table provides an analysis of the changes in the components of noninterest expense:

	At or For the Year Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$8,003	$8,100	$(97)	(1.2)%
General and administrative expenses	2,663	3,086	(423)	(13.7)
Real estate owned impairment	32	1,090	(1,058)	(97.1)
Real estate holding cost	267	447	(180)	(40.3)
FDIC insurance premium	342	505	(163)	(32.3)
Information technology	1,739	1,710	29	1.7
Occupancy and equipment	1,944	1,833	111	6.1
Deposit services	570	725	(155)	(21.4)
Marketing	710	679	31	4.6
Loss (gain) on sale of property, premises and equipment	820	(8)	828	(10,350.0)
Gain on sale of REO	(283)	(407)	124	(30.5)
Total noninterest expense	$16,807	$17,760	$(953)	(5.4)%

Noninterest expense decreased during the year ended June 30, 2015 primarily due to decreases in REO impairment expense and REO holding costs of $1.1 million and $180,000, respectively as compared to 2014, reflecting the stabilization in real estate prices in our market and the reduction in the number of REO properties held by us. In addition our general and administrative expenses decreased $423,000 or 13.7% during the year ended June 30, 2015 to $2.7 million from $3.1 million last year reflecting our focus on cost control. Partially offsetting these decreases was a $820,000 loss on sale of premises, primarily due to a $758,000 loss on sale of our Aberdeen Loan Center locations.

Our efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 91.8% for the year ended June 30, 2015 compared to 97.7% for the year ended June 30, 2014. By definition, a lower efficiency ratio would be an indication that we are more efficiently utilizing resources to generate net interest income and other fee income.

Provision (benefit) for Income Taxes.  The Company had an $8.3 million benefit for income taxes for the year ended June 30, 2015 and no provision (benefit) for income taxes for the year ended June 30, 2014 due to the Bank's valuation allowance. At June 30, 2015, the Company had a DTA of $8.9 million which included $13.9 million for federal net operating loss carryforwards, which will begin to expire in 2031.

DTAs are deferred tax consequences attributable to deductible temporary differences and carryforwards.  After the DTA has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance.  A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability.  Realization of the DTA is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law.  During fiscal 2015, the Company reversed its DTA valuation allowance related to the Company’s’ deferred tax assets as management deemed that it was no longer appropriate to carry a DTA valuation allowance as a result of changes in the factors considered by management when the Company initially established the valuation allowance. In reaching this determination, management considered, among other factors, the scheduled reversal of deferred tax assets and liabilities, taxes paid in carryback years, available tax planning strategies, the Company’s cumulative earnings during the past three years, including the Company’s recent financial performance, the improvement in the Company’s asset quality and financial condition, as well as projected earnings. As of June 30, 2015, management deemed that a deferred tax asset valuation allowance related to the Company’s DTA was not necessary as compared to a valuation allowance of $8.5 million and $8.7 million at June 30, 2014 and 2013, respectively. See Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further discussion of the Company’s income taxes.

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

Assets.  For the year ended June 30, 2014, total assets decreased $63.1 million. The following table details the increases and decreases in the composition of our assets from June 30, 2013 to June 30, 2014:

	Balance at June 30, 2014	Balance at June 30, 2013	Increase (Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$14,758	$65,353	$(50,595)	(77.4)%
Mortgage-backed securities, available-for-sale	38,471	46,852	(8,381)	(17.9)
Mortgage-backed securities, held-to-maturity	8,638	10,160	(1,522)	(15.0)
Loans receivable, net of allowance for loan losses	281,526	277,454	4,072	1.5
Real estate owned	5,067	6,212	(1,145)	(18.4)

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

Deposits.  Deposits decreased $17.6 million, or 5.3%, to $311.0 million at June 30, 2014 from $328.6 million at June 30, 2013.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at June 30, 2014	Balance at June 30, 2013	Increase (Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$41,149	$39,713	$1,436	3.6%
Interest-bearing demand deposits	22,771	20,067	2,704	13.5
Money market accounts	69,610	82,603	(12,993)	(15.7)
Savings deposits	39,693	36,518	3,175	8.7
Certificates of deposit	137,811	149,683	(11,872)	(7.9)
Total deposit accounts	$311,034	$328,584	$(17,550)	(5.3)%

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

The following table sets forth the results of changes in our balance sheet and in interest rates to our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

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

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest income for the years ended June 30, 2014 and 2013:

	Year Ended June 30,
	2014		2013		Increase/ (Decrease) in Interest Income from 2013
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$282,570	5.92%	$292,255	6.17%	$(1,322)
Mortgage-backed securities	51,407	1.86	58,870	2.45%	(489)
Investment securities	920	5.00	1,682	4.88%	(36)
FHLB stock	6,179	0.10	6,415	—%	6
Cash and cash equivalents	23,792	0.26	64,472	0.25%	(97)
Total interest-earning assets	$364,868	4.88%	$423,694	4.66%	$(1,938)

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

The following table details average balances, cost of funds and the change in interest expense for the years ended June 30, 2014 and 2013:

	Year Ended June 30,
	2014		2013		Increase/(Decrease) in Interest Expense from 2013
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Savings deposits	$38,610	0.15%	$36,867	0.23%	$(27)
Interest-bearing demand deposits	20,570	0.04	17,723	0.08%	(6)
Money market accounts	77,886	0.14	87,090	0.27%	(121)
Certificates of deposit	143,080	1.93	158,969	2.01%	(432)
FHLB advances	26,015	2.86	64,900	1.91	(497)
Total interest-bearing liabilities	$306,161	1.20%	$365,549	1.30%	$(1,083)

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

The following table details activity and information related to the allowance for loan losses for the year ended June 30, 2014 and 2013:

	At or For the Year Ended June 30,
	2014	2013
	(Dollars in thousands)
Provision for loan losses	$—	$750
Net charge-offs	523	2,660
Allowance for loan losses	4,624	5,147
Allowance for losses as a percentage of total loans receivable at the end of the period	1.6%	1.8%
Nonaccrual and 90 days or more past due loans still accruing interest	$4,714	$6,159
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	98.1%	83.6%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	1.6%	2.2%
Total loans	$287,250	$283,516

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

Noninterest Expense.  Noninterest expense decreased $1.6 million, or 8.4%, to $17.8 million for the year ended June 30, 2014 from $19.4 million for the year ended June 30, 2013. The following table provides an analysis of the changes in the components of noninterest expense:

	At or For the Year Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$8,100	$8,441	$(341)	(4.0)%
General and administrative expenses	3,086	3,277	(191)	(5.8)
Real estate owned reserve	1,090	1,487	(397)	(26.7)
Real estate holding costs	447	496	(49)	(9.9)
FDIC insurance premium	505	651	(146)	(22.4)
Information technology	1,710	1,661	49	3.0
Occupancy and equipment	1,833	2,182	(349)	(16.0)
Deposit services	725	651	74	11.4
Marketing	679	584	95	16.3
Loss on sale of property, premises and equipment	(8)	56	(64)	(114.3)
Net (gain) loss on sale of REO	(407)	(94)	(313)	333.0
Total noninterest expense	$17,760	$19,392	$(1,632)	(8.4)%

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

Provision (benefit) for Income Taxes.  There was no provision (benefit) for income taxes for the years ended June 30, 2014 and 2013 due to the Bank's DTA valuation allowance. At June 30, 2014, based upon the available evidence, we recorded a partial DTA valuation allowance of $8.5 million as compared to $8.7 million and $7.9 million at June 30, 2013 and 2012, respectively.

At June 30, 2014, the Company had a net operating loss carryforward totaling $14.5 million which can be used to offset future taxable income. The Federal net operating loss carryforward begins to expire in 2031.

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

	Year Ended June 30,
	2015			2014			2013
	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost
				(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$282,841	$16,006	5.66%	$282,570	$16,718	5.92%	$292,255	$18,040	6.17%
Mortgage-backed securities	41,493	823	1.98	51,407	956	1.86	58,870	1,445	2.45
Investment securities	562	28	4.98	920	46	5.00	1,682	82	4.88
FHLB stock	5,544	7	0.13	6,179	6	—	6,415	—	—
Cash and cash equivalents	10,326	22	0.21	23,792	63	0.26	64,472	160	0.25
Total interest-earning assets	340,766	16,886	4.96	364,868	17,789	4.88	423,694	19,727	4.66
Noninterest earning assets	36,521			39,789			40,691
Total average assets	$377,287			$404,657			$464,385
Interest-bearing liabilities:
Savings deposits	41,220	62	0.15	38,610	58	0.15	36,867	85	0.23
Interest-bearing demand deposits	20,355	9	0.04	20,570	9	0.04	17,723	15	0.08%
Money market accounts	68,245	100	0.15	77,886	112	0.14	87,090	233	0.27
Certificates of deposit	130,428	2,559	1.96	143,080	2,757	1.93	158,969	3,189	2.01
Total deposits	260,248	2,730	1.05	280,146	2,936	1.05	300,649	3,522	1.17
FHLB advances	13,049	346	2.65	26,015	745	2.86	64,900	1,242	1.91
Total interest-bearing liabilities	273,297	3,076	1.13	306,161	3,681	1.20	365,549	4,764	1.30
Noninterest-bearing liabilities	51,666			47,265			46,681
Total average liabilities	324,963			353,426			412,230
Average equity	52,324			51,231			52,155
Total liabilities and equity	$377,289			$404,657			$464,385
Net interest income			$13,810			$14,108			$14,963
Interest rate spread			3.83%			3.68%			3.35%
Net interest margin			4.05%			3.87%			3.53%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.7%			119.2%			115.9%
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

	At June 30, 2015	Year Ended June 30,
		2015	2014	2013
Weighted average yield on:
Loans receivable, net	5.30%	5.66%	5.92%	6.17%
Mortgage-backed securities	2.40	1.98	1.86	2.45
Investment securities	4.94	4.98	5.00	4.88
FHLB stock	—	0.13	0.10	—
Cash and cash equivalents	0.23	0.21	0.26	0.25
Total interest-earning assets	4.73	4.96	4.88	4.66
Weighted average rate paid on:
Savings accounts	0.15	0.15	0.15	0.23
Interest-bearing demand deposits	0.10	0.04	0.04	0.08
Money market accounts	0.42	0.15	0.14	0.27
Certificates of deposit	2.02	1.96	1.93	2.01
Total average deposits	1.14	1.05	1.05	1.17
FHLB advances	1.18	2.65	2.86	1.91
Total interest-bearing liabilities	0.89	1.13	1.20	1.30

Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest-bearing liabilities)	3.84	3.83	3.68	3.35

Net interest margin (net interest income (expense) as a percentage of average interest-earning assets)	N/A	4.05	3.87	3.53

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

	Year Ended June 30, 2015 Compared to June 30, 2014 Increase (Decrease) Due to			Year Ended June 30, 2014 Compared to June 30, 2013 Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(728)	$16	$(712)	$(724)	$(598)	$(1,322)
Mortgage-backed securities	51	(184)	(133)	(306)	(183)	(489)
Investment securities, FHLB stock and cash and cash equivalents	(4)	(54)	(58)	12	(139)	(127)
Total net change in income on interest-earning assets	$(681)	$(222)	$(903)	$(1,018)	$(920)	$(1,938)
Interest-bearing liabilities:
Savings accounts	$—	$4	$4	$(31)	$4	$(27)
Interest-bearing demand deposits	—	—	—	(8)	2	(6)
Money market accounts	2	(14)	(12)	(96)	(25)	(121)
Certificates of deposit	46	(244)	(198)	(113)	(319)	(432)
FHLB advances	(28)	(371)	(399)	247	(744)	(497)
Total net change in expense on interest-bearing liabilities	$20	$(625)	$(605)	$(1)	$(1,082)	$(1,083)
Net change in net interest income	$(701)	$403	$(298)	$(1,017)	$162	$(855)

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

In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:

•	we have increased our originations of shorter term loans and particularly, home equity loans (limited recent originations) and commercial business loans;

•	we have structured certain borrowings with maturities that match fund our loan portfolios; and

•	we have sold our fixed rate single family loans to generate noninterest income as well as managing interest rate risk.

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

We generally have found that a number of our deposit accounts are less rate sensitive than others.  Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them.  These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at June 30, 2015 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

Basis Point Change in Rates	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets		Market Value of Assets (4)
	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)
	(Dollars in thousands)
300	$59,230	$(2,932)	(4.72)%	16.98%	0.20%	$348,800
200	60,788	(1,374)	(2.21)	17.06	0.28	356,306
100	61,826	(336)	(0.54)	17.01	0.23	363,565
Base	62,162	—	—	16.78	—	370,410
(100)	65,395	3,233	5.20	17.31	0.53	377,697
(200)	70,351	8,189	13.17	18.28	1.50	384,865
__________

(1)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.

(2)	Calculated as the net portfolio value divided by the market value of assets (“net portfolio value ratio”).

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

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at June 30, 2015, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
	(Dollars in thousands)
300	$16,243	$1,853	12.9%
200	15,682	1,292	9.0
100	15,078	688	4.8
Base	14,390	—	—
(100)	13,390	(1,000)	(6.9)
(200)	12,606	(1,784)	(12.4)

(1)	Represents the increase (decrease) of the estimated net interest income at the indicated change in interest rates compared to net interest income assuming no change in interest rates.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2015.  These amounts are based on daily averages.

	Within Six Months	Over Six Months to One Year	Over 1 - 3 Years	Over 3 - 5 Years	Over 5 - 10 Years	Over 10 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$102,858	$31,386	$96,917	$37,676	$14,258	$4,566	$287,661
Investments and other interest bearing deposits	3,969	3,295	9,500	6,511	10,416	2,788	36,479
Life insurance investment, net	19,001	—	—	—	—	—	19,001
Total rate sensitive assets	125,828	34,681	106,417	44,187	24,674	7,354	343,141
Interest-bearing liabilities:
Deposits	165,380	18,444	52,309	48,794	14,885	—	299,812
Borrowings	—	—	10,000	—	—	—	10,000
Total rate sensitive liabilities	165,380	18,444	62,309	48,794	14,885	—	309,812

Excess (deficiency) of interest sensitivity assets over interest sensitivity liabilities	(39,552)	16,237	44,108	(4,607)	9,789	7,354
Cumulative excess (deficiency) of interest sensitivity assets	(39,552)	(23,315)	20,793	16,186	25,975	33,329	—
Cumulative gap as a % of earning assets	(11.53)%	(6.79)%	6.06%	4.72%	7.57%	9.71%	—

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

Our primary sources of funds are from customer deposits, loan repayments, loan sales, investment payments, maturing securities and advances from the FHLB of Des Moines. These funds, together with retained earnings and equity, are used to make loans, acquire securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition.

We believe that our current liquidity position is sufficient to fund all of our existing commitments.  At June 30, 2015, the total approved loan origination commitments outstanding amounted to $5.0 million. At the same date, unused lines of credit were $28.7 million.

For purposes of determining our liquidity position, we use a concept of basic surplus, which is derived from the total of available-for-sale investments, as well as other liquid assets, less short-term liabilities.  Our Board of Directors has established a target range for basic surplus of 5% to 7%.  During the year ended June 30, 2015, our average basic surplus was 3.69% due to our ongoing reduction in wholesale funds.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or mortgage-backed securities. On a longer-term basis, we maintain a strategy of investing in various lending products as described in greater detail under Item 1.  “Business  – Lending Activities.”

We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and other securities.

Certificates of deposit scheduled to mature in one year or less at June 30, 2015 totaled $40.4 million. Management’s policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Recently we have targeted certain deposit rates at a lower level as part of our efforts to reduce higher costing certificates of deposits as part of our overall capital and liquidity strategy. Based on historical experience, we believe that a significant portion of maturing deposits will remain with Anchor Bank. In addition, we had the ability at June 30, 2015 to borrow an additional $122.3 million from the FHLB of Des Moines. We also have a line of credit with the Federal Reserve Bank for $1.0 million which is collateralized with securities and a line of credit for $5.0 million with Pacific Coast Bankers Bank.

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

Our primary source of funds is our deposits. When deposits are not available to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: cash management from the FHLB of Des Moines, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. Alternatively, we may also liquidate assets to meet our funding needs.  On a monthly basis, we estimate our liquidity sources and needs for the coming three-month, six-month, and one-year time periods. Also, we determine funding concentrations and our need for sources of funds other than deposits. This information is used by our Asset Liability Management Committee in forecasting funding needs and investing opportunities.

Contractual Obligations

Through the normal course of operations, we have entered into certain contractual obligations. Our obligations generally relate to funding of operations through deposits and borrowings as well as leases for premises. Lease terms generally cover a five-year period, with options to extend, and are non-cancelable.

At June 30, 2015, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)
Certificates of deposit	$40,413	$44,046	$39,770	$2,101	$126,330
FHLB advances	—	10,000	—	—	10,000
Operating leases	110	241	120	—	471
Other long-term liabilities (1)	162	450	295	2,240	3,147
Total contractual obligations	$40,685	$54,737	$40,185	$4,341	$139,948

(1) Maximum payments related to employee benefit plan, assuming all future vesting conditions are met. Additional information about employee benefit plan is provided in Note 10 of the Notes to Consolidated Financial Statements.

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

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of June 30, 2015:

	Amount of Commitment Expiration - Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$5,024	$5,024
Line of Credit
Fixed rate (3)	1,708	399
Adjustable rate	26,961	962
Undisbursed balance of loans closed	28,669	1,361
Total balance	33,693	6,385

(1) Interest rates on fixed rate loans range from 3.75% to17.99%.
(2) At June 30, 2015 there were $79 in reserves for unfunded commitments.
(3) Includes standby letters of credit.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. Anchor Bank’s total regulatory capital was $57.3 million at June 30, 2015, or 15.1%, of total assets on that date. As of June 30, 2015, we exceeded all regulatory capital requirements to be considered well capitalized as of that date. Our regulatory capital ratios at June 30, 2015 were as follows: Tier 1 capital 14.3%; common equity Tier 1 capital (CET1)16.2%, Tier 1 (core) risk-based capital 16.2%; and total risk-based capital 17.4%. The regulatory capital requirements to be considered well capitalized are 6.5%, 5%, 8% and 10%, respectively.  We were “well capitalized” at June 30, 2015 based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, for federal regulatory purposes. Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage Capital, CET1, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 16.6%, 19.0%, 19.0%, and 20.1%, respectively, as of June 30, 2015. The CET1 ratio is a new regulatory capital required beginning the quarter ended March 31, 2015.

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

Recent Accounting Pronouncements

In August 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") No. 2014-14, Receivable-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The objective of this amendment is to reduce variations in practice related to the classification of foreclosed loans that are either fully or partially guaranteed under government programs. Upon foreclosure of fully or partially guaranteed loans which are guaranteed under government programs the creditor will be required to reclassify the previously existing mortgage loan to a separate other receivable from the guarantor, measured at the amount of the guarantee that it expects to collect. The effective date will be for fiscal years, and interim periods within those years, beginning after December 15, 2014 for public organizations. The adoption of ASU 2014-14 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the concept of an extraordinary item. The Board released the new guidance as part of its simplification initiative, which, as explained in the ASU, is intended to “identify, evaluate and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. To be considered an extraordinary item under existing U.S. GAAP, an event or transaction must be unusual in nature and must occur infrequently. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. For all entities, the ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements. If an entity chooses to apply the guidance prospectively, it must disclose whether amounts included in income from continuing operations after adoption of the ASU are related to events and transactions previously recognized and classified as extraordinary items before the date of adoption. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The adoption of ASU 2015-01 is not expected to have a material impact on the Company’s financial statements.

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

In April 2015, FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. For public business entities, the guidance in the ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. For entities other than public business entities, the guidance is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods. The adoption of ASU 2015-03 is not expected to have a material impact on the Company's financial statements.

In April 2015, FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this ASU provide guidance to customers in cloud computing arrangements about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. This ASU is not expected to have a material effect on the Company's consolidated financial statements.

In June 2015, FASB issued ASU No. 2015-10, Technical Corrections and Improvements. On November 10, 2010 FASB added a standing project that will facilitate the FASB Accounting Standards Codification (‘Codification”) updates for technical corrections, clarifications, and improvements. These amendments are referred to as Technical Corrections and Improvements. Maintenance updates include non-substantive corrections to the Codification, such as editorial corrections, various link-related changes, and changes to source fragment information. This update contains amendments that will affect a wide variety of Topics in the Codification. The amendments in this ASU will apply to all reporting entities within the scope of the affected accounting guidance and generally fall into one of four categories: amendments related to differences between original guidance and the Codification, guidance clarification and reference corrections, simplification, and minor improvements. In summary, the amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Transition guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for fiscal years and interim reporting periods after December 15, 2015. Early adoption is permitted including adoption in an interim period. All other amendments are effective upon the issuance of this ASU. ASU 2015-10 did not have a material impact on the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, investing, deposit and borrowings activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could have a potential material effect on our financial condition and result of operations. The information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management and Market Risk” in this Form 10-K is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Anchor Bancorp

We have audited the accompanying consolidated statements of financial condition of Anchor Bancorp (the Company) as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive loss, stockholders’ equity, and cash flows for the three years in the period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anchor Bancorp as of June 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Everett, Washington
September 10, 2015

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	June 30,
	2015	2014
ASSETS
Cash and cash equivalents	$14,450	$14,758
Securities available-for-sale, at fair value, amortized cost of $29,696 and $39,107	29,565	38,917
Securities held-to-maturity, at amortized cost, fair value of $7,692 and $8,908	7,617	8,765
Loans held for sale	505	—
Loans receivable, net of allowance for loan losses of $3,721 and $4,624	283,444	281,526
Life insurance investment, net of surrender charges	19,001	19,428
Accrued interest receivable	1,069	1,236
Real estate owned, net	797	5,067
Federal Home Loan Bank ("FHLB") stock, at cost	853	6,046
Property, premises, and equipment, at cost, less accumulated depreciation of $13,482 and $14,777	10,370	11,313
Deferred tax asset, net	8,867	555
Prepaid expenses and other assets	2,692	1,517
Total assets	$379,230	$389,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$44,719	$41,149
Interest-bearing	255,093	269,885
Total deposits	299,812	311,034

FHLB advances	10,000	17,500
Advance payments by borrowers for taxes and insurance	1,002	891
Supplemental Executive Retirement Plan liability	1,814	1,715
Accounts payable and other liabilities	2,879	4,313
Total liabilities	315,507	335,453
Commitments and Contingencies (Note 16)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, authorized 45,000,000 shares; 2,550,000 issued and 2,480,865 and 2,473,981 outstanding at June 30, 2015 and 2014, respectively	25	25
Additional paid-in capital	23,404	23,293
Retained earnings	41,741	31,914
Unearned Employee Stock Ownership Plan ("ESOP") shares	(736)	(797)
Accumulated other comprehensive loss, net of tax	(711)	(760)
Total stockholders’ equity	63,723	53,675
Total liabilities and stockholders’ equity	$379,230	$389,128

 See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30, 2015, 2014, and 2013
(Dollars in thousands, except per share data)

	Years Ended June 30,
	2015	2014		2013
Interest income:
Loans receivable, including fees	$16,006	$16,718		$18,040
Securities	57	115		242
Mortgage-backed securities	823	956		1,445
Total interest income	16,886	17,789		19,727
Interest expense:
Deposits	2,730	2,936		3,522
FHLB advances	346	745		1,242
Total interest expense	3,076	3,681		4,764
Net interest income before provision for loan losses	13,810	14,108		14,963
Provision for loan losses	—	—		750
Net interest income after provision for loan losses	13,810	14,108		14,213
Noninterest income
Deposit service fees	1,381	1,562		1,468
Other deposit fees	735	790		863
Gain on sale of investments	47	—		70
Other loan fees	588	657		712
(Loss) gain on sale of loans	(15)	8		444
Increase in cash surrender value of life insurance investment	540	549		621
Gain on death benefit of life insurance investment, net	479	—	479	—
Other income	748	509		746
Total noninterest income	4,503	4,075		4,924
Noninterest expense
Compensation and benefits	8,003	8,100		8,441
General and administrative expenses	2,663	3,086		3,277
Real estate owned impairment, net	32	1,090		1,487
Real estate owned holding costs	267	447		496
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	342	505		651
Information technology	1,739	1,710		1,661
Occupancy and equipment	1,944	1,833		2,182
Deposit services	570	725		651
Marketing	710	679		584
Loss (gain) on sale of property, premises and equipment	820	(8)		56
Gain on sale of real estate owned	(283)	(407)		(94)
Total noninterest expense	16,807	17,760		19,392
Income (loss) before (benefit) provision for income taxes	1,506	423		(255)
Benefit for income taxes	(8,321)	—		—
Net income (loss)	$9,827	$423		$(255)
Basic earnings (loss) per share	$3.97	$0.17		$(0.10)
Diluted earnings (loss) per share	$3.97	$0.17		$(0.10)

See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended June 30, 2015, 2014, and 2013
(Dollars in thousands, except share data)

	Years Ended June 30,
	2015	2014	2013
NET INCOME (LOSS)	$9,827	$423	$(255)
OTHER COMPREHENSIVE INCOME (LOSS), net of income tax
Unrealized holding gain (loss) on available-for-sale securities during the period, net of income tax benefit of $9, $0, and $0, respectively	96	761	(1,426)
Adjustment for realized gains included in net income (loss)	(47)	—	(70)
Other comprehensive income (loss), net of income tax	49	761	(1,496)
COMPREHENSIVE INCOME (LOSS)	$9,876	$1,184	$(1,751)

See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2015, 2014, and 2013
(Dollars in thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP shares	Accumulated Other Comprehensive Income (Loss), net of tax	Total Stockholders’ Equity
Balance at June 30, 2012	2,550,000	$25	$23,202	$31,746	$(924)	$(25)	$54,024

Net loss	—	—	—	(255)	—	—	(255)
Other comprehensive loss net of tax	—	—	—	—	—	(1,496)	(1,496)
ESOP shares allocated	—	—	27	—	68	—	95

Balance at June 30, 2013	2,550,000	$25	$23,229	$31,491	$(856)	$(1,521)	$52,368

Net income	—	$—	$—	$423	$—	$—	$423
Other comprehensive income net of tax	—	—	—	—	—	761	761
ESOP shares allocated	—	—	64	—	59	—	123

Balance at June 30, 2014	2,550,000	$25	$23,293	$31,914	$(797)	$(760)	$53,675

Net income	—	$—	$—	$9,827	$—	$—	$9,827
Other comprehensive income of tax	—	—	—	—	—	49	49
ESOP shares allocated	—	—	111	—	61	—	172

Balance at June 30, 2015	2,550,000	$25	$23,404	$41,741	$(736)	$(711)	$63,723

See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2015, 2014, and 2013
(In thousands)

	Year Ended June 30,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,827	$423	$(255)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	665	608	946
Net amortization of premiums on securities	576	725	616
Provision for loan losses	—	—	750
ESOP expense	172	123	95
Real estate owned impairment	32	1,090	1,487
Deferred income taxes benefit	(81)	—	—
Increase in cash surrender value of life insurance investment	(540)	(549)	(621)
Gain on death benefit of life insurance investment	(479)	—	—
Loss (gain) on sale of loans	15	(8)	(444)
Gain on sale of investments	(47)	—	(70)
Originations of loans held for sale	(1,572)	(2,303)	(23,100)
Proceeds from sale of loans held for sale	1,053	2,532	22,566
Loss (gain) on sale of property, premises, and equipment	820	(8)	56
Gain on sale of real estate owned	(283)	(407)	(94)
Changes in operating assets and liabilities:
Accrued interest receivable	167	347	(51)
Prepaid expenses and other assets	370	4,129	(3,242)
Deferred income tax asset	(8,240)	—	—
Supplemental Executive Retirement Plan ("SERP")	99	12	(61)
Accounts payable and other liabilities	(1,534)	480	66
Net cash provided by operating activities	1,020	7,194	(1,356)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	2,335	995	1,165
Purchases of available-for-sale investments	—	—	(18,548)
Purchase of held-to-maturity investments	—	—	(5,830)
Principal repayments on mortgage-backed securities available-for-sale	6,549	8,435	15,752
Principal repayments on mortgage-backed securities held-to-maturity	1,137	1,464	2,649
Loan originations, net of undisbursed loan proceeds and principal repayments	(3,392)	(9,569)	5,864
Proceeds from sale of real estate owned	6,789	6,846	4,945
Capital improvements on real estate owned	(27)	(591)	(793)
Proceeds from sale of property, premises, and equipment, net	2	8	(37)
Purchase of fixed assets	(1,303)	(527)	(146)
Proceeds from sale of FHLB stock	5,193	—	—
Net cash provided by investing activities	17,283	7,061	5,021

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended June 30, 2015, 2014, and 2013
(In thousands)

	Year Ended June 30,
	2015	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(11,222)	(17,550)	(17,214)
Net change in advance payments by borrowers for taxes and insurance	111	100	229
Proceeds from FHLB advances	36,110	—	—
Repayment of FHLB advances	(43,610)	(47,400)	—
Net cash used for financing activities	(18,611)	(64,850)	(16,985)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(308)	(50,595)	(13,320)
Beginning of period	14,758	65,353	78,673
End of period	$14,450	$14,758	$65,353
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities
Net loans transferred to real estate owned	$2,241	$5,793	$5,050
Unrealized holding gains (losses) on available-for-sale securities	$96	$761	$(1,426)
Loans securitized into mortgage-backed securities	$—	$—	$1,069
Transfer of receivable related to proceeds from death benefit to other assets	$1,545	$—	$—
CASH PAID DURING THE PERIOD FOR INTEREST	$3,119	$3,732	$4,765
See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 1 - Organization and Summary of Significant Accounting Policies

General - Anchor Bancorp is a bank holding company which operates primarily through its subsidiary, Anchor Bank (the Bank) (collectively referred to as the "Company"). Anchor Bank is a community-based savings bank primarily serving Western Washington through its 11 full-service banking offices (including one Wal-Mart in-store location) located within Grays Harbor, Thurston, Lewis, Mason and Pierce counties, Washington. Anchor Bank’s business consists of attracting deposits from the public and utilizing those deposits to originate loans.

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

Financial statement presentation and use of estimates - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reporting practices applicable to the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as of the date of the consolidated statements of financial condition, and revenues and expenses for the period. Actual results could differ from estimated amounts. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and impaired loans, fair value of financial instruments, valuation of real estate owned, and deferred tax assets.

Principles of consolidation - The consolidated financial statements include the accounts of Anchor Bancorp and its wholly-owned subsidiary, Anchor Bank. All material intercompany accounts have been eliminated in the consolidation.

Subsequent events - The Company has evaluated events and transactions subsequent to June 30, 2015 for potential recognition or disclosure.

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

Restricted assets - Federal Reserve regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank of San Francisco ("FRB"). The amount required to be on deposit was $1.4 million and $1.3 million at June 30, 2015 and 2014, respectively. The Bank was in compliance with this requirement at June 30, 2015 and 2014.

Investment securities - Securities are classified as held-to-maturity when the Company has the ability and positive intent to hold them to maturity. Securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Securities bought and held principally for the purpose of sale in the near term are classified as trading securities and are carried at fair value. There were no trading securities at June 30, 2015 and 2014. Securities not classified as trading or held-to-maturity are classified as available-for-sale. Unrealized holding gains and losses on securities available-for-sale are excluded from earnings and are reported net of tax as a separate component of equity until realized. These unrealized holding gains and losses, net of tax, are also included as a component of comprehensive income. Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Amortization of premiums and accretion of discounts are recognized into interest income using the effective interest method over the period to maturity.

The Company evaluates securities for other-than-temporary impairment on a periodic basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether the Bank has the intent and ability to hold these securities or if it is likely that it will be required to sell the securities before their anticipated recovery. In analyzing an issuer’s financial condition, the Bank may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. If the Bank does not intend to sell the security and it is not likely it will be required to sell the security prior to recovery of its cost basis, the credit loss component of impairment is recognized in earnings and impairment associated with non-credit factors, such as

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

market liquidity, is recognized in other comprehensive income, net of tax. A credit loss is the difference between the cost basis of the security and the present value of cash flows expected to be collected, discounted at the security's effective interest rate at the date of acquisition. The cost basis of an other-than-temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value. However, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income. The total other-than-temporary impairment is presented in the consolidated statements of income with a reduction for the amount of other-than-temporary impairment that is recognized in other comprehensive income, if any.

Federal Home Loan Bank stock - The Bank’s investment in FHLB stock is carried at cost, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At June 30, 2015 and 2014, the Bank’s minimum investment requirement was $853 and $916, respectively. The Bank was in compliance with the FHLB minimum investment requirement at June 30, 2015 and 2014.

Management evaluates FHLB stock for impairment as needed. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, management determined that there was no impairment of FHLB stock at June 30 2015 and 2014, respectively.

Securitizations - The Bank historically has securitized and services interests in residential home loans. The Bank has securitized these loans through the Federal Home Loan Mortgage Corporation ("FHLMC"). Of the total serviced loan portfolio of $81.1 million and $96.5 million at June 30, 2015 and 2014, $24.7 million and $30.4 million, respectively, represent securitized loans. The loans have been sold without recourse, servicing retained. All principal, interest, late fees, and escrow payments are collected and remitted to the investor daily.

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

Troubled debt restructured loans- A loan is classified as a troubled debt restructuring when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and the Bank grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include interest rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of six months to demonstrate that the borrower can meet the restructured terms. If the borrower's performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.

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

Life insurance investment - The Bank is the sole beneficiary of life insurance policies that are recorded at their cash surrender value, net of any surrender charges, and cover certain key executives of the Bank. The $540, $549, and $621 of income for the years ended June 30, 2015, 2014, and 2013, respectively is included in noninterest income. In addition the Bank recorded income of $479 related to a former Anchor Bank executive's insurance death benefit for year ended June 30, 2015.

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

Mortgage servicing rights are amortized in proportion to, and over, the estimated period that net servicing income will be collected. The carrying value of mortgage servicing rights is periodically evaluated in relation to estimated future cash flows to be received, and such carrying value is adjusted for indicated impairments based on management’s best estimate of the remaining cash flows. The Bank has stratified its mortgage servicing rights based on whether the loan was sold or securitized and the interest rate of the

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

underlying loans. The Bank uses the direct write-down method for mortgage servicing rights where the serviced loan has been paid off. The mortgage servicing asset was $235 and $367 at June 30, 2015 and 2014, respectively, and is included in prepaid expenses and other assets in the consolidated statements of financial condition.

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

Marketing costs - The Company expenses marketing costs as they are incurred. Total marketing expenses were $710, $679, and $584 for the years ended June 30, 2015, 2014, and 2013, respectively.

Financial instruments - In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Contingencies - The Company is a defendant in various legal proceedings arising in connection with its business. It is the opinion of management that the financial position and the results of operations of the Company will not be materially adversely affected by the final outcome of the legal proceedings and that adequate provision has been made in the accompanying consolidated financial statements.

At periodic intervals, the Washington State Department of Financial Institutions, Division of Banks ("DFI") and the Federal Deposit Insurance Corportaion ("FDIC") routinely examine the Bank’s financial statements as part of their legally prescribed oversight of the banking industry. Based on these examinations, the regulators can direct that the Bank’s financial statements be adjusted in accordance with their findings.

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

Comprehensive income (loss) - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income (loss). Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale investments, are reported as a separate component of stockholders' equity.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Fair value - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair values. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank’s estimates for market assumptions.

Valuation inputs refer to the assumptions market participants would use in pricing a given asset or liability using one of the three valuation techniques. Inputs can be observable or unobservable. Observable inputs are those assumptions that market participants would use in pricing the particular asset or liability. These inputs are based on market data and are obtained from an independent source. Unobservable inputs are assumptions based on the Company’s own information or estimate of assumptions used by market participants in pricing the asset or liability. Unobservable inputs are based on the best and most current information available on the measurement date.

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

Recently issued accounting pronouncements - In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-14, Receivable-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The objective of this ASU is to reduce variations in practice related to the classification of foreclosed loans that are either fully or partially guaranteed under government programs. Upon foreclosure of fully or partially guaranteed loans which are guaranteed under government programs the creditor will be required to reclassify the previously existing mortgage loan to a separate other receivable from the guarantor, measured at the amount of the guarantee that it expects to collect. The effective date will be for fiscal years, and interim periods within those years, beginning after December 15, 2014 for public organizations. The adoption of ASU 2014-14 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the concept of an extraordinary item. The Board released the new guidance as part of its simplification initiative, which, as explained in the ASU, is intended to “identify, evaluate and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. To be considered an extraordinary item under existing U.S. GAAP, an event or transaction must be unusual in nature and must occur infrequently. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. For all entities, the ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements. If an entity chooses to apply the guidance prospectively, it must disclose whether amounts included in income from continuing operations after adoption of the ASU are related to events and transactions previously recognized and classified as extraordinary items before the date of adoption. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The adoption of ASU 2015-01 is not expected to have a material impact on the Company’s financial statements.

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

In April 2015, FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. For public business entities, the guidance in the ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. For entities other than public business entities, the guidance is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods. The adoption of ASU 2015-03 is not expected to have a material impact on the Company's financial statements.

In April 2015, FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this ASU provide guidance to customers in cloud computing arrangements about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. This ASU is not expected to have a material effect on the Company's consolidated financial statements.

In June 2015, FASB issued ASU No. 2015-10, Technical Corrections and Improvements. On November 10, 2010 FASB added a standing project that will facilitate the FASB Accounting Standards Codification (‘Codification”) updates for technical corrections, clarifications, and improvements. These amendments are referred to as Technical Corrections and Improvements. Maintenance updates include non-substantive corrections to the Codification, such as editorial corrections, various link-related changes, and changes to source fragment information. This update contains amendments that will affect a wide variety of Topics in the Codification. The amendments in this ASU will apply to all reporting entities within the scope of the affected accounting guidance and generally fall into one of four categories: amendments related to differences between original guidance and the Codification, guidance clarification and reference corrections, simplification, and minor improvements. In summary, the amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Transition guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for fiscal years and interim reporting periods after December 15, 2015. Early adoption is permitted including adoption in an interim period. All other amendments are effective upon the issuance of this ASU. ASU 2015-10 did not have a material impact on the Company's consolidated financial statements.

Note 2 - Supervisory Directive

Anchor Bank entered into a Cease and Desist Order ("Order") with the FDIC and the DFI on August 12, 2009. On September 5, 2012, the FDIC and the DFI terminated the Order and it was replaced with a Supervisory Directive with the DFI. The Supervisory Directive with the DFI was terminated on November 20, 2014. The FRB terminated the Supervisory Directive it had with the Company on January 13, 2015.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 3 - Securities

The amortized cost and estimated fair market values of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Securities available-for-sale
Municipal bonds	$434	$1	$—	$435
Mortgage-backed securities:
FHLMC (1)	11,780	134	(123)	11,791
FNMA (2)	16,534	70	(196)	16,408
GNMA (3)	948	—	(17)	931
	$29,696	$205	$(336)	$29,565
Securities held-to-maturity
Municipal bonds	$119	$—	$—	$119
Mortgage-backed securities:
FHLMC	3,367	95	(56)	3,406
FNMA	1,858	124	(22)	1,960
GNMA	2,273	—	(66)	2,207
	$7,617	$219	$(144)	$7,692

(1) Federal Home Loan Mortgage Corporation (Freddie Mac)
(2) Federal National Mortgage Association (Fannie Mae)
(3) Government National Mortgage Association (Ginnie Mae)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Securities available-for-sale
Municipal bonds	$443	$3	$—	$446
Mortgage-backed securities:
FHLMC	16,901	242	(187)	16,956
FNMA	20,567	90	(326)	20,331
GNMA	1,196	—	(12)	1,184
	$39,107	$335	$(525)	$38,917
Securities held-to-maturity
Municipal bonds	$127	$—	$—	$127
Mortgage-backed securities:
FHLMC	3,958	122	(63)	4,017
FNMA	2,268	155	(29)	2,394
GNMA	2,412	—	(42)	2,370
	$8,765	$277	$(134)	$8,908

There were 30 and 38 securities in an unrealized loss position at June 30, 2015 and June 30, 2014, respectively. The unrealized losses on investments in debt securities relate principally to the general change in interest rates in changing market conditions and not credit quality that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities prior to their maturity. We do expect to recover the entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of June 30, 2015 and 2014 were as follows:

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$747	$(1)	$5,404	$(122)	$6,151	$(123)
FNMA	3,105	(45)	6,898	(151)	10,003	(196)
GNMA	—	—	931	(17)	931	(17)
	$3,852	$(46)	$13,233	$(290)	$17,085	$(336)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$2,299	$(56)	$2,299	$(56)
FNMA	—	—	772	(22)	772	(22)
GNMA	—	—	2,207	(66)	2,207	(66)
	$—	$—	$5,278	$(144)	$5,278	$(144)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$—	$—	$9,072	$(187)	$9,072	$(187)
FNMA	—	—	15,799	(326)	15,799	(326)
GNMA	—	—	1,184	(12)	1,184	(12)
	$—	$—	$26,055	$(525)	$26,055	$(525)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$2,642	$(63)	$2,642	$(63)
FNMA	—	—	862	(29)	862	(29)
GNMA	—	—	2,370	(42)	2,370	(42)
	$—	$—	$5,874	$(134)	$5,874	$(134)

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Contractual maturities of securities at June 30, 2015 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	Amortized Cost	Fair Value
June 30, 2015
Securities available-for-sale
Municipal bonds:
Due within one year	$250	$251
Due after one to five years	—	—
Due five years to ten years	—	—
Due after ten years	184	184
Mortgage-backed securities:
FHLMC	11,780	11,791
FNMA	16,534	16,408
GNMA	948	931
	$29,696	$29,565

Securities held-to-maturity
Municipal bonds:
Due after ten years	$119	$119
Mortgage-backed securities:
FHLMC	3,367	3,406
FNMA	1,858	1,960
GNMA	2,273	2,207
	$7,617	$7,692

Sales, maturities, and calls of securities for the years presented are summarized as follows:

	Year Ended June 30,
	2015	2014	2013
Proceeds from sales	$2,355	$—	$995
Proceeds from maturities and calls	—	995	170
Gross realized gains	65	—	70
Gross realized loss	(18)	—	—

Pledged securities at the dates indicated are summarized as follows:

	June 30, 2015		June 30, 2014
Pledged to secure:	Book Value	Fair Value	Book Value	Fair Value
Certain public deposits	$12,184	$12,189	$10,081	$10,154
FHLB borrowings	1,727	1,788	2,223	2,301
Federal Reserve borrowing line	1,001	990	1,127	1,120

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 4 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	June 30,
	2015	2014
Real estate:
One-to-four family	$57,944	$63,009
Multi-family	43,249	47,507
Commercial	128,306	107,828
Construction	11,731	19,690
Land	4,069	4,126
Total real estate	245,299	242,160
Consumer:
Home equity	17,604	20,894
Credit cards	3,289	3,548
Automobile	686	1,073
Other consumer	2,347	2,838
Total consumer	23,926	28,353

Commercial business	18,987	16,737
Total loans	288,212	287,250
Less:
Deferred loan fees	1,047	1,100
Allowance for loan losses	3,721	4,624
Loans receivable, net	$283,444	$281,526

A summary of activity in the allowance for loan losses follows:

	June 30,
	2015	2014	2013
Beginning balance	$4,624	$5,147	$7,057
Provision for losses	—	—	750
Charge-offs	(1,497)	(2,434)	(3,283)
Recoveries	594	1,911	623
Ending balance	$3,721	$4,624	$5,147

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2015:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,550	$229	$682	$190	$74	$587	$1,231	$81	$4,624
Provision (benefit) for loan losses	(5)	25	(80)	(197)	1	94	164	(2)	—
Charge-offs	(561)	(159)	(340)	—	—	(351)	(86)	—	(1,497)
Recoveries	129	—	—	254	—	115	96	—	594
Ending balance	$1,113	$95	$262	$247	$75	$445	$1,405	$79	$3,721

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2014:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,393	$156	$671	$356	$531	$817	$1,172	$51	$5,147
Provision (benefit) for loan losses	665	73	(558)	(540)	(457)	508	279	30	—
Charge-offs	(897)	—	(403)	—	—	(876)	(258)	—	(2,434)
Recoveries	389	—	972	374	—	138	38	—	1,911
Ending balance	$1,550	$229	$682	$190	$74	$587	$1,231	$81	$4,624

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2013:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,659	$238	$578	$148	$368	$1,508	$2,558	$—	$7,057
Provision (benefit) for loan losses	7	(82)	(108)	270	163	341	108	51	750
Charge-offs	(416)	—	—	(105)	—	(1,231)	(1,531)	—	(3,283)
Recoveries	143	—	201	43	—	199	37	—	623
Ending balance	$1,393	$156	$671	$356	$531	$817	$1,172	$51	$5,147

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2015:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
With no allowance recorded
One-to-four family	$1,557	$1,860	$—
Land	231	245	—
Home equity	64	65	—
Other consumer	31	32	—
Commercial business	64	126	—
With an allowance recorded
One-to-four family	7,716	7,743	500
Land	408	408	3
Home equity	212	212	26
Commercial business	868	868	211
Total
One-to-four family	9,273	9,603	500
Land	639	653	3
Home equity	276	277	26
Other consumer	31	32	—
Commercial business	932	994	211
Total	$11,151	$11,559	$740

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the year ended June 30, 2015:

	Year Ended June 30, 2015

	Average Recorded Investment	Interest Income Recognized
With no allowance recorded
One-to-four family	$3,802	$67
Multi-family	1,132	—
Commercial real estate	984	—
Land	355	12
Home equity	153	3
Other consumer	—	1
Commercial business	723	8
With an allowance recorded
One-to-four family	7,989	308
Land	765	25
Home equity	325	10
Commercial business	469	36
Total
One-to-four family	11,791	375
Multi-family	1,132	—
Commercial real estate	984	—
Land	1,120	37
Home equity	478	13
Other consumer	—	1
Commercial business	1,192	44
Total	$16,697	$470

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2015:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Ending balance	$1,113	$95	$262	$247	$75	$445	$1,405	$79	$3,721
Ending balance: individually evaluated for impairment	500	—	—	—	3	26	211		740
Ending balance: collectively evaluated for impairment	$613	$95	$262	$247	$72	$419	$1,194	$79	$2,981

Loans receivable:
Ending balance	$57,944	$43,249	$128,306	$11,731	$4,069	$23,926	$18,987	$—	$288,212
Ending balance: individually evaluated for impairment	9,273	—	—	—	639	307	932	—	11,151
Ending balance: collectively evaluated for impairment	$48,671	$43,249	$128,306	$11,731	$3,430	$23,619	$18,055	$—	$277,061

(1)	Consumer loans include home equity, credit cards, auto and other consumer loans.

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

The following table presents the recorded investment in nonaccrual and loans past due 90 days still on accrual by type of loans as of the dates indicated:

	June 30,
	2015	2014
One-to-four family	$1,263	$2,101
Multi-family	—	158
Commercial real estate	—	2,070
Land loans	—	150
Credit cards	6	—
Other consumer	31	—
Commercial business	711	235
Total	$2,011	$4,714

The table above includes $2.0 million in nonaccrual and $6 in past due 90 days or more and still accruing interest, net of partial loan charge-offs at June 30, 2015. There were $4.7 million in nonaccrual and no loans in past due 90 days or more and still accruing interest, net of partial loan charge-offs at June 30, 2014.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

The following table presents past due loans, net of partial loan charge-offs, by class, as of June 30, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans

One-to-four family	$616	$552	$1,263	$2,431	$55,513	$57,944
Multi-family	—	—	—	—	43,249	43,249
Commercial real estate	—	—	—	—	128,306	128,306
Construction	—	—	—	—	11,731	11,731
Land	—	—	—	—	4,069	4,069
Home equity	15	16	—	31	17,573	17,604
Credit cards	8	26	6	40	3,249	3,289
Automobile	9	—	—	9	677	686
Other consumer	16	—	31	47	2,300	2,347
Commercial business	64	273	711	1,048	17,939	18,987
Total	$728	$867	$2,011	$3,606	$284,606	$288,212
(1) Includes loans on nonaccrual status, that may be less than 90 days contractually past due.

The following table presents past due loans, net of partial loan charge-offs, by class as of June 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans

One-to-four family	$1,384	$819	$2,101	$4,304	$58,705	$63,009
Multi-family	32	—	158	190	47,317	47,507
Commercial real estate	—	—	2,070	2,070	105,758	107,828
Construction	—	—	—	—	19,690	19,690
Land	—	—	150	150	3,976	4,126
Home equity	239	108	—	347	20,547	20,894
Credit cards	32	27	—	59	3,489	3,548
Automobile	14	—	—	14	1,059	1,073
Other consumer	43	—	—	43	2,795	2,838
Commercial business	64	—	235	299	16,438	16,737
Total	$1,808	$954	$4,714	$7,476	$279,774	$287,250
(1) Includes loans on nonaccrual status, that may be less than 90 days contractually past due.

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

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table represents the internally assigned grade as of June 30, 2015, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
Grade:
Pass	$49,119	$42,884	$125,586	$11,731	$3,430	$16,585	$3,249	$615	$2,214	$16,981	$272,394
Watch	2,151	—	2,044	—	—	697	34	71	102	915	6,014
Special Mention	4,755	—	676	—	231	301	—	—	—	159	6,122
Substandard	1,919	365	—	—	408	21	6	—	31	932	3,682
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$57,944	$43,249	$128,306	$11,731	$4,069	$17,604	$3,289	$686	$2,347	$18,987	$288,212

The following table represents the credit risk profile based on payment activity as of June 30, 2015, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
Performing	$56,681	$43,249	$128,306	$11,731	$4,069	$17,604	$3,283	$686	$2,316	$18,276	$286,201
Nonperforming (1)	1,263	—	—	—	—	—	6	—	31	711	2,011
Total	$57,944	$43,249	$128,306	$11,731	$4,069	$17,604	$3,289	$686	$2,347	$18,987	$288,212
(1) Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

The following table represents the internally assigned grade as of June 30, 2014, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
Grade:
Pass	$49,504	$47,317	$102,216	$19,690	$3,248	$18,925	$3,489	$976	$2,732	$13,040	$261,137
Watch	4,505	32	449	—	—	1,434	59	97	106	1,005	7,687
Special Mention	6,171	—	3,093	—	307	406	—	—	—	1,841	11,818
Substandard	2,829	158	2,070	—	571	129	—	—	—	851	6,608
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$63,009	$47,507	$107,828	$19,690	$4,126	$20,894	$3,548	$1,073	$2,838	$16,737	$287,250

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

Troubled Debt Restructure. At June 30, 2015 and June 30, 2014, troubled debt restructured loans (“TDRs”), included in impaired loans above, totaled $9.8 million and $11.3 million, respectively and $681,000 with $1.4 million currently in nonaccrual, respectively. Restructured loans are an option that the Bank uses to minimize risk of loss and are a concession granted to a borrower experiencing financial difficulties that it would not otherwise consider. The modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank's best interest.
The Bank has utilized a combination of rate and term modifications for its TDRs.
The following table represents TDRs by accrual versus nonaccrual status and by loan class as of June 30, 2015:

	June 30, 2015
	Accrual Status	Nonaccrual Status	Total Modifications

One-to-four family	$8,010	$681	$8,691
Land	639	—	639
Home equity	276	—	276
Commercial business	221	—	221
Total	$9,146	$681	$9,827
The following table represents TDRs by accrual versus nonaccrual status and by loan class as of June 30, 2014:

	June 30, 2014
	Accrual Status	Nonaccrual Status	Total Modifications

One-to-four family	$8,590	$1,355	$9,945
Land	727	—	727
Home equity	367	—	367
Commercial business	222	—	222
Total	$9,906	$1,355	$11,261

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following tables present TDR loans and their recorded investment prior to the modification and after the modification for TDR transactions that originated during the years ended June 30, 2015, 2014 and 2013:

	Year Ended June 30, 2015
	Number of Contracts	Pre-TDR Recorded Investment	Post -TDR Recorded Investment

One-to-four family	1	$197	$194
Total	1	$197	$194

	Year Ended June 30, 2014
	Number of Contracts	Pre-TDR Recorded Investment	Post -TDR Recorded Investment

One-to-four family	7	$1,530	$1,545
Home equity	1	75	67
Commercial business	1	145	158
Total	9	$1,750	$1,770

	Year Ended June 30, 2013
	Number of Contracts	Pre-TDR Recorded Investment	Post -TDR Recorded Investment

One-to-four family	22	$7,381	$7,179
Land	1	429	429
Home equity	4	299	301
Total	27	$8,109	$7,909

There were no TDRs modified within the previous 12 months for which there was a payment default for the years ended June 30, 2015 and 2014.

The following table below represents TDRs modified within the previous 12 months for which there was a payment default within 12 months of their restructure for the year ended June 30, 2013:

	Number of Contracts	For the Year Ended June 30, 2013
Post TDR investment
One-to-four family	2	$506
Home equity	1	73
Total	3	$579

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 5 - Real Estate Owned, net

The following table is a summary of REO for the years ended June 30, 2015, 2014 and 2013:

	Year Ended June 30,

	2015	2014	2013

Balance at the beginning of the period	$5,067	$6,212	$6,708
Net loans transferred to real estate owned	2,241	5,793	5,050
Capitalized improvements	27	591	793
Sales	(6,506)	(6,439)	(4,852)
Impairments	(32)	(1,090)	(1,487)
Balance at the end of the period	$797	$5,067	$6,212

Note 6 - Property, Premises, and Equipment

Property, premises, and equipment owned by the Bank are summarized as follows:

	June 30,
	2015	2014
Land	$2,247	$2,323
Building and improvements	15,883	16,691
Furniture and fixtures	4,778	5,710
Automobiles	334	289
Software	593	1,056
Leasehold improvements	17	21
	23,852	26,090
Less accumulated depreciation and amortization	(13,482)	(14,777)
Property, premises, and equipment, net of depreciation and amortization	$10,370	$11,313

Depreciation and amortization expense for the years ended June 30, 2015, 2014, and 2013, was $665, $608 and $946, respectively.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 7 - Deposits

Deposits consist of the following:

	June 30,
	2015		2014
	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$44,719	15.0%	$41,149	13.2%
Interest-bearing demand deposits, weighted-average rate of 0.04% and 0.04% in fiscal 2015 and fiscal 2014, respectively	22,448	7.5	22,771	7.3
Savings deposits, weighted-average rate of 0.15% in fiscal 2015 and 0.15% in fiscal 2014	42,399	14.1	39,693	12.8
Money market accounts, weighted-average rate of 0.15% and 0.14% in fiscal 2015 and fiscal 2014, respectively	63,916	21.3	69,610	22.4
Certificates of deposit
0.00 to 3.49%	100,286	33.4	111,463	35.8
3.50 to 5.49%	26,044	8.7	26,348	8.5
Total of certificates of deposit	126,330	42.1	137,811	44.3
Total deposits	$299,812	100.0%	$311,034	100.0%
Certificates of deposit in denominations of $250,000 or more totaled $16.4 million and $16.8 million at June 30, 2015 and 2014, respectively. Included in deposits at June 30, 2015 and 2014, were $8.6 million and $9.5 million, respectively, of public funds. There were no brokered deposits at June 30, 2015 or 2014.

As of June 30, 2015, certificates of deposit mature as follows:

Year Ended June 30,
Amount

2015	$40,413
2016	21,972
2017	22,074
2018	32,579
Thereafter	9,292
$126,330

Note 8 - Borrowings

The Bank is a member of the FHLB of Des Moines. Based on eligible collateral, consisting of loans at June 30, 2015 and 2014, the total amount available under this line of credit was $132.3 million and $98.3 million, respectively. The total balance of loans pledged at June 30, 2015 and 2014 was $228.6 million and $217.7 million, respectively.  The total balance of advances outstanding was $10.0 million and $17.5 million at June 30, 2015 and 2014. The net remaining amounts available as of June 30, 2015 and 2014 were $122.3 million and $80.8 million, respectively. Borrowings generally provide for interest at the then-current published rates. FHLB advances (at weighted-average interest rates of 1.18% and 3.58% at June 30, 2015 and 2014, respectively) and lines of credit are scheduled to mature as follows:

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	June 30,
	2015	2014
One year or less	$—	$17,500
After one year through three years	10,000	—
	$10,000	$17,500

Advances from FHLB are collateralized by all FHLB stock owned by the Bank, deposits with the FHLB, certain investments, and all loans as described in the Advances, Pledge, and Security Agreement with the FHLB. The maximum and average outstanding advances and lines of credit from the FHLB are as follows:

	June 30,
	2015	2014
Highest outstanding advances at month-end for the previous 12 months	$22,500	$64,900
Average outstanding	$13,629	$26,015

The Bank also maintains a short-term borrowing line with the Federal Reserve with total credit based on eligible collateral. As of June 30, 2015, the Bank had a borrowing capacity of $1.0 million, of which none was outstanding. Additionally we have a $5.0 million borrowing line with Pacific Coast Bankers' Bank of which none was outstanding at June 30, 2015 and 2014.

Note 9 - Employee Benefit Plans

Employee Stock Ownership Plan

On January 25, 2011, the Company established an ESOP for the benefit of substantially all employees. The ESOP borrowed $1.0 million from Anchor Bancorp and used those funds to acquire 102,000 shares of the Anchor Bancorp's common stock at the time of the initial public offering at a price of $10.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to Anchor Bancorp. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on June 30, the Company's fiscal year end.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the daily average market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued throughout the year.

Compensation expense related to the ESOP for the years ended June 30, 2015, 2014 and 2013 was $172, $123 and $95 respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	June 30,
	2015	2014

Allocated shares	32,865	25,981
Unallocated shares	69,135	76,019
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,555	$1,451

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 10 - Supplemental Executive Retirement Plan (SERP)

On July 1, 2002, the Bank implemented a nonqualified SERP for the benefit of senior officers and directors of the Bank. The SERP entitles these individuals to receive defined benefits upon their retirement or death based on the appreciation in Bank value. The SERP value is based on the Company's stock price and the change from the last trading day of March 31, 2014 to March 31, 2015. On January 1, 2004, the SERP was amended to provide that a participant’s SERP unit shall be valued at no less than 90%, and no more than 125%, of the participant’s SERP unit as of the preceding valuation date. The value of the participant’s SERP unit is based upon the stock value of the Bank. The accrual for the deferred compensation owed under the SERP is based upon the net present value of the vested benefits expected to be paid under the SERP. The Bank recognized $99, $12, and $61 in compensation cost related to the SERP for the years ended June 30, 2015, 2014, and 2013, respectively. The SERP liability totaled $1,814 and $1,715 at June 30, 2015 and 2014, respectively.

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

	For the Year Ended June 30,
	2015	2014	2013
Net income (loss)	$9,827	$423	$(255)
Weighted-average common shares outstanding	2,477,423	2,466,983	2,461,033
Basic earnings (loss) per share	$3.97	$0.17	$(0.10)
Diluted earnings (loss) per share	$3.97	$0.17	$(0.10)

There were no antidilutive stock options or other potential common shares at or for the years ended June 30, 2015, 2014 and 2013.

Note 12 - Related Party Transactions

During the normal course of business, the Bank originates loans to directors, committee members, and senior management. Such loans are granted with interest rates, terms, and collateral requirements substantially the same as those for all other customers.

Total deposits to directors, executive officers, and their affiliates for the years ended June 30, 2015, 2014, and 2013 were $1.9 million, $1.9 million, and $2.0 million, respectively.

Total loans to directors, executive officers, and their affiliates are subject to regulatory limitations. Aggregate loans balances are as follows and were within regulatory limitations:

	At June 30,
	2015	2014	2013
Beginning balance	$887	$228	$254
Extensions of Credit	—	668	6
Repayments	610	9	32
Ending balance	$277	$887	$228

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank is now subject to new capital requirements which create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weightings of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. The Bank is required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before it may pay dividends, repurchase shares or pay discretionary bonuses.

The new minimum requirements are a ratio of common equity Tier 1 capital (CET1 capital) to total risk-weighted assets the (“CET1 risk-based ratio”) of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a leverage ratio of 4.0%.

In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to a certain transition period. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. Mortgage servicing and deferred tax assets over designated percentages of CET1 are deducted from capital, subject to a transition period ending December 31, 2017. CET1 consists of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a transition period ending December 31, 2017. Because of the Bank’s asset size, the Bank is not considered an advanced approaches banking organization and has elected to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its capital calculations.

The new requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

Under the new standards, in order to be considered well-capitalized, the Bank must maintain a CET1 risk-based ratio of 6.5% (new), a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged). As of June 30, 2015, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The Bank’s capital accounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015
Total capital (to risk-weighted assets)	$57,321	17.4%	$26,422	8.0%	$33,027	10.0%
Tier I capital (to risk-weighted assets)	53,600	16.2	19,816	6.0	26,422	8.0
Common equity Tier 1 capital (to risk-weighted assets)	53,600	16.2	14,862	4.5	21,468	6.5
Tier I leverage capital (to average assets)	53,600	14.3	14,963	4.0	18,703	5.0

As of June 30, 2014
Total capital (to risk-weighted assets)	$57,344	18.0%	$25,460	8.0%	$31,826	10.0%
Tier I capital (to risk-weighted assets)	53,358	16.8	12,730	4.0	19,095	6.0
Tier I leverage capital (to average assets)	53,358	13.6	15,688	4.0	19,610	5.0

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Common Equity Tier 1 Capital, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 16.6%, 19.0%, 19.0% and 20.1%, respectively, as of June 30, 2015. As of June 30, 2014, Tier 1 Leverage-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios were 14.0%, 17.1% and 18.3%, respectively.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 14 - Income Taxes

The components of current and deferred tax expense for the years ended June 30, 2015 and 2014 were as follows:

	Year Ended June 30,
	2015	2014

Current	$—	$—
Deferred	148	(50)
Change in valuation allowance	(8,469)	50
Total	$(8,321)	$—

Retained earnings at June 30, 2015 and 2014, included $5.5 million in tax-basis bad debt reserves for which no income tax liability has been recorded. In the future, if this tax-basis bad debt reserve is used for purposes other than to absorb bad debts, or if legislation is enacted requiring recapture of all tax-basis bad debt reserves, the Bank will incur a federal tax liability at the then-prevailing corporate tax rate.

A reconciliation of the provision for income taxes based on statutory corporate tax rates on pre-tax income and the provision shown in the accompanying consolidated statements of income at the dates indicated is summarized as follows:

	Amount	Percent of Pre-Tax Income (loss)
June 30, 2015
Income taxes computed at statutory rates	$511	34.0%
Tax-exempt income	(193)	(12.8)
Deferred tax asset valuation allowance	(8,469)	(562.5)
Other, net	(170)	(11.4)
Provision for income taxes	$(8,321)	(552.7)%
June 30, 2014
Income taxes computed at statutory rates	$144	34.0%
Tax-exempt income	(202)	(47.8)
Deferred tax asset valuation allowance	50	11.9
Other, net	8	1.9
Provision for income taxes	$—	—%
June 30, 2013
Income taxes computed at statutory rates	$(86)	(34.0)%
Tax-exempt income	(239)	(94.0)
Deferred tax asset valuation allowance	303	119.0
Other, net	22	9.0
Provision for income taxes	$—	—%

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The components of net deferred tax assets and liabilities at the dates indicated are summarized as follows:

	June 30,
	2015	2014
Deferred tax assets
Allowance for loan losses	$3,139	$3,446
AMT credit carryforward	199	198
Deferred compensation - SERP	573	583
Securities impairment charge	340	340
Net operating loss carryforward	4,726	4,943
Real estate owned	198	992
Unrealized loss on securities available-for-sale	45	65
Accumulated depreciation	314	94
Total deferred tax assets	9,534	10,661
Deferred tax liabilities
Deferred loan fees and costs	396	395
FHLB stock dividends	166	1,035
Mortgage servicing rights	80	125
Other common, net	25	72
Total deferred tax liabilities	667	1,627

Net deferred tax asset, before valuation allowance	8,867	9,034
Valuation allowance	—	8,479
Net deferred tax asset, after valuation allowance	$8,867	$555

DTAs are deferred tax consequences attributable to deductible temporary differences and carryforwards.  After the DTA has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance.  A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability.  Realization of the DTA is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. During fiscal 2015, the Company reversed its DTA valuation allowance related to the Company’s deferred tax assets as management deemed that it was no longer appropriate to carry a DTA valuation allowance as a result of changes in the factors considered by management when the Company initially established the valuation allowance. In reaching this determination, management considered, among other factors, the scheduled reversal of deferred tax assets and liabilities, taxes paid in carryback years, available tax planning strategies, the Company’s cumulative earnings during the past three years, including the Company’s recent financial performance, the improvement in the Company’s asset quality and financial condition, as well as projected earnings. As of June 30, 2015, management deemed that a deferred tax asset valuation allowance related to the Company’s DTA was not necessary as compared to a valuation allowance of $8.5 million and $8.7 million at June 30, 2014 and 2013, respectively.

As of June 30, 2015, the consolidated statements of condition includes gross deferred tax assets of $8.9 million. The full deferred tax valuation allowance was reversed on December 31, 2014.

As of June 30, 2015, the Company had a federal net operating loss carryforwards totaling $13.9 million and Oregon net operating loss carryforward of $675,000 which can be used to offset future taxable income. The net operating losses begin to expire in 2031 for federal and 2024 for Oregon. The Company’s net operating loss carryforwards may be subject to limitations under Internal Revenue Code Section 382.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The Company had no uncertain tax positions at June 30, 2015, 2014, and 2013. The Company recognizes interest accrued on and penalties related to uncertain tax positions in tax expense. During the years ended June 30, 2015, 2014, and 2013, the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal and Oregon state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2009.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 15 – Parent Company Financials

Presented below are the condensed statement of financial condition, statement of income, and statement of cash flows for Anchor Bancorp.

ANCHOR BANCORP STATEMENTS OF FINANCIAL CONDITION

	June 30,
	2015	2014
ASSETS
Cash	$5,324	$240
ESOP loan	735	797
Investment in bank subsidiary	47,506	52,634
Prepaid and other assets	505	38
Total assets	$54,070	$53,709
LIABILITIES
Total liabilities	$3	$34
STOCKHOLDERS’ EQUITY
Common stock	$25	$25
Additional paid-in-capital	23,404	23,293
Retained earnings, substantially restricted	32,084	31,914
Unearned ESOP shares	(735)	(797)
Accumulated other comprehensive (loss), net of tax	(711)	(760)
Total stockholders’ equity	$54,067	$53,675
Total liabilities and stockholders’ equity	$54,070	$53,709

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

ANCHOR BANCORP STATEMENTS OF INCOME

	For the Years Ended June 30,
	2015	2014	2013
Operating income
Interest income ESOP loan	$26	$28	$30
Dividends received from subsidiary	5,350	—	—
Total operating income	5,376	28	30
Operating expenses
Legal expense	105	127	164
Accounting expense	47	44	47
Professional fees	60	60	76
Management fees	67	68	73
General and administrative	54	77	22
Total operating expenses	333	376	382
Profit (loss) before income tax	5,043	(348)	(352)
Income tax benefit	(478)	—	—
Income (loss) before equity in undistributed income of subsidiary	5,521	(348)	(352)
Equity in undistributed income of subsidiary	4,306	771	97
Net income (loss)	$9,827	$423	$(255)

ANCHOR BANCORP CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$9,827	$423	$(255)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in undistributed income of subsidiary	(4,306)	(771)	(97)
Change in deferred tax assets, net	(478)	—	—
Change in other assets	(46)	(45)	(31)
Net cash used by operating activities	4,997	(393)	(383)
Cash flows from financing activities
ESOP loan repayments	88	123	95
Net cash provided by investing activities	88	123	95
Net change in cash and cash equivalents	5,084	(270)	(288)
Cash and cash equivalents at beginning of period	240	510	798
Cash and cash equivalents at end of period	$5,324	$240	$510

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 16 - Commitments and Contingencies

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

The following financial instruments were outstanding whose contract amounts represent credit risk at June 30, 2015:

	Amount of Commitment Expiration - Per Period

	Total Amounts Committed (2)	Due in One Year
Commitments to originate loans (1)	$5,024	$5,024
Line of credit
Fixed rate (3)	1,708	399
Adjustable rate	26,961	962
Undisbursed balance of loans closed	28,669	1,361
Total balance	$33,693	$6,385

(1) Interest rates on fixed rate loans range from 3.75% to 17.99%.
(2) At June 30, 2015 there were $79 in reserves for unfunded commitments.
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

Contingent liabilities for sold loans - In the ordinary course of business, the Bank sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Bank may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Bank has no commitment to repurchase the loan. The Bank has recorded no reserve to cover loss exposure related to these guarantees. The principal balance of loans sold without recourse as of June 30, 2015 and 2014, was $86.8 million and $102.3 million, respectively. The Bank repurchased no loans for the year ended June 30, 2015, three loans for the year ended June 30, 2014 and no loans for the year ended June 30, 2013. The associated losses were not significant for the years ended June 30, 2014 and 2013.

Operating lease commitment - The Bank leases space for branches and operations located in Hoquiam, Shelton, and Puyallup, Washington. These leases run for periods ranging from three to five years. All leases require the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitments for the next five years are as follows:

Year Ended June 30,	Amount
2016	$110
2017	$117
2018	$124
2019	$84
2020	$37

Rental expense charged to operations was $133, $121, and $238 for the years ended June 30, 2015, 2014, and 2013, respectively.

Note 17 - Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly. The following tables show the Company's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	June 30, 2015
	Level 1	Level 2	Level 3	Total

Municipal bonds	$—	$435	$—	$435
Mortgage-backed securities:
FHLMC	—	11,791	—	11,791
FNMA	—	16,408	—	16,408
GNMA	—	931	—	931

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
The following table presents the balances of assets measured at fair value on a nonrecurring basis during the year ended June 30, 2015:

	June 30, 2015
	Level 1	Level 2	Level 3	Total

Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$4,172	$4,172
Commercial	—	—	408	408
Land	—	—	212	212
Commercial business	—	—	868	868
Total impaired loans	—	—	5,660	5,660

Real estate owned:
One-to-four family	$—	$—	$188	$188
Commercial	—	—	—	—
Land	—	—	418	418
Total real estate owned	—	—	606	606

Total	$—	$—	$6,266	$6,266

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the balance of assets measured at fair value on a nonrecurring basis during the year ended June 30, 2014:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$2,488	$2,488
Commercial	—	—	1,850	1,850
Land	—	—	88	88
Commercial business	—	—	392	392
Total impaired loans	—	—	4,818	4,818

Real estate owned:
One-to-four family	$—	$—	$364	$364
Commercial	—	—	3,539	3,539
Land	—	—	40	40
Total real estate owned	—	—	3,943	3,943

Total	$—	$—	$8,761	$8,761

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

The following tables present quantitative information about Level 3 fair value measurements at June 30, 2015 and 2014:

	June 30, 2015
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Average Discount

Impaired loans	$5,660	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (4%)
Real estate owned	$606	Fair value of collateral	Discount applied to the obtained appraisal	0% - 100% (1%)

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	June 30, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Average Discount

Impaired loans	$4,818	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% ( 4%)
Real estate owned	$3,943	Fair value of collateral	Discount applied to the obtained appraisal	0% - 100% (18%)
The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of June 30, 2015 and June 30, 2014.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as demand deposits, savings, and money market, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	June 30, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Cash and cash equivalents	$14,450	$14,450	$14,450	$—	$—
Securities available-for-sale	29,565	29,565	—	29,565	—
Securities held-to-maturity	7,617	7,692	—	7,692	—
FHLB stock	853	853	—	853	—
Loans held for sale	505	505	—	—	—
Loans receivable	287,165	288,424	—	—	288,424
Bank owned life insurance investment, net of surrender charges	19,001	19,001	—	19,001	—
Accrued interest receivable	1,069	1,069	—	1,069	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$173,482	$173,482	$173,482	$—	$—
Certificates of deposit	126,330	125,942	—	125,942	—
FHLB advances	10,000	9,882	—	9,882	—
Advance payments by borrowers taxes and insurance	1,002	1,002	1,002	—	—

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	June 30, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Cash and cash equivalents	$14,758	$14,758	$14,758	$—	$—
Securities available-for-sale	38,917	38,917	—	38,917	—
Securities held-to-maturity	8,765	8,908	—	8,908	—
FHLB stock	6,046	6,046	—	6,046	—
Loans held for sale	—	—	—	—	—
Loans receivable	286,150	283,424	—	—	283,424
Bank owned life insurance investment, net of surrender charges	19,428	19,428	—	19,428	—
Accrued interest receivable	1,236	1,236	—	1,236	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$173,223	$173,223	$173,223	$—	$—
Certificates of deposit	137,811	137,627	—	137,627	—
FHLB advances	17,500	17,661	—	17,661	—
Advance payments by borrowers taxes and insurance	891	891	891	—	—
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
Loans receivable - For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value of fixed-rate loans is estimated using discounted cash flow analysis, utilizing interest rates that would be offered for loans with similar terms to borrowers of similar credit quality. As a result of current market conditions, cash flow estimates have been further discounted to include a credit factor. The fair value of nonperforming loans is estimated using the fair value of the underlying collateral.
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of June 30, 2015 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act was (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2015 was effective.

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

(c)      Changes in Internal Controls: There have been no changes in the Company’s internal control over financial reporting during the year ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Audit Committee Financial Expert.  The Audit Committee of the Company is composed of Directors Kay (Chairperson), Ruecker and Donovan.  Each member of the Audit Committee is “independent” in accordance with the requirement for companies listed on Nasdaq. In addition the Board of Directors has determined that Mr. Kay meets the definition of “audit committee financial expert,” as defined by the SEC.
Code of Business Conduct and Ethics.  The Board of Directors adopted our Code of Business Conduct and Ethics, which applies to all employees and directors and is designed to deter wrongdoing and to promote honest and ethical conduct in every respect. The Code addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules, and regulations. A copy of the Code of Business Conduct and Ethics is available on our website at www.anchornetbank.com.
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
The Company has not established any equity compensation plans as of June 30, 2015.

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
21     Subsidiaries of Registrant
31.1     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2     Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32    Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act
101     The following materials from Anchor Bancorp's Annual Report on Form 10-K for the year ended
June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements
___________________
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
(3)     Filed as an exhibit to the Company's Current Report on Form 8-K dated May 19, 2014.
(4)    Filed as an exhibit to the Company's Current Report on Form 8-K dated January 22, 2015.

(5)    The Company elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.anchornetbank.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR BANCORP

September 11, 2015	By:/s/Jerald L. Shaw
Jerald L. Shaw
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/Jerald L. Shaw	September 11, 2015
Jerald L. Shaw President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/Terri L. Degner	September 11, 2015
Terri L. Degner Chief Financial Officer and Director (Principal Financial and Accounting Officer)

By: /s/Robert D. Ruecker	September 11, 2015
Robert D. Ruecker
Chairman of the Board and Director

By: /s/Douglas A. Kay	September 11, 2015
Douglas A. Kay
Director

By: /s/George W. Donovan	September 11, 2015
George W. Donovan
Director

By: /s/William K. Foster	September 11, 2015
William K. Foster
Director

By: /s/Reid A. Bates	September 11, 2015
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

101
The following materials from Anchor Bancorp's Annual Report on Form 10-K for the year ended
June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements