Form 10-Q
period 2015-09-30
Anchor Bancorp
filed 2015-11-12
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 12, 2015, there were 2,500,000, shares of common stock, $0.01 par value per share, outstanding.

ANCHOR BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiary, unless the context indicates otherwise.  When we refer to “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, the wholly owned subsidiary of Anchor Bancorp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands, except share data) (Unaudited)	September 30, 2015	June 30, 2015
ASSETS
Cash and cash equivalents	$19,657	$14,450
Securities available-for-sale, at fair value, amortized cost of $27,979 and $29,696	27,942	29,565
Securities held-to-maturity, at amortized cost, fair value of $7,425 and $7,692	7,330	7,617
Loans held for sale	—	505
Loans receivable, net of allowance for loan losses of $3,687 and $3,721	285,079	283,444
Bank owned life insurance investment, net of surrender charges	19,132	19,001
Accrued interest receivable	925	1,069
Real estate owned, net ("REO")	302	797
Federal Home Loan Bank ("FHLB") stock, at cost	853	853
Property, premises, and equipment, at cost, less accumulated depreciation of $11,691 and $13,482	10,079	10,370
Deferred tax asset, net	8,794	8,867
Prepaid expenses and other assets	839	2,692
Total assets	$380,932	$379,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$51,211	$44,719
Interest-bearing	249,868	255,093
Total deposits	301,079	299,812

FHLB advances	10,000	10,000
Advance payments by borrowers for taxes and insurance	995	1,002
Supplemental Executive Retirement Plan liability	1,737	1,814
Accounts payable and other liabilities	3,829	2,879
Total liabilities	317,640	315,507
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, authorized 45,000,000 shares; 2,510,000 issued and 2,439,145 outstanding at September 30, 2015 and 2,550,000 issued and 2,480,865 outstanding at June 30, 2015, respectively	25	25
Additional paid-in capital	22,550	23,404
Retained earnings	42,084	41,741
Unearned Employee Stock Ownership Plan ("ESOP") shares	(718)	(736)
Accumulated other comprehensive loss, net of tax	(649)	(711)
Total stockholders’ equity	63,292	63,723
Total liabilities and stockholders’ equity	$380,932	$379,230

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,

	2015	2014
Interest income:
Loans receivable, including fees	$4,018	$4,053
Securities	16	14
Mortgage-backed securities	182	220
Total interest income	4,216	4,287
Interest expense:
Deposits	670	699
FHLB advances	30	160
Total interest expense	700	859
Net interest income before provision for loan losses	3,516	3,428
Provision for loan losses	20	—
Net interest income after provision for loan losses	3,496	3,428
Noninterest income:
Deposit service fees	373	384
Other deposit fees	178	189
Gain on sale of investments	—	47
Other loan fees	144	144
Gain (loss) on sale of loans	61	(6)
Bank owned life insurance investment	156	138
Other income	131	87
Total noninterest income	1,043	983
Noninterest expense:
Compensation and benefits	2,020	2,023
General and administrative expenses	734	667
Real estate owned impairment	38	37
Real estate owned holding costs	11	154
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	69	121
Information technology	441	428
Occupancy and equipment	490	483
Deposit services	113	224
Marketing	126	156
Loss (gain) on sale of property, premises and equipment	3	(1)
Loss on sale of real estate owned	8	6
Total noninterest expense	4,053	4,298
Income before provision for income taxes	486	113
Provision for income taxes	141	—
Net income	$345	$113
Basic earnings per share	$0.14	$0.05
Diluted earnings per share	$0.14	$0.05

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Dollars in thousands) (Unaudited)	Three Months Ended September 30,

	2015	2014
NET INCOME	$345	$113
OTHER COMPREHENSIVE INCOME (LOSS), net of income tax
Unrealized holding gain (loss) on available-for-sale securities during the period, net of income tax benefit of $32 and $0, respectively	62	(194)
Adjustment for realized gains included in net income (loss)	—	(47)
Other comprehensive income (loss), net of income tax	62	(241)
COMPREHENSIVE INCOME (LOSS)	$407	$(128)

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$345	$113
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	154	164
Net amortization of premiums on securities	117	151
Provision for loan losses	20	—
ESOP expense	38	63
Real estate owned impairment	38	37
Deferred federal income taxes	141	—
Increase in cash surrender value of life insurance investment	(131)	(138)
(Gain) loss on sale of loans	(61)	6
Gain on sale of investments	—	(47)
Originations of loans held for sale	—	(6)
Proceeds from sale of loans held for sale	510	—
Loss (gain) on sale of property, premises, and equipment	3	(1)
Loss on sale of real estate owned	8	6
Change in operating assets and liabilities:
Accrued interest receivable	144	71
Prepaid expenses, other assets, and income tax receivable	1,853	123
Deferred income tax asset	(100)	—
Supplemental Executive Retirement Plan	(77)	(3)
Accounts payable and other liabilities	950	(514)
Net cash provided by operating activities	3,952	25
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, maturities and calls of available-for-sale securities	—	702
Principal repayments on available-for-sale securities	1,609	1,797
Principal repayments on held-to-maturity securities	277	360
Loan originations, net of undisbursed loan proceeds and principal repayments	(1,599)	2,675
Proceeds from sale of real estate owned	449	762
Capital improvements on real estate owned	—	(6)
Proceeds from sale of property, premises, and equipment, net	—	1
Purchase of fixed assets, net	134	(256)
Net cash provided by investing activities	870	6,035
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,267	(3,688)
Net change in advance payments by borrowers for taxes and insurance	(7)	667
Proceeds from FHLB advances	—	50
Repayment of FHLB advances	—	(50)
Repurchase and retirement of common stock	(875)	—
Net cash used in financing activities	$385	$(3,021)

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,

	2015	2014
NET CHANGE IN CASH AND CASH EQUIVALENTS	$5,207	$3,039
Beginning of period	14,450	14,758
End of period	$19,657	$17,797
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities:
Net loans transferred to real estate owned	$—	$1,824
Unrealized holding gains on available-for-sale securities	$94	$(194)
Cash paid during the period for interest	$700	$859

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2015 (“2015 Form 10-K”). The results of operations for the three months ended September 30, 2015 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2016. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported consolidated net income or equity. The Company has evaluated events and transactions subsequent to September 30, 2015 for potential recognition or disclosure.

Note 3 - Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this ASU provide guidance to customers in cloud computing arrangements about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. This ASU is not expected to have a material effect on the Company's consolidated financial statements.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. On November 10, 2010 FASB added a standing project that will facilitate the FASB Accounting Standards Codification ("Codification") updates for technical corrections, clarifications, and improvements. These amendments are referred to as Technical Corrections and Improvements. Maintenance updates include non-substantive corrections to the Codification, such as editorial corrections, various link-related changes, and changes to source fragment information. This ASU contains amendments that will affect a wide variety of Topics in the Codification. The amendments in this ASU will apply to all reporting entities within the scope of the affected accounting guidance and generally fall into one of four categories: amendments related to differences between original guidance and the Codification, guidance clarification and reference corrections, simplification, and minor improvements. In summary, the amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Transition guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for fiscal years and interim reporting periods after December 15, 2015. Early adoption is permitted including adoption in an interim period. All other amendments are effective upon the issuance of this ASU. ASU 2015-10 did not have a material impact on the Company's consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, deferring the effective date of the new revenue standard by one year. The standard also allows entities to choose to adopt the standard as of the original effective date. The FASB decided, based on its outreach to various stakeholders and the forthcoming amendments to the new revenue standard, that a deferral is necessary to provide adequate time to effectively implement the new revenue standard.

In August 2015, the FASB issued ASU No. 2015-15, "Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." The ASU provides guidance not previously included in ASU 2015-03 regarding debt issuance related to line-of-credit arrangements. The amendment allows an entity to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless if there are any outstanding borrowings on the line-of-credit arrangement. The amendment is effective for fiscal years beginning after December 15, 2015. The adoption of ASU No. 2015-15 is not expected to have a material impact on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805)". The ASU simplifies the accounting for measurement period adjustments. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period when the adjustment amounts are determined. The acquirer is required to record in the same period's financial statements the effect on earnings from changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer must present separately on the income statement, or disclose in the notes, the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the provisional amount had been recognized at the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of ASU No. 2015-16 is not expected to have a material impact on the Company's consolidated financial statements.

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

	For the Three Months Ended September 30,
	2015	2014
	(Dollars in thousands, except share data)
Net income	$345	$113
Weighted-average common shares outstanding	2,472,368	2,474,841
Basic earnings per share	$0.14	$0.05
Diluted earnings per share	$0.14	$0.05

There were no antidilutive stock options or other potential common shares at or for the three months ended September 30, 2015 and 2014.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Investments

The amortized cost and estimated fair market values of investment securities as of September 30, 2015 and June 30, 2015, were as follows:

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$432	$—	$—	$432
Mortgage-backed securities:
FHLMC (1)	11,112	158	(86)	11,184
FNMA (2)	15,544	60	(157)	15,447
GNMA (3)	891	—	(12)	879
	$27,979	$218	$(255)	$27,942
Securities held-to-maturity
Municipal bonds	$117	$—	$—	$117
Mortgage-backed securities:
FHLMC	3,205	81	(37)	3,249
FNMA	1,748	114	(14)	1,848
GNMA	2,260	—	(49)	2,211
	$7,330	$195	$(100)	$7,425
(1) Federal Home Loan Mortgage Corporation ("Freddie Mac")
(2) Federal National Mortgage Association ("Fannie Mae")
(3) Government National Mortgage Association ("Ginnie Mae")

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$434	$1	$—	$435
Mortgage-backed securities:
FHLMC	11,780	134	(123)	11,791
FNMA	16,534	70	(196)	16,408
GNMA	948	—	(17)	931
	$29,696	$205	$(336)	$29,565
Securities held-to-maturity
Municipal bonds	$119	$—	$—	$119
Mortgage-backed securities:
FHLMC	3,367	95	(56)	3,406
FNMA	1,858	124	(22)	1,960
GNMA	2,273	—	(66)	2,207
	$7,617	$219	$(144)	$7,692

There were 30 securities in an unrealized loss position at both September 30, 2015 and June 30, 2015, respectively. The unrealized losses on investments in mortgage-backed securities relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities prior to their maturity. We do expect to recover the

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of September 30, 2015 and June 30, 2015, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$380	$(1)	$5,111	$(85)	$5,491	$(86)
FNMA	3,648	(27)	6,437	(130)	10,085	(157)
GNMA	—	—	879	(12)	879	(12)
	$4,028	$(28)	$12,427	$(227)	$16,455	$(255)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$2,216	$(37)	$2,216	$(37)
FNMA	—	—	746	(14)	746	(14)
GNMA	—	—	2,211	(49)	2,211	(49)
	$—	$—	$5,173	$(100)	$5,173	$(100)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$747	$(1)	$5,404	$(122)	$6,151	$(123)
FNMA	3,105	(45)	6,898	(151)	10,003	(196)
GNMA	—	—	931	(17)	931	(17)
	$3,852	$(46)	$13,233	$(290)	$17,085	$(336)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$2,299	$(56)	$2,299	$(56)
FNMA	—	—	772	(22)	772	(22)
GNMA	—	—	2,207	(66)	2,207	(66)
	$—	$—	$5,278	$(144)	$5,278	$(144)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual maturities of securities at September 30, 2015 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

September 30, 2015	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds:
Due within one year	$250	$250
Due after ten years	182	182
Mortgage-backed securities:
FHLMC	11,112	11,184
FNMA	15,544	15,447
GNMA	891	879
	$27,979	$27,942

Securities held-to-maturity
Municipal bonds:
Due after five to ten years	$117	$117
Mortgage-backed securities:
FHLMC	3,205	3,249
FNMA	1,748	1,848
GNMA	2,260	2,211
	$7,330	$7,425

Sales of securities available-for-sale for the dates indicated are summarized as follows:

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Proceeds from sales	$—	$702
Proceeds from maturities and calls	—	—
Gross realized gains	—	47
Gross realized losses	—	—

Pledged securities at the dates indicated are summarized as follows:

	September 30, 2015		June 30, 2015
Pledged to secure:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Public deposits	$11,870	$11,942	$12,184	$12,189
FHLB borrowings	1,576	1,632	1,727	1,788
Federal Reserve borrowing line	995	987	1,001	990

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Loans Receivable, net

Loans receivable consisted of the following at the dates indicated:

	September 30, 2015	June 30, 2015
	(In thousands)
Real estate:
One-to-four family	$64,307	$57,944
Multi-family	35,535	43,249
Commercial	133,422	128,306
Construction	11,392	11,731
Land	3,610	4,069
Total real estate	248,266	245,299
Consumer:
Home equity	17,116	17,604
Credit cards	3,143	3,289
Automobile	636	686
Other consumer	2,228	2,347
Total consumer	23,123	23,926

Commercial business	18,569	18,987
Total loans	289,958	288,212
Less:
Deferred loan fees	1,192	1,047
Allowance for loan losses	3,687	3,721
Loans receivable, net	$285,079	$283,444

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
The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2015:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 09/30/15
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,113	$95	$262	$247	$75	$445	$1,405	$79	$3,721
Provision (benefit) for loan losses	(131)	11	417	(140)	(36)	21	(43)	(79)	20
Charge-offs	(146)	—	—	—	—	(31)	(44)	—	(221)
Recoveries	126	—	1	8	—	31	1	—	167
Ending balance	$962	$106	$680	$115	$39	$466	$1,319	$—	$3,687

(1)	Consumer loans include home equity, credit cards, automobile, and other consumer loans. The only consumer loans with impairment are home equity loans.

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
(1) Consumer loans include home equity, credit cards, automobile, and other consumer loans. The only consumer loans with impairment are home equity loans.

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

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2015:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$1,834	$2,291	$—
Land	179	192	—
Home equity	63	65	—
Commercial business	198	307	—
With an allowance recorded
One-to-four family	$7,679	$7,710	$500
Land	322	322	2
Home equity	230	230	28
Other consumer	30	33	9
Commercial business	769	778	195
Total
One-to-four family	$9,513	$10,001	$500
Land	501	514	2
Home equity	293	295	28
Other consumer	30	33	9
Commercial business	967	1,085	195
Total	$11,304	$11,928	$734

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2015:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$1,557	$1,860	$—
Land	231	245	—
Home equity	64	65	—
Other consumer	31	32	—
Commercial business	64	126	—
With an allowance recorded
One-to-four family	$7,716	$7,743	$500
Land	408	408	3
Home equity	212	212	26
Commercial business	868	868	211
Total
One-to-four family	$9,273	$9,603	$500
Land	639	653	3
Home equity	276	277	26
Other consumer	31	32	—
Commercial business	932	994	211
Total	$11,151	$11,559	$740

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded
One-to-four family	$2,076	$4	$2,630	$6
Commercial real estate	—	—	110	—
Land	219	1	321	1
Home equity	65	—	107	—
Commercial business	217	1	95	1
With an allowance recorded
One-to-four family	$7,727	$27	$8,199	$28
Multi-family	—	—	79	—
Commercial real estate	—	—	925	—
Land	365	7	463	2
Home equity	221	1	260	1
Commercial business	823	—	275	1
Total
One-to-four family	$9,803	$31	$10,829	$34
Multi-family	—	—	79	—
Commercial real estate	—	—	1,035	—
Land	584	8	784	3
Home equity	286	1	367	1
Commercial business	1,040	1	370	2
Total	$11,713	$41	$13,464	$40

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2015:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$962	$106	$680	$115	$39	$466	$1,319	$—	$3,687
Ending balance: individually evaluated for impairment	500	—	—	—	2	37	195	—	734
Ending balance: collectively evaluated for impairment	$462	$106	$680	$115	$37	$429	$1,124	$—	$2,953

Loans receivable:
Ending balance	$64,307	$35,535	$133,422	$11,392	$3,610	$23,123	$18,569	$—	$289,958
Ending balance: individually evaluated for impairment	9,513	—	—	—	501	323	967	—	11,304
Ending balance: collectively evaluated for impairment	$54,794	$35,535	$133,422	$11,392	$3,109	$22,800	$17,602	$—	$278,654

(1)	Consumer loans include home equity, credit cards, auto and other consumer loans.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2015:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$1,113	$95	$262	$247	$75	$445	$1,405	$79	$3,721
Ending balance: individually evaluated for impairment	500	—	—	—	3	26	211	—	740
Ending balance: collectively evaluated for impairment	$613	$95	$262	$247	$72	$419	$1,194	$79	$2,981

Loans receivable:
Ending balance	$57,944	$43,249	$128,306	$11,731	$4,069	$23,926	$18,987	$—	$288,212
Ending balance: individually evaluated for impairment	9,273	—	—	—	639	307	932	—	11,151
Ending balance: collectively evaluated for impairment	$48,671	$43,249	$128,306	$11,731	$3,430	$23,619	$18,055	$—	$277,061

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans.

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

The following table presents the recorded investment in nonaccrual and loans past due 90 days still accruing interest by type of loans as of the dates indicated:

	September 30, 2015	June 30, 2015
	(In thousands)
One-to-four family	$1,388	$1,263
Credit cards	5	6
Other consumer	30	31
Commercial business	873	711
Total	$2,296	$2,011

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class, as of September 30, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$1,376	$334	$1,388	$3,098	$61,209	$64,307
Multi-family	—	—	—	—	35,535	35,535
Commercial real estate	—	—	—	—	133,422	133,422
Construction	—	—	—	—	11,392	11,392
Land	37	—	—	37	3,573	3,610
Home equity	90	16	—	106	17,010	17,116
Credit cards	32	38	5	75	3,068	3,143
Automobile	7	—	—	7	629	636
Other consumer	15	29	30	74	2,154	2,228
Commercial business	64	—	873	937	17,632	18,569
Total	$1,621	$417	$2,296	$4,334	$285,624	$289,958

(1) Includes loans on nonaccrual status.

The following table presents past due loans, net of partial loan charge-offs, by class as of June 30, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$616	$552	$1,263	$2,431	$55,513	$57,944
Multi-family	—	—	—	—	43,249	43,249
Commercial real estate	—	—	—	—	128,306	128,306
Construction	—	—	—	—	11,731	11,731
Land	—	—	—	—	4,069	4,069
Home equity	15	16	—	31	17,573	17,604
Credit cards	8	26	6	40	3,249	3,289
Automobile	9	—	—	9	677	686
Other consumer	16	—	31	47	2,300	2,347
Commercial business	64	273	711	1,048	17,939	18,987
Total	$728	$867	$2,011	$3,606	$284,606	$288,212
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

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table presents the internally assigned grade as of September 30, 2015, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$55,118	$35,079	$130,179	$11,392	$3,109	$16,167	$3,069	$569	$2,082	$16,966	$273,730
Watch	5,088	456	2,028	—	322	612	69	67	87	603	9,332
Special Mention	2,346	—	1,215	—	179	316	—	—	29	63	4,148
Substandard	1,755	—	—	—	—	21	5	—	30	937	2,748
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$64,307	$35,535	$133,422	$11,392	$3,610	$17,116	$3,143	$636	$2,228	$18,569	$289,958

The following table presents the credit risk profile based on payment activity as of September 30, 2015, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Performing	$62,919	$35,535	$133,422	$11,392	$3,610	$17,116	$3,138	$636	$2,198	$17,696	$287,662
Nonperforming (1)	1,388	—	—	—	—	—	5	—	30	873	2,296
Total	$64,307	$35,535	$133,422	$11,392	$3,610	$17,116	$3,143	$636	$2,228	$18,569	$289,958
(1) Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

The following table presents the internally assigned grade as of June 30, 2015, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$49,119	$42,884	$125,586	$11,731	$3,430	$16,585	$3,249	$615	$2,214	$16,981	$272,394
Watch	2,151	—	2,044	—	—	697	34	71	102	915	6,014
Special Mention	4,755	—	676	—	231	301	—	—	—	159	6,122
Substandard	1,919	365	—	—	408	21	6	—	31	932	3,682
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$57,944	$43,249	$128,306	$11,731	$4,069	$17,604	$3,289	$686	$2,347	$18,987	$288,212

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

Troubled Debt Restructures. At September 30, 2015 and June 30, 2015, troubled debt restructured loans (“TDRs”), included in impaired loans above, totaled $9.7 million with $823,000 in nonaccrual and $9.8 million with $681,000 in nonaccrual, respectively. Restructured loans are an option that the Bank uses to minimize risk of loss and are a concession granted to a borrower experiencing financial difficulties that it would not otherwise consider. The modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank's best interest. At September 30, 2015, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.
The following table presents TDRs by accrual versus nonaccrual status and by loan class as of September 30, 2015:

	September 30, 2015
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$7,975	$667	$8,642
Land	501	—	501
Home equity	293	—	293
Commercial business	94	156	250
Total	$8,863	$823	$9,686

The following table presents TDRs by accrual versus nonaccrual status and by loan class as of June 30, 2015:

	June 30, 2015
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$8,010	$681	$8,691
Land	639	—	639
Home equity	276	—	276
Commercial business	221	—	221
Total	$9,146	$681	$9,827

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present TDRs and their recorded investment prior to the modification and after the modification for TDR transactions that originated during the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
	(Dollars in thousands)
One-to-four family	—	$—	$—	1	$197	$196
Total	—	$—	$—	1	$197	$196

The following table presents TDRs for which there was a payment default within 12 months of their restructure for the periods indicated:

		Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Number of Contracts		Number of Contracts

	(Dollars in thousands)
One-to-four family	—	$—	6	$1,605
Home equity	—	—	2	161
Commercial business	—	—	1	64
Total	—	$—	9	$1,830

Note 8 - Real Estate Owned, net

The following table is a summary of real estate owned activity for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,

	2015	2014
	(In thousands)
Balance at the beginning of the period	$797	$5,067
Net loans transferred to real estate owned	—	1,824
Capitalized improvements	—	6
Sales	(457)	(768)
Impairments	(38)	(37)
Balance at the end of the period	$302	$6,092

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

Compensation expense related to the ESOP for the three months ended September 30, 2015 and 2014 was $38,000 and $62,000, respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	September 30, 2015	June 30, 2015
	(Dollars in thousands)
Allocated shares	34,585	32,865
Unallocated shares	67,415	69,135
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,485	$1,555

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

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended September 30, 2015. The following tables show the Company's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$432	$—	$432
Mortgage-backed securities:
FHLMC	—	11,184	—	11,184
FNMA	—	15,447	—	15,447
GNMA	—	879	—	879

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2015
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
The following table presents the balances of assets measured at fair value on a nonrecurring basis at September 30, 2015:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$4,105	$4,105
Commercial	—	—	322	322
Construction	—	—	30	30
Home equity	—	—	230	230
Commercial business	—	—	51	51
Total impaired loans	—	—	4,738	4,738

Real estate owned:
Land	—	—	25	25
Total real estate owned	—	—	25	25

Total	$—	$—	$4,763	$4,763

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balances of assets measured at fair value on a nonrecurring basis at June 30, 2015:

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
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2015 and June 30, 2015:

	September 30, 2015
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans	$4,738	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (5%)
Real estate owned	$25	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (5%)

	June 30, 2015
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans	$5,660	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (4%)
Real estate owned	$606	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (1%)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of September 30, 2015 and June 30, 2015:

	September 30, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$19,657	$19,657	$19,657	$—	$—
Securities available-for-sale	27,942	27,942	—	27,942	—
Securities held-to-maturity	7,330	7,425	—	7,425	—
FHLB stock	853	853	—	853	—
Loans held for sale	—	—		—	—
Loans receivable	288,766	288,813	—		288,813
Bank owned life insurance investment, net of surrender charges	19,132	19,132	—	19,132	—
Accrued interest receivable	925	925	—	925	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$176,307	$176,307	$176,307		$—
Certificates of deposit	124,772	124,383	—	124,383	—
FHLB advances	10,000	9,953	—	9,953	—
Advance payments by borrowers for taxes and insurance	995	995	995	—	—

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$14,450	$14,450	$14,450	$—	$—
Securities available-for-sale	29,565	29,565	—	29,565	—
Securities held-to-maturity	7,617	7,692	—	7,692	—
FHLB stock	853	853	—	853	—
Loans held for sale	505	505	—	—	—
Loans receivable	287,165	288,424	—	—	288,424
Bank owned life insurance investment, net of surrender charges	19,001	19,001	—	19,001	—
Accrued interest receivable	1,069	1,069	—	1,069	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$173,482	$173,482	$173,482	$—	$—
Certificates of deposit	126,330	125,942	—	125,942	—
FHLB advances	10,000	9,882	—	9,882	—
Advance payments by borrowers for taxes and insurance	1,002	1,002	1,002	—	—
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
Note 11 - Federal Income Taxes

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

As of September 30, 2015, the Condensed Consolidated Statement of Financial Condition included a net deferred tax asset of $8.8 million. Our primary deferred tax assets relate to our ALLL and our net operating loss carryforward, in the amount of
$14.6 million, which will begin to expire in 2031.

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. Each quarter, we consider positive evidence, which may include taxes paid in carryback years, reversing timing differences, available tax planning strategies, and projected taxable income and weigh it against negative evidence, which may include cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings, among other items. At December 31, 2014, management determined that no valuation allowance on the deferred tax asset was required. This determination was based on sufficient positive evidence associated with our return to profitability, demonstrated through cumulative earnings over the recent three year period, strong quarterly income, and our projections for future taxable income.

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

Some of these and other factors are discussed in our 2015 Form10-K under Item 1A. “Risk Factors.” Such developments could have an adverse impact on our financial position and results of operations.

Any of the forward-looking statements that we make in this quarterly report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. Because of these and other uncertainties, our actual results for fiscal year 2016 and beyond may differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity, operating results and stock price performance.

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

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. The Executive Loan Committee analyzes several different factors including delinquency rates, charge-off rates and the changing risk profile of our loan portfolio, as well as local economic conditions such as unemployment rates, the bankruptcies and vacancy rates of business and residential properties. These factors are used by the Chief Credit Officer who assesses the allowance for loan and lease losses on a monthly basis and reports to the Board of Directors no less than quarterly.

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

Comparison of Financial Condition at September 30, 2015 and June 30, 2015

General. Total assets increased by $1.7 million, or 0.4%, to $380.9 million at September 30, 2015 from $379.2 million at June 30, 2015. The increase in assets during this period was primarily a result of a $5.2 million, or 36.0% increase in cash and cash equivalents to $19.7 million at September 30, 2015 from $14.5 million at June 30, 2015 and a $1.6 million, or 0.6% increase in loans to $285.0 million at September 30, 2015 from $283.4 million at June 30, 2015. Partially offsetting this increase was a$1.6 million, or 5.5%, decline in securities available-for-sale, and a $495,000, or 62.1%, decline in real estate owned ("REO"), net at September 30, 2015 from June 30, 2015. Total liabilities increased $2.1 million, or 0.7%, to $317.6 million at September 30, 2015 compared to $315.5 million at June 30, 2015, primarily due to the increase in noninterest bearing deposits. Total deposits increased $1.3 million, or 0.4%, to $301.1 million at September 30, 2015 compared to June 30, 2015 primarily as a result of a $6.5 million, or 14.5% increase in noninterest bearing deposits to $51.2 million at September 30, 2015 from June 30, 2015.

Assets. The following table details the increases and decreases in the composition of the Company's assets from June 30, 2015 to September 30, 2015:

	Balance at September 30, 2015	Balance at June 30, 2015	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$19,657	$14,450	$5,207	36.0%
Mortgage-backed securities, available-for-sale	27,510	29,130	(1,620)	(5.6)
Mortgage-backed securities, held-to-maturity	7,213	7,498	(285)	(3.8)
Loans receivable, net of allowance for loan losses	285,079	283,444	1,635	0.6
Real estate owned, net	302	797	(495)	(62.1)

Mortgage-backed securities available-for-sale decreased $1.6 million, or 5.6%, to $27.5 million at September 30, 2015 from $29.1 million at June 30, 2015. Mortgage-backed securities held-to-maturity decreased $285,000 or 3.8%, to $7.2 million at September 30, 2015 from $7.5 million at June 30, 2015. The decreases in these portfolios were primarily the result of contractual principal repayments.

Loans receivable, net, increased $1.6 million or 0.6% to $285.0 million at September 30, 2015 from $283.4 million at June 30, 2015 as a result of new loan production exceeding principal reductions. One-to-four family loans increased $6.4 million or 11.0% to $64.3 million at September 30, 2015 from $57.9 million at June 30, 2015, primarily due to the reclassification from multi-family loans to this loan category partially offset by the sale of $3.5 million of loans, servicing retained, to Freddie Mac. Commercial real estate loans increased $5.1 million or 4.0% to $133.4 million from $128.3 million. Multi-family loans decreased $7.7 million or 17.8% to $35.5 million at September 30, 2015 from $43.2 million at June 30, 2015, due to the reclassification discussed above. Consumer loans decreased $803,000 or 3.4% to $23.1 million at September 30, 2015 from $23.9 million at June 30, 2015 as we believe consumers continue to reduce their debt. Land loans decreased $459,000 or 11.3% to $3.6 million at September 30, 2015 from $4.1 million at June 30, 2015 and construction loans decreased $339,000 or 2.9%, to $11.4 million at September 30, 2015 from $11.7 million at June 30, 2015. Commercial business loans decreased $418,000 or 2.2% to $18.6 million at September 30, 2015 from $19.0 million at June 30, 2015.

As of September 30, 2015, the Company had five REO properties with an aggregate book value of $302,000 compared to eight properties with an aggregate book value of $797,000 at June 30, 2015, and 18 properties with an aggregate book value of $6.1 million at September 30, 2014.  The decrease in the aggregate book value of REO properties during the quarter ended September 30, 2015 from the prior quarter was primarily attributable to the sale of two one-to-four family properties and one parcel of land, resulting in an aggregate loss on sale of $8,000. At September 30, 2015, the largest REO property was a one-to-four family home in Grays Harbor County, Washington with a carrying value of $153,000.

Liabilities. Total liabilities increased $2.1 million between June 30, 2015 and September 30, 2015. Deposits increased $1.3 million, or 0.4%, to $301.1 million at September 30, 2015 from $299.8 million at June 30, 2015. Our core deposits, which consist of all deposits other than certificates of deposit, increased by $2.8 million, or 1.6%, to $176.3 million at September 30, 2015 from $173.5 million at June 30, 2015. Certificates of deposit decreased $1.6 million, or 1.2%, to $124.8 million at September 30, 2015 from $126.3 million at June 30, 2015. The decrease in certificates of deposit was offset by $6.5 million, or 14.5%, increase in noninterest-bearing demand deposits to $51.2 million at September 30, 2015 from $44.7 million at June 30, 2015.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at September 30, 2015	Balance at June 30, 2015	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$51,211	$44,719	$6,492	14.5%
Interest-bearing demand deposits	22,714	22,448	266	1.2
Money market accounts	60,492	63,916	(3,424)	(5.4)
Savings deposits	41,890	42,399	(509)	(1.2)
Certificates of deposit	124,772	126,330	(1,558)	(1.2)
Total deposit accounts	$301,079	$299,812	$1,267	0.4%

Stockholders' Equity. Total stockholders' equity decreased $431,000 or 0.68% to $63.3 million at September 30, 2015 from $63.7 million at June 30, 2015. The decrease was primarily a result of the $875,000 used to repurchase 40,000 shares of our common stock during the quarter under the current share repurchase plan, at an average price of $21.88 per share, partially offset by net income of $345,000 during the quarter ended September 30, 2015. As of September 30, 2015, there were 87,500 shares available for future purchases under the current plan. Accumulated other comprehensive loss decreased $62,000 to $649,000 as a result of unrealized gains on available-for-sale securities during the current quarter.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

General. Net income for the three months ended September 30, 2015 was $345,000 or $0.14 per diluted share, compared to net income of $113,000 or $0.05 per diluted share for the three months ended September 30, 2014.

Net Interest Income. Net interest income before the provision for loan losses increased $88,000, or 2.6%, to $3.5 million for the quarter ended September 30, 2015 from $3.4 million for the quarter ended September 30, 2014. The increase in net interest income for the current three month period compared to the comparable period a year ago was primarily the result of the $7.5 million decline in FHLB advances over the last year which decreased the cost of FHLB advances $130,000 or 81.3% to $30,000 for the three months ended September 30, 2015 from $160,000 for the same period in the prior year.

The Company's net interest margin increased 21 basis points to 4.15% for the quarter ended September 30, 2015 from 3.94% for the comparable period in 2014 as the average yield on interest-earning assets increased four basis points to 4.97% for the quarter ended September 30, 2015 compared to 4.93% for the same period in 2014. The improvement in our net interest margin compared to the same quarter last year reflects a continued reduction in nonperforming assets and reduction in the weighted average cost of FHLB advances to 1.20% for the quarter ended September 30, 2015, compared to 3.66% for the same period in 2014. The weighted average cost of interest-bearing liabilities decreased 16 basis points to 1.05% for the quarter ended September 30, 2015 compared to 1.21% for the same period in the prior year.

The following table sets forth the changes to our net interest income for the three months ended September 30, 2015 compared to the same period in 2014. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(81)	$46	$(35)
Mortgage-backed securities	11	(49)	(38)
Investment securities, FHLB stock and cash and cash equivalents	4	(2)	2
Total net change in income on interest-earning assets	$(66)	$(5)	$(71)
Interest-bearing liabilities:
Savings deposits	$—	$1	$1
Interest-bearing demand deposits	—	1	1
Money market accounts	4	(3)	1
Certificates of deposit	18	(50)	(32)
FHLB advances	(61)	(69)	(130)
Total net change in expense on interest-bearing liabilities	(39)	(120)	(159)
Net change in net interest income	$(27)	$115	$88

Interest Income. Total interest income for the three months ended September 30, 2015 decreased $71,000, or 1.7%, to $4.2 million from $4.3 million for the three months ended September 30, 2014. The decrease during the period was primarily attributable to the decline in the average yield on loans receivable and in the average balance of mortgage-backed securities. The average yield on loans receivable, net, decreased 11 basis points to 5.60% for the three months ended September 30, 2015 compared to 5.71% for the same period in the prior year. Average loans receivable, net, increased $3.2 million during the quarter ended September 30, 2015 compared to the same quarter last year. Average mortgage-backed securities declined $10.2 million during the three months ended September 30, 2015 compared to the same period in the prior year. The average yield on mortgage-backed securities increased 13 basis points to 2.04% for the three months ended September 30, 2015 compared to 1.91% for the same period in the prior year. Average interest-earning assets decreased $9.0 million, or 2.6%, to $339.1 million for the three months ended September 30, 2015 compared to $348.1 million for the same period in 2014.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014		Increase/(Decrease) in Interest and Dividend Income from 2014
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$287,255	5.60%	$284,031	5.71%	$(35)
Mortgage-backed securities	35,752	2.04	45,972	1.91	(38)
Investment securities	551	5.08	570	4.91	—
FHLB stock	853	0.47	6,030	0.07	—
Cash and cash equivalents	14,737	0.22	11,512	0.21	2
Total interest-earning assets	$339,148	4.97%	$348,115	4.93%	$(71)

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual, calculated net of deferred loan fees and loans in process.

Interest Expense. Interest expense decreased $159,000 or 18.5% to $700,000 for the three months ended September 30, 2015 from $859,000 for the three months ended September 30, 2014. The decrease during the period was primarily attributable to the reduction of the average balances of certificates of deposit and FHLB advances as well as a reduction in the average rate paid on FHLB advances. The average balance of certificates of deposit declined $10.4 million or 7.7% to $125.5 million for the quarter ended September 30, 2015 while the average cost of these deposits increased six basis points to 1.99% for the three months ended September 30, 2015 compared to 1.93% for the same period of the prior year. The average balance of FHLB advances declined $7.5 million, or 42.9%, to $10.0 million during the quarter ended September 30, 2015 compared to $17.5 million for the same quarter last year and the average cost of these borrowings decreased 246 basis points to 1.20% for the three months ended September 30, 2015 compared to 3.66% for the same period of the prior year. Average interest-bearing liabilities decreased $16.8 million, or 5.9%, to $267.2 million for the three months ended September 30, 2015 compared to $284.0 million for the same period in 2014. We recently restructured our branch network, consolidating our Hoquiam branch with our nearby Aberdeen branch office. Closing the branch will result in a one-time expense of approximately $5,000, and we anticipate annual cost savings of approximately $150,000 per year.

The following table details average balances, cost of funds and the change in interest expense for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014		Increase/(Decrease) in Interest Expense from 2014
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$42,271	0.15%	$40,127	0.15%	$1
Interest-bearing demand deposits	26,112	0.05	19,467	0.04	1
Money market deposits	63,351	0.16	71,002	0.14	1
Certificates of deposit	125,507	1.99	135,913	1.93	(32)
FHLB advances	10,000	1.20	17,500	3.66	(130)
Total interest-bearing liabilities	$267,241	1.05%	$284,009	1.21%	$(159)

Provision for Loan Losses. In connection with its analysis of the loan portfolio, management determined that a $20,000 provision for loan losses was required for the three months ended September 30, 2015 compared to no provision for the three months ended September 30, 2014, reflecting loan growth. Nonperforming loans, those loans which were accruing loans 90 days or more past due or on nonaccrual status, totaled $2.3 million, at September 30, 2015 compared to $2.5 million at September 30, 2014. The ratio of nonperforming loans to total loans was 0.8% at September 30, 2015 compared to 0.9% at September 30, 2014. Total classified loans decreased $1.8 million, or 39.0%, to $2.7 million at September 30, 2015 from $4.5 million at September 30, 2014.

Management considers the allowance for loan losses at September 30, 2015 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by our regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses at and for the three months ended September 30, 2015 and 2014:

	At or For the Three Months Ended September 30,

	2015	2014
	(Dollars in thousands)
Provision for loan losses	$20	$—
Net charge-offs	54	630
Allowance for loan losses	3,687	3,994
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.3%	1.4%
Nonaccrual and 90 days or more past due and still accruing interest	$2,296	$2,504
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	160.6%	159.5%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.8%	0.9%
Total loans	$289,958	$282,203

We continue to restructure our delinquent loans, when appropriate, so our borrowers can continue to make payments while minimizing the Company's potential loss. As of September 30, 2015 and September 30, 2014 there were 42 and 44 loans, respectively, with aggregate net principal balances of $9.7 million and $11.0 million respectively, that we have identified as TDRs. At September 30, 2015 and September 30, 2014 there were $1.6 million and $1.5 million, respectively, of TDRs included in nonperforming loans.

Noninterest Income. Noninterest income increased $60,000, or 6.1%, to $1.0 million for the quarter ended September 30, 2015 compared to $983,000 for the same quarter a year ago. The following table provides a detailed analysis of the changes in the components of noninterest income for the three months ended September 30, 2015 compared to the same period in 2014:

	Three Months Ended September 30,		Increase (decrease)

	2015	2014	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$373	$384	$(11)	(2.9)%
Other deposit fees	178	189	(11)	(5.8)
Gain on sale of investments	—	47	(47)	(100.0)
Other loan fees	144	144	—	—
Gain (loss) on sale of loans	61	(6)	67	(1,116.7)
Bank owned life insurance investment	156	138	18	13.0
Other income	131	87	44	50.6
Total noninterest income	$1,043	$983	$60	6.1%

The increase in noninterest income was primarily due to gain on sale of loans increasing $67,000 for the quarter ended September 30, 2015 compared to a $6,000 loss on sale of loans for the same quarter a year ago. Also contributing to the increase was other income increasing $44,000 to $131,000 from $87,000 for the same quarter a year ago primarily due to paper statement charges being increased. In addition, the quarter ended September 30, 2014, included a $47,000 gain on sale of investments compared to no comparable gain in the current quarter.

Noninterest Expense. For the three months ended September 30, 2015, noninterest expense decreased $245,000, or 5.7%, to $4.1 million from $4.3 million for the three months ended September 30, 2014. The following table provides an analysis of the changes in the components of noninterest expense for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Increase (decrease)

	2015	2014	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$2,020	$2,023	$(3)	(0.1)%
General and administrative expenses	734	667	67	10.0
Real estate owned impairment	38	37	1	2.7
Real estate holding costs	11	154	(143)	(92.9)
FDIC insurance premiums	69	121	(52)	(43.0)
Information technology	441	428	13	3.0
Occupancy and equipment	490	483	7	1.4
Deposit services	113	224	(111)	(49.6)
Marketing	126	156	(30)	(19.2)
Loss (gain) on sale of property, premises and equipment	3	(1)	4	(400.0)
Loss on sale of real estate owned	8	6	2	33.3
Total noninterest expense	$4,053	$4,298	$(245)	(5.7)%

The decrease in noninterest expense was primarily due to REO holding costs decreasing $143,000 or 92.9% to $11,000 for the quarter ended September 30, 2015 from $154,000 for the same quarter a year ago reflecting the decline in the number of our REO properties. Also contributing to the decrease was an $111,000 decline in deposit services expenses to $113,000 for the quarter ended September 30, 2015 compared to $224,000 for the same quarter in 2014, primarily the result of costs involved in restructuring our reward program in 2014.

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

Our primary sources of funds are from customer deposits, loan repayments, loan sales, investment payments, maturing investment securities and advances from the FHLB of Des Moines. These funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition.

We believe that our current liquidity position is sufficient to fund all of our existing commitments. At September 30, 2015, the total approved loan origination commitments outstanding were $16.3 million. At the same date, unused lines of credit were $43.8 million.

For purposes of determining our liquidity position, we use a concept of basic surplus, which is derived from the total of available-for-sale securities, as well as other liquid assets, less short-term liabilities. Our Board of Directors has established a target range for basic surplus of 5% to 7%. For the three months ended September 30, 2015, our average basic surplus was 4.5%, which indicates we are below the liquidity standard set by our Board. Management believes the Bank's current liquidity position is adequate to meet foreseeable short and long term liquidity requirements.

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

Certificates of deposit scheduled to mature in one year or less at September 30, 2015 totaled $40.0 million. We had no brokered deposits at September 30, 2015. Management's policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with us. In addition, we had the ability to borrow an additional $122.6 million from the FHLB of Des Moines. We also have a line of credit with the Federal Reserve Bank of San Francisco for $1.0 million which is collateralized with securities and a line of credit for $5.0 million with Pacific Coast Bankers' Bank.

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

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. The Company's primary sources of income are dividends from the Bank, ESOP loan payments and ESOP loan interest income. During the three month period ended September 30, 2015, the Bank paid a $335,000 dividend to the Company. The payment is being used for the Company's general corporate purposes, including supporting the Company's ongoing operations and stock repurchases.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of September 30, 2015:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$16,345	$16,345
Lines of credit
Fixed rate (3)	1,919	315
Adjustable rate	41,834	4,643
Undisbursed balance of lines of credit	$43,753	$4,958

(1)	Interest rates on fixed rate loans are 2.9% to 12.25%.

(2)	At September 30, 2015 there were no reserves for unfunded commitments.

(3)	Includes standby letters of credit.

Operating lease commitment - The Bank leases space for branches and operations located in Hoquiam, Shelton, and Puyallup, Washington. These leases run for periods ranging from three to five years. All leases require the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitments for the next five years are as follows:

Year Ended June 30,
Amount
(In thousands)
2016	$82,269
2017	$116,692
2018	$124,051
2019	$83,600
2020	$36,500

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of September 30, 2015, the Bank exceeded all regulatory capital requirements with , Tier 1 Leverage-Based Capital, Common Equity Tier 1 Capital (CET1), Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios of 14.3%, 17.0%, 17.0%, and 18.2%, respectively. As of June 30, 2015 these ratios were 14.3%, 16.2%, 16.2%, and 17.4%, respectively. The CET1 ratio is a new regulatory capital ratio required beginning for the quarter ended March 31, 2015.

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, CET1, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 15.9%, 18.9%, 18.9%, and 20.0%, respectively, as of September 30, 2015. As of June 30, 2015, these ratios were 16.6%, 19.0%, 19.0% and 20.1%, respectively.

The Bank's actual capital amounts and ratios at September 30, 2015 are presented in the following table:

Anchor Bank					Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
			Minimum Capital Requirement
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2015
Total capital (to risk-weighted assets)	$57,559	18.2%	$25,330	8.0%	$31,662	10.0%
Tier I capital (to risk-weighted assets)	$53,872	17.0%	$18,997	6.0%	$25,330	8.0%
Common equity tier 1 capital (to risk-weighted assets)	$53,872	17.0%	$14,248	4.5%	$20,580	6.5%
Tier I leverage capital (to average assets)	$53,872	14.3%	$15,036	4.0%	$18,795	5.0%

The actual regulatory capital amounts and ratios calculated for Anchor Bancorp as of September 30, 2015, were as follows:

Anchor Bancorp	Actual
	Amount	Ratio
	(Dollars in thousands)
September 30, 2015
Total capital (to risk-weighted assets)	$63,503	20.0%
Tier I capital (to risk-weighted assets)	$59,816	18.9%
Common equity tier 1 capital (to risk-weighted assets)	$59,816	18.9%
Tier I leverage capital (to average assets)	$59,816	15.9%

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

We generally have found that a number of our deposit accounts are less rate sensitive than others. Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at September 30, 2015 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets
Basis Point Change in Rates						Market Value of Assets (4)
	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)
	(Dollars in thousands)
300	$58,970	$(3,233)	(5.20)%	16.90%	0.11%	$348,979
200	60,542	(1,661)	(2.67)	16.99	0.2	356,344
100	61,621	(582)	(0.94)	16.95	0.16	363,479
Base	62,203	—	—	16.79	—	370,395
(100)	66,199	3,996	6.42	17.51	0.72	378,062
___________

(1)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(2)	Calculated as the net portfolio value divided by the market value of assets (“net portfolio value ratio”).
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

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at September 30, 2015, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
	(Dollars in thousands)
300	$16,123	$1,846	12.9%
200	15,554	1,277	8.9
100	14,944	667	4.7
Base	14,277	—	—
(100)	13,452	(825)	(5.8)

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) The following table summarizes Anchor Bancorp's common stock repurchases during the quarter ended September 30, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly	Maximum Number of Shares that May Yet Be Repurchased

Period

July 1 - July 31, 2015	—	$—	—	127,500
August 1 - August 31, 2015	—	—	—	127,500
September 1 - September 30, 2015	40,000	21.86	40,000	87,500
	40,000	$21.86	40,000

In July 2015, the Board of Directors of Anchor Bancorp approved the repurchase of up to 127,500 shares of the Company's common stock, or five percent of the Company's outstanding shares. The stock repurchase plan became effective August 28, 2015.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
10.1	Form of Anchor Bank Employee Severance Compensation Plan (1)
10.2	Anchor Mutual Savings Bank Phantom Stock Plan (1)
10.3	Form of 401(k) Retirement Plan (1)
10.4	Form of Employment Agreement between Anchor Bank and Jerald L. Shaw and Terri L. Degner (3)
10.5	Form of Severance Agreement and Release (4)
10.6	Agreement in Connection with Anchor Annual Meeting between Anchor Bancorp and Joel S. Lawson IV dated October 21, 2015 (5)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-154734)

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2011.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K dated May 19, 2014.

(4)	Filed as an exhibit to the Company's Current Report on Form 8-K dated January 22, 2015.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K dated October 23, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP

Date: November 12, 2015	/s/Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2015	/s/Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements