Form 10-Q
period 2015-12-31
Anchor Bancorp
filed 2016-02-08
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015
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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of February 8, 2016, there were 2,521,334 shares of common stock, $0.01 par value per share, outstanding.

ANCHOR BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiary, unless the context indicates otherwise.  When we refer to “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, the wholly owned subsidiary of Anchor Bancorp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands, except share data) (Unaudited)	December 31, 2015	June 30, 2015
ASSETS
Cash and cash equivalents	$12,572	$14,450
Securities available-for-sale, at fair value, amortized cost of $26,103 and $29,696	25,870	29,565
Securities held-to-maturity, at amortized cost, fair value of $6,785 and $7,692	6,739	7,617
Loans held for sale	—	505
Loans receivable, net of allowance for loan losses of $3,879 and $3,721	311,519	283,444
Bank owned life insurance investment, net of surrender charges	19,265	19,001
Accrued interest receivable	1,010	1,069
Real estate owned, net ("REO")	662	797
Federal Home Loan Bank ("FHLB") stock, at cost	1,553	853
Property, premises, and equipment, at cost, less accumulated depreciation of $11,284 and $13,482	10,115	10,370
Deferred tax asset, net	8,977	8,867
Prepaid expenses and other assets	1,139	2,692
Total assets	$399,421	$379,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$48,880	$44,719
Interest-bearing	253,850	255,093
Total deposits	302,730	299,812

FHLB advances	27,500	10,000
Advance payments by borrowers for taxes and insurance	1,113	1,002
Supplemental Executive Retirement Plan liability	1,758	1,814
Accounts payable and other liabilities	3,035	2,879
Total liabilities	336,136	315,507
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, authorized 45,000,000 shares; 2,521,334 issued and 2,447,314 outstanding at December 31, 2015 and 2,550,000 issued and 2,480,865 outstanding at June 30, 2015, respectively	26	25
Additional paid-in capital	22,940	23,404
Retained earnings	41,798	41,741
Unearned Employee Stock Ownership Plan ("ESOP") shares	(701)	(736)
Accumulated other comprehensive loss, net of tax	(778)	(711)
Total stockholders’ equity	63,285	63,723
Total liabilities and stockholders’ equity	$399,421	$379,230

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except share data) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2015	2014	2015	2014
Interest income:
Loans receivable, including fees	$4,024	$4,052	$8,042	$8,105
Securities	21	15	37	30
Mortgage-backed securities	164	206	345	426
Total interest income	4,209	4,273	8,424	8,561
Interest expense:
Deposits	671	689	1,341	1,388
FHLB advances	32	131	62	292
Total interest expense	703	820	1,403	1,680
Net interest income before provision for loan losses	3,506	3,453	7,021	6,881
Provision for loan losses	70	—	90	—
Net interest income after provision for loan losses	3,436	3,453	6,931	6,881
Noninterest income:
Deposit service fees	331	347	703	731
Other deposit fees	180	175	358	364
Gain on sale of investments	—	—	—	47
Other loan fees	184	144	328	288
Gain (loss) on sale of loans	67	(5)	128	(11)
Bank owned life insurance investment	132	133	289	272
Other income	269	231	401	317
Total noninterest income	1,163	1,025	2,207	2,008
Noninterest expense:
Compensation and benefits	2,815	1,945	4,835	3,968
General and administrative expenses	994	701	1,728	1,369
Real estate owned impairment	5	93	43	130
Real estate owned holding costs	11	62	22	216
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	64	125	133	246
Information technology	415	439	857	868
Occupancy and equipment	449	463	939	945
Deposit services	122	158	235	383
Marketing	130	154	255	309
Loss (gain) on sale of property, premises and equipment	1	—	4	(2)
(Gain) loss on sale of real estate owned	(4)	(114)	4	(108)
Total noninterest expense	5,002	4,026	9,055	8,324
(Loss) income before provision for income taxes	(403)	452	83	565
(Benefit) provision for income taxes	(117)	(8,333)	24	(8,333)
Net (loss) income	$(286)	$8,785	$59	$8,898
Basic (loss) earnings per share	$(0.12)	$3.55	$0.02	$3.59
Diluted (loss) earnings per share	$(0.12)	$3.55	$0.02	$3.59
Weighted average number of basic shares outstanding	2,436,650	2,476,562	2,454,097	2,475,702
Weighted average number of diluted shares outstanding	2,436,650	2,476,562	2,454,097	2,475,702
See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Dollars in thousands) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2015	2014	2015	2014
NET (LOSS) INCOME	$(286)	$8,785	$59	$8,898
OTHER COMPREHENSIVE (LOSS) INCOME, net of income tax
Unrealized holding (loss) gain on available-for-sale securities during the period, net of income tax benefit of $66, $0, $34 and $0 respectively,	(194)	226	(102)	32
Adjustment for realized gains included in net income	—	—	—	47
Other comprehensive (loss) income, net of income tax	(194)	226	(102)	79
COMPREHENSIVE (LOSS) INCOME	$(480)	$9,011	$(43)	$8,977

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Six Months Ended December 31,

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59	$8,898
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	314	329
Net amortization of premiums on securities	227	314
Provision for loan losses	90	—
ESOP expense	80	98
Real estate owned impairment	43	130
Deferred federal income taxes	24	(8,333)
Stock compensation expense	800	—
Increase in cash surrender value of life insurance investment	(264)	(272)
(Gain) loss on sale of loans	(128)	11
Gain on sale of investments	—	(47)
Originations of loans held for sale	(7,009)	(11)
Proceeds from sale of loans held for sale	7,642	—
Loss (gain) on sale of property, premises, and equipment	4	(2)
Loss (gain) on sale of real estate owned	4	(108)
Change in operating assets and liabilities:
Accrued interest receivable	59	172
Prepaid expenses and other assets	1,553	367
Deferred income tax asset	(100)	—
Supplemental Executive Retirement Plan	(56)	(6)
Accounts payable and other liabilities	156	(1,120)
Net cash provided by operating activities	3,498	420
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, maturities and calls of available-for-sale securities	250	2,335
Principal repayments on available-for-sale securities	3,150	3,547
Principal repayments on held-to-maturity securities	846	616
Loan originations, net of undisbursed loan proceeds and principal repayments	(28,557)	3,314
Proceeds from sale of real estate owned	480	6,297
Capital improvements on real estate owned	—	(28)
Proceeds from sale of property, premises, and equipment, net	—	1
Purchase of fixed assets, net	(63)	(323)
Purchase of FHLB stock	(700)	—
Net cash provided by investing activities	(24,594)	15,759
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	2,918	(12,262)
Net change in advance payments by borrowers for taxes and insurance	111	137
Proceeds from FHLB advances	22,500	15,100
Repayment of FHLB advances	(5,000)	(22,550)
Repurchase and retirement of common stock	(1,095)	—
Stock award net settlement	(216)	—
Net cash used in financing activities	$19,218	$(19,575)

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands, except share data) (Unaudited)	Six Months Ended December 31,

	2015	2014
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(1,878)	$(3,396)
Beginning of period	14,450	14,758
End of period	$12,572	$11,362
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities:
Net loans transferred to real estate owned	$392	$1,824
Unrealized holding (loss) gain on available-for-sale securities	$(102)	$32
Cash paid during the period for interest	$1,403	$1,709

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

Anchor Bank is a community-based savings bank primarily serving Western Washington through its 10 full-service bank offices (including one Wal-Mart in-store location) within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, Washington.  Anchor Bank’s business consists of attracting deposits from the public and utilizing those deposits to originate loans.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2015 (“2015 Form 10-K”). The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2016. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported consolidated net income (loss) or equity. The Company has evaluated events and transactions subsequent to December 31, 2015 for potential recognition or disclosure.

Note 3 - Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this ASU provide guidance to customers in cloud computing arrangements about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2015-05 did not have a material impact on the Company's consolidated financial statements.

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

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The ASU provides guidance not previously included in ASU 2015-03 regarding debt issuance related to line-of-credit arrangements. The amendment allows an entity to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless if there are any outstanding borrowings on the line-of-credit arrangement. The amendment is effective for fiscal years beginning after December 15, 2015. The adoption of ASU No. 2015-15 is not expected to have a material impact on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). The ASU simplifies the accounting for measurement period adjustments. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period when the adjustment amounts are determined. The acquirer is required to record in the same period's financial statements the effect on earnings from changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer must present separately on the income statement, or disclose in the notes, the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the provisional amount had been recognized at the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of ASU No. 2015-16 is not expected to have a material impact on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU is part of the FASB simplification initiative aimed at reducing complexity in accounting standards. the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. Importantly, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction - that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. This ASU is effective for annual periods beginning after December 31, 2016 and interim periods within those annual periods. The adoption of ASU No. 2015-17 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured as fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU No. 2016-01 is being reviewed for any material impact there may be on the Company's consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Earnings (Loss) Per Share ("EPS")

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

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
	(Dollars in thousands, except share data)
Net (loss) income	$(286)	$8,785	$59	$8,898
Less: Earnings allocated to participating securities	—	—	—	—
Earnings allocated to common shareholders	$(286)	$8,785	$59	$8,898

Basic weighted-average common shares outstanding	2,436,650	2,476,562	2,454,097	2,475,702
Potentially dilutive incremental shares	—	—	—	—
Diluted weighted-average common shares outstanding	2,436,650	2,476,562	2,454,097	2,475,702

Basic (loss) earnings per share	$(0.12)	$3.55	$0.02	$3.59
Diluted (loss) earnings per share	$(0.12)	$3.55	$0.02	$3.59

Potential dilutive shares are excluded from the computation of earnings (loss) per share if their effect is anti-dilutive. For the three and six months ended December 31, 2015 an additional 83,460 incremental shares were not included in the computation of diluted (loss) earnings per share because the incremental shares under the treasury stock method of calculation resulted in them being anti-dilutive.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Investments

The amortized cost and estimated fair market values of investment securities as of December 31, 2015 and June 30, 2015, were as follows:

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$180	$—	$—	$180
Mortgage-backed securities:
FHLMC (1)	10,389	98	(127)	10,360
FNMA (2)	14,691	24	(205)	14,510
GNMA (3)	843	—	(23)	820
	$26,103	$122	$(355)	$25,870
Securities held-to-maturity
Municipal bonds	$—	$—	$—	$—
Mortgage-backed securities:
FHLMC	3,060	74	(62)	3,072
FNMA	1,665	105	(23)	1,747
GNMA	2,014	—	(48)	1,966
	$6,739	$179	$(133)	$6,785
(1) Federal Home Loan Mortgage Corporation ("Freddie Mac")
(2) Federal National Mortgage Association ("Fannie Mae")
(3) Government National Mortgage Association ("Ginnie Mae")

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$434	$1	$—	$435
Mortgage-backed securities:
FHLMC	11,780	134	(123)	11,791
FNMA	16,534	70	(196)	16,408
GNMA	948	—	(17)	931
	$29,696	$205	$(336)	$29,565
Securities held-to-maturity
Municipal bonds	$119	$—	$—	$119
Mortgage-backed securities:
FHLMC	3,367	95	(56)	3,406
FNMA	1,858	124	(22)	1,960
GNMA	2,273	—	(66)	2,207
	$7,617	$219	$(144)	$7,692

There were 33 and 30 securities in an unrealized loss position at December 31, 2015 and June 30, 2015, respectively. The unrealized losses on investments in mortgage-backed securities relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities prior to their maturity. We do expect to recover the

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of December 31, 2015 and June 30, 2015, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$1,111	$(5)	$4,835	$(122)	$5,946	$(127)
FNMA	3,578	(59)	6,023	(146)	9,601	(205)
GNMA	—	—	820	(23)	820	(23)
	$4,689	$(64)	$11,678	$(291)	$16,367	$(355)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$2,101	$(62)	$2,101	$(62)
FNMA	—	—	713	(23)	713	(23)
GNMA	—	—	1,966	(48)	1,966	(48)
	$—	$—	$4,780	$(133)	$4,780	$(133)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$747	$(1)	$5,404	$(122)	$6,151	$(123)
FNMA	3,105	(45)	6,898	(151)	10,003	(196)
GNMA	—	—	931	(17)	931	(17)
	$3,852	$(46)	$13,233	$(290)	$17,085	$(336)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$2,299	$(56)	$2,299	$(56)
FNMA	—	—	772	(22)	772	(22)
GNMA	—	—	2,207	(66)	2,207	(66)
	$—	$—	$5,278	$(144)	$5,278	$(144)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual maturities of securities at December 31, 2015 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

December 31, 2015	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds:
Due after ten years	$180	$180
Mortgage-backed securities:
FHLMC	10,389	10,360
FNMA	14,691	14,510
GNMA	843	820
	$26,103	$25,870

Securities held-to-maturity
Municipal bonds:	$—	$—
Mortgage-backed securities:
FHLMC	3,060	3,072
FNMA	1,665	1,747
GNMA	2,014	1,966
	$6,739	$6,785

Sales of securities available-for-sale for the dates indicated are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(In thousands)
Proceeds from sales	$—	$1,653	$—	$2,355
Proceeds from maturities and calls	250	—	250	—
Gross realized gains	—	18	—	65
Gross realized losses	—	(18)	—	(18)

Pledged securities at the dates indicated are summarized as follows:

	December 31, 2015		June 30, 2015
Pledged to secure:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Public deposits	$11,820	$11,784	$12,184	$12,189
FHLB borrowings	1,478	1,534	1,727	1,788
Federal Reserve borrowing line	989	982	1,001	990

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Loans Receivable, net

Loans receivable consisted of the following at the dates indicated:

	December 31, 2015	June 30, 2015
	(In thousands)
Real estate:
One-to-four family	$63,479	$57,944
Multi-family	54,996	43,249
Commercial	131,271	128,306
Construction	11,111	11,731
Land	5,087	4,069
Total real estate	265,944	245,299
Consumer:
Home equity	17,147	17,604
Credit cards	3,059	3,289
Automobile	589	686
Other consumer	2,204	2,347
Total consumer	22,999	23,926

Commercial business	27,675	18,987
Total loans	316,618	288,212
Less:
Deferred loan fees	1,220	1,047
Allowance for loan losses	3,879	3,721
Loans receivable, net	$311,519	$283,444

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
The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2015:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 12/31/15
	(In thousands)
Allowance for loan losses:
Beginning balance	$962	$106	$680	$115	$39	$466	$1,319	$—	$3,687
Provision (benefit) for loan losses	76	405	572	(90)	12	(53)	(852)	—	70
Charge-offs	(17)	—	—	—	—	(21)	(6)	—	(44)
Recoveries	47	—	—	81	—	37	1	—	166
Ending balance	$1,068	$511	$1,252	$106	$51	$429	$462	$—	$3,879

(1)	Consumer loans include home equity, credit cards, automobile, and other consumer loans. The only consumer loans with impairment are home equity loans.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2015:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Six months ended 12/31/15
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,113	$95	$262	$247	$75	$445	$1,405	$79	$3,721
Provision (benefit) for loan losses	(55)	416	989	(230)	(24)	(32)	(895)	(79)	90
Charge-offs	(163)	—	—	—	—	(52)	(50)	—	(265)
Recoveries	173	—	1	89	—	68	2	—	333
Ending balance	$1,068	$511	$1,252	$106	$51	$429	$462	$—	$3,879
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

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$1,785	$2,139	$—
Land	178	192	—
Home equity	78	80	—
Commercial business	79	190	—
With an allowance recorded
One-to-four family	$7,761	$7,809	$463
Land	321	321	2
Home equity	377	377	101
Other consumer	29	33	10
Commercial business	696	723	198
Total
One-to-four family	$9,546	$9,948	$463
Land	499	513	2
Home equity	455	457	101
Other consumer	29	33	10
Commercial business	775	913	198
Total	$11,304	$11,864	$774

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and six months ended December 31, 2015:

	Three Months Ended December 31, 2015		Six Months Ended December 31, 2015

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded
One-to-four family	$1,987	$8	$1,848	$25
Land	186	2	212	5
Home equity	72	1	72	2
Other consumer	—	—	16	—
Commercial business	194	2	127	5
With an allowance recorded
One-to-four family	$7,744	$50	$7,763	$151
Land	322	7	365	12
Home equity	304	3	295	9
Other consumer	32	—	17	—
Commercial business	746	—	796	1
Total
One-to-four family	$9,731	$58	$9,611	$176
Land	508	9	577	17
Home equity	376	4	367	11
Other consumer	32	—	33	—
Commercial business	940	2	923	6
Total	$11,587	$73	$11,511	$210

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$1,068	$511	$1,252	$106	$51	$429	$462	$—	$3,879
Ending balance: individually evaluated for impairment	463	—	—	—	2	111	198	—	774
Ending balance: collectively evaluated for impairment	$605	$511	$1,252	$106	$49	$318	$264	$—	$3,105

Loans receivable:
Ending balance	$63,479	$54,996	$131,271	$11,111	$5,087	$22,999	$27,675	$—	$316,618
Ending balance: individually evaluated for impairment	9,546	—	—	—	499	484	775	—	11,304
Ending balance: collectively evaluated for impairment	$53,933	$54,996	$131,271	$11,111	$4,588	$22,515	$26,900	$—	$305,314

(1)	Consumer loans include home equity, credit cards, auto and other consumer loans.

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

The following table presents the recorded investment in nonaccrual and loans past due 90 days still accruing interest by type of loans as of the dates indicated:

	December 31, 2015	June 30, 2015
	(In thousands)
One-to-four family	$1,965	$1,263
Home equity	16	—
Credit cards	18	6
Other consumer	29	31
Commercial business	681	711
Total	$2,709	$2,011

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class, as of December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$2,297	$481	$1,965	$4,743	$58,736	$63,479
Multi-family	—	—	—	—	54,996	54,996
Commercial real estate	748	—	—	748	130,523	131,271
Construction	—	—	—	—	11,111	11,111
Land	36	—	—	36	5,051	5,087
Home equity	125	—	16	141	17,006	17,147
Credit cards	25	26	18	69	2,990	3,059
Automobile	6	—	—	6	583	589
Other consumer	25	42	29	96	2,108	2,204
Commercial business	47	—	681	728	26,947	27,675
Total	$3,309	$549	$2,709	$6,567	$310,051	$316,618

(1) Includes loans on nonaccrual status.

The following table presents past due loans, net of partial loan charge-offs, by class as of June 30, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$616	$552	$1,263	$2,431	$55,513	$57,944
Multi-family	—	—	—	—	43,249	43,249
Commercial real estate	—	—	—	—	128,306	128,306
Construction	—	—	—	—	11,731	11,731
Land	—	—	—	—	4,069	4,069
Home equity	15	16	—	31	17,573	17,604
Credit cards	8	26	6	40	3,249	3,289
Automobile	9	—	—	9	677	686
Other consumer	16	—	31	47	2,300	2,347
Commercial business	64	273	711	1,048	17,939	18,987
Total	$728	$867	$2,011	$3,606	$284,606	$288,212
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

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table presents the internally assigned grade as of December 31, 2015, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$54,371	$53,887	$128,954	$11,111	$4,588	$16,155	$2,990	$525	$2,060	$25,916	$300,557
Watch	5,247	1,109	1,110	—	321	580	51	64	92	953	9,527
Special Mention	1,529	—	1,207	—	178	215	—	—	23	61	3,213
Substandard	2,332	—	—	—	—	197	18	—	29	745	3,321
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$63,479	$54,996	$131,271	$11,111	$5,087	$17,147	$3,059	$589	$2,204	$27,675	$316,618

The following table presents the credit risk profile based on payment activity as of December 31, 2015, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Performing	$61,514	$54,996	$131,271	$11,111	$5,087	$17,131	$3,041	$589	$2,175	$26,994	$313,909
Nonperforming (1)	1,965	—	—	—	—	16	18	—	29	681	2,709
Total	$63,479	$54,996	$131,271	$11,111	$5,087	$17,147	$3,059	$589	$2,204	$27,675	$316,618
(1) Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

The following table presents the internally assigned grade as of June 30, 2015, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$49,119	$42,884	$125,586	$11,731	$3,430	$16,585	$3,249	$615	$2,214	$16,981	$272,394
Watch	2,151	—	2,044	—	—	697	34	71	102	915	6,014
Special Mention	4,755	—	676	—	231	301	—	—	—	159	6,122
Substandard	1,919	365	—	—	408	21	6	—	31	932	3,682
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$57,944	$43,249	$128,306	$11,731	$4,069	$17,604	$3,289	$686	$2,347	$18,987	$288,212

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

Troubled Debt Restructures. A troubled debt restructure ("TDR") is a loan where the Company, for economic or legal reasons related to the borrower's financial condition, has granted a concession to the borrower that it would otherwise not consider so that the borrower can continue to make payments while minimizing the Company's potential loss. The modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank's best interest. At December 31, 2015, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.
The following table presents TDRs by accrual versus nonaccrual status and by loan class as of December 31, 2015:

	December 31, 2015
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$7,582	$654	$8,236
Land	499	—	499
Home equity	289	—	289
Commercial business	93	—	93
Total	$8,463	$654	$9,117

The following table presents TDRs by accrual versus nonaccrual status and by loan class as of June 30, 2015:

	June 30, 2015
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$8,010	$681	$8,691
Land	639	—	639
Home equity	276	—	276
Commercial business	221	—	221
Total	$9,146	$681	$9,827

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present TDRs and their recorded investment prior to the modification and after the modification for TDR transactions that originated during the three and six months ended December 31, 2015 and 2014:

	Three Months Ended December 31, 2015			Six Months Ended December 31, 2015
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
	(Dollars in thousands)
One-to-four family	1	$273	$243	1	$273	$243
Total	1	$273	$243	1	$273	$243

	Three Months Ended December 31, 2014			Six Months Ended December 31, 2014
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
	(Dollars in thousands)
One-to-four family	—	$—	$—	1	$197	$196
Total	—	$—	$—	1	$197	$196

For both the three and six months ended December 31, 2015 and 2014, there were no TDRs for which there was a payment default within 12 months of their restructure.

Note 7 - Real Estate Owned, net

The following table is a summary of REO activity for the three and six months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Six Months Ended December 31,

	2015	2014	2015	2014
	(In thousands)
Balance at the beginning of the period	$302	$6,092	$797	$5,067
Net loans transferred to real estate owned	392	—	392	1,824
Capitalized improvements	—	22	—	28
Sales	(28)	(5,421)	(484)	(6,189)
Impairments	(4)	(93)	(43)	(130)
Balance at the end of the period	$662	$600	$662	$600

Note 8 - Employee Benefit Plans

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As shares are committed to be released from collateral, the Company reports compensation expense equal to the daily average market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued throughout the year.

Compensation expense related to the ESOP for the three months ended December 31, 2015 and 2014 was $42,000 and $35,000, respectively. For the six months ended December 31, 2015 and 2014 compensation expense related to the ESOP was $80,000 and $97,000, respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	December 31, 2015	June 30, 2015
	(Dollars in thousands)
Allocated shares	36,305	32,865
Unallocated shares	65,695	69,135
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,701	$1,555

Note 9 - Fair Value Measurements

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

There were no transfers between Level 1, Level 2, or Level 3 during the six months ended December 31, 2015. The following tables show the Company's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$180	$—	$180
Mortgage-backed securities:
FHLMC	—	10,360	—	10,360
FNMA	—	14,510	—	14,510
GNMA	—	820	—	820

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
The following table presents the balances of assets measured at fair value on a nonrecurring basis at December 31, 2015:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$4,392	$4,392
Land	—	—	321	321
Home equity	—	—	377	377
Commercial business	—	—	153	153
Total impaired loans	—	—	5,243	5,243

Real estate owned:
Land	$—	$—	$19	$19
Total real estate owned	—	—	19	19

Total	$—	$—	$5,262	$5,262

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
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2015 and June 30, 2015:

	December 31, 2015
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans	$5,243	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (5%)
Real estate owned	$19	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (5%)

	June 30, 2015
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans	$5,660	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (4%)
Real estate owned	$606	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (1%)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of December 31, 2015 and June 30, 2015:

	December 31, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$12,572	$12,572	$12,572	$—	$—
Securities available-for-sale	25,870	26,103	—	25,870	—
Securities held-to-maturity	6,739	6,785	—	6,785	—
FHLB stock	1,553	1,553	—	1,553	—
Loans receivable	315,398	313,990	—		313,990
Bank owned life insurance investment, net of surrender charges	19,265	19,265	—	19,265	—
Accrued interest receivable	1,010	1,010	—	1,010	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$179,469	$179,469	$179,469	$—	$—
Certificates of deposit	123,261	122,856	—	122,856	—
FHLB advances	27,500	27,346	—	27,346	—
Advance payments by borrowers for taxes and insurance	1,113	1,113	1,113	—	—

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
Note 10 - Stock-Based Compensation

On October 21, 2015, the Company’s stockholders approved the Anchor Bancorp 2015 Equity Incentive Plan ("Plan"), which provides for awards of restricted stock, restricted stock units, and stock options to directors, advisory directors, directors emeriti, officers and employees. The cost of awards under the Plan generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the Plan is 193,800. Shares of common stock issued under the Plan may be authorized but unissued shares or repurchased shares.

During the three months ended December 31, 2015, 104,778 shares of restricted stock were awarded and no stock options were granted. Awarded shares of restricted stock typically vest over various periods as long as the director, advisory director, directors emeriti, officer or employee remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

For both the three and six months ended December 31, 2015 total compensation expense for the Plan was $800,000 and the related income tax benefit was $240,000.

The following tables provide a summary of changes in non-vested restricted stock awards for the three and six months ended December 31, 2015:

	For the Three and Six Months Ended December 31, 2015

		Weighted-Average Grant Date Fair Value
	Shares
Non-vested at October 1, 2015	—	—
Granted	104,778	$25.75
Vested	21,334	25.75
Forfeited	—	—
Non-vested at December 31, 2015	83,444	—

As of December 31, 2015, there was $1.9 million of total unrecognized compensation costs related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately two years.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2015, the Condensed Consolidated Statement of Financial Condition included a net deferred tax asset of $9.0 million. Our primary deferred tax assets relate to our ALLL and our net operating loss carryforward, in the amount of
$14.6 million, which will begin to expire in 2031.

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

Background and Overview

Anchor Bancorp is a bank holding company which primarily engages in the business activity of its subsidiary, Anchor Bank. Anchor Bank is a community-based savings bank primarily serving Western Washington through our 10 full-service banking offices (including one Wal-Mart in-store location) within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences, as well as consumer loans, with an emphasis on home equity loans and lines of credit. Since 1990, we have been aggressively offering commercial real estate loans and multi-family loans primarily in Western Washington.

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

Comparison of Financial Condition at December 31, 2015 and June 30, 2015

General. Total assets increased by $20.2 million, or 5.3%, to $399.4 million at December 31, 2015 from $379.2 million at June 30, 2015. The increase in assets during this period was primarily a result of a $28.1 million, or 9.9% increase in loan receivable, net, to $311.5 million at December 31, 2015 from $283.4 million at June 30, 2015. Partially offsetting this increase was a $3.7 million, or 12.5%, decline in securities available-for-sale comprised almost entirely of mortgage-backed securities, and a $1.5 million, or 57.7%, decline in prepaid expenses and other assets at December 31, 2015 from June 30, 2015. Total liabilities increased $20.6 million, or 6.5%, to $336.1 million at December 31, 2015 compared to $315.5 million at June 30, 2015, primarily due to a $17.5 million increase in Federal Home Loan Bank advances. Total deposits increased $2.9 million, or 1.0%, to $302.7 million at December 31, 2015 compared to June 30, 2015 primarily as a result of a $4.2 million, or 9.3% increase in noninterest bearing deposits to $48.9 million at December 31, 2015 from June 30, 2015.

Assets. The following table details the increases and decreases in the composition of the Company's assets from June 30, 2015 to December 31, 2015:

	Balance at December 31, 2015	Balance at June 30, 2015	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$12,572	$14,450	$(1,878)	(13.0)%
Mortgage-backed securities, available-for-sale	25,690	29,130	(3,440)	(11.8)
Mortgage-backed securities, held-to-maturity	6,739	7,498	(759)	(10.1)
Loans receivable, net of allowance for loan losses	311,519	283,444	28,075	9.9
Real estate owned, net	662	797	(135)	(16.9)

Mortgage-backed securities available-for-sale decreased $3.4 million, or 11.8%, to $25.7 million at December 31, 2015 from $29.1 million at June 30, 2015. Mortgage-backed securities held-to-maturity decreased $759,000, or 10.1%, to $6.7 million at December 31, 2015 from $7.5 million at June 30, 2015. The decreases in these portfolios were primarily the result of contractual principal repayments.

Loans receivable, net, increased $28.1 million, or 9.9%, to $311.5 million at December 31, 2015 from $283.4 million at June 30, 2015 as new loan production, including loan purchases, exceeded principal reductions. Multi-family loans increased $11.7 million, or 27.2%, to $54.9 million at December 31, 2015 from $43.2 million at June 30, 2015, primarily due to the purchase of $22.8 million in multi-family loans, partially offset by the reclassification of $14.4 million multi-family loans to the one-to-four family loan portfolio. The loan purchase consisted of 12 multi-family projects in King and Pierce counties. All properties met our underwriting standards and each property was independently visited and re-underwritten. Commercial business loans increased $8.7 million, or 45.8%, to $27.7 million from $19.0 million at June 30, 2015. One-to-four family loans increased $5.5 million, or 9.6%, to $63.4 million from $57.9 million at June 30, 2015, due primarily to the reclassification discussed above. Commercial real estate loans increased $3.0 million, or 2.3%, to $131.3 million from $128.3 million. Land loans increased $1.0 million, or 25.0%, to $5.0 million at December 31, 2015 from $4.0 million at June 30, 2015. Construction loans decreased $620,000, or 5.3%, to $11.1 million from $11.7 million during the same period. Consumer loans decreased $927,000, or 3.9%, to $23.0 million at December 31, 2015 from $23.9 million at June 30, 2015.

As of December 31, 2015, the Company had seven real estate owned ("REO") properties with an aggregate book value of $662,000 compared to eight properties with an aggregate book value of $797,000 at June 30, 2015, and 10 properties with an aggregate book value of $600,000 at December 31, 2014.  The increase in the aggregate book value of REO properties during the quarter ended December 31, 2015 from the prior quarter was primarily attributable to three one-to-four family homes becoming REO for a net total of $389,000. At December 31, 2015, the largest REO property was a one-to-four family home in Cowlitz County, Washington with a carrying value of $197,000.

Liabilities. Total liabilities increased $20.6 million between June 30, 2015 and December 31, 2015, primarily as a result of a $17.5 million increase in FHLB advances. In addition, deposits increased $2.9 million, or 1.0%, to $302.7 million at December 31, 2015 from $299.8 million at June 30, 2015. Our core deposits, which consist of all deposits other than certificates of deposit, increased by $6.0 million, or 3.5%, to $179.5 million at December 31, 2015 from $173.5 million at June 30, 2015. Certificates of deposit decreased $3.0 million, or 2.4%, to $123.3 million at December 31, 2015 from $126.3 million at June 30, 2015. The decrease in certificates of deposit was offset by $4.2 million, or 9.3%, increase in noninterest-bearing demand deposits to $48.9 million at December 31, 2015 from $44.7 million at June 30, 2015.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at December 31, 2015	Balance at June 30, 2015	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$48,880	$44,719	$4,161	9.3%
Interest-bearing demand deposits	25,184	22,448	2,736	12.2
Money market accounts	60,732	63,916	(3,184)	(5.0)
Savings deposits	44,673	42,399	2,274	5.4
Certificates of deposit	123,261	126,330	(3,069)	(2.4)
Total deposit accounts	$302,730	$299,812	$2,918	1.0%

Stockholders' Equity. Total stockholders' equity decreased $438,000, or 0.69%, to $63.3 million at December 31, 2015 from $63.7 million at June 30, 2015. The decrease was primarily a result of a $1.1 million decline in additional paid in capital due to the repurchase of 50,000 shares of our common stock during the six month period ended December 31, 2015, under our current share repurchase plan announced in July, 2015/effective in August 2015, at an average price of $21.89 per share. As of December 31, 2015, there were 77,500 shares available for future purchases under the current share repurchase plan. This decrease was partially offset by stock-based compensation of $584,000 and net income of $59,000 for the six months ended December 31, 2015. On October 21, 2015, shareholders approved the Anchor Bancorp 2015 Equity Incentive Plan (the "Plan"). Accumulated other comprehensive loss increased $67,000 to $778,000 as a result of unrealized valuation losses on investments available-for-sale.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2015 and 2014

General. Net loss for the three months ended December 31, 2015 was $286,000 or $0.12 per diluted share compared to a net income of $8.8 million or $3.55 per diluted share for the three months ended December 31, 2014, which included an $8.3 million tax benefit related to the reversal of the valuation allowance on deferred tax assets ("DTA"). For the six months ended December 31, 2015 the net income was $59,000 or $0.02 per diluted share compared to net income of $8.9 million or $3.59 per diluted share for the same period last year.

Net Interest Income. Net interest income before the provision for loan losses increased $53,000, or 1.5%, to $3.5 million for the quarter ended December 31, 2015 compared to the same period last year primarily as a result of the $99,000, or 75.6% decrease in the cost of FHLB advances partially offset by a decrease of $42,000, or 20.4% to $164,000 from $206,000 of mortgage-backed security income. For the six months ended December 31, 2015 net interest income before the provision for loan losses increased $140,000, or 2.0%, to $7.0 million from $6.9 million for the same period in 2014 primarily as a result of the $230,000, or 78.8% decrease in the cost of FHLB advances.

The Company's net interest margin increased two basis points to 4.08% for the quarter ended December 31, 2015 from 4.06% for the comparable period in 2014 despite a 13 basis point decrease in the average yield on interest-earning assets to 4.90% for the quarter ended December 31, 2015 compared to 5.03% for the same period in 2014. The improvement in our net interest margin compared to the same quarter last year reflects reductions in nonperforming assets since December 31, 2014 and in the weighted average cost of FHLB advances to 1.10% for the quarter ended December 31, 2015, compared to 3.51% for the same period in 2014. The weighted average cost of interest-bearing liabilities decreased 15 basis points to 1.04% for the quarter ended December 31, 2015 compared to 1.19% for the same period in the prior year.

The following table sets forth the changes to our net interest income for the three months ended December 31, 2015 compared to the same period in 2014. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(163)	$135	$(28)
Mortgage-backed securities	(1)	(41)	(42)
Investment securities, FHLB stock and cash and cash equivalents	4	2	6
Total net change in income on interest-earning assets	$(160)	$96	$(64)
Interest-bearing liabilities:
Savings deposits	$—	$1	$1
Interest-bearing demand deposits	(1)	1	—
Money market accounts	6	(2)	4
Certificates of deposit	12	(35)	(23)
FHLB advances	(70)	(29)	(99)
Total net change in expense on interest-bearing liabilities	(53)	(64)	(117)
Net change in net interest income	$(107)	$160	$53

For the six months ended December 31, 2015, the Company's net interest margin increased 11 basis points to 4.11% compared to 4.00% for the same period in 2014, reflecting the decline in our average interest-bearing liabilities. The average yield on interest-bearing assets decreased four basis points to 4.94% for the six months ended December 31, 2015 compared to 4.98% for the same period in the prior year. The decrease in the average yield on interest earning assets was the result of the amortization of premiums on securities during the six months ended December 31, 2015. The average cost of interest-bearing liabilities decreased 16 basis points to 1.04% for the six months ended December 31, 2015 compared to 1.20% for the same period of the prior year as the cost of our liabilities continue to decline, due to the reduction in the average balances of certificates of deposit and FHLB advances, and a 247 basis point decline in the average rate paid on FHLB advances.

The following table sets forth the changes to our net interest income for the six months ended December 31, 2015 compared to the same period in 2014:

	Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(244)	$181	$(63)
Mortgage-backed securities	10	(90)	(80)
Investment securities, FHLB stock and cash and cash equivalents	5	1	6
Total net change in income on interest-earning assets	$(229)	$92	(137)
Interest-bearing liabilities:
Savings deposits	$—	$2	$2
Interest-bearing demand deposits	(2)	2	—
Money market accounts	10	(5)	5
Certificates of deposit	32	(85)	(53)
FHLB advances	(134)	(97)	(231)
Total net change in expense on interest-bearing liabilities	(94)	(183)	(277)
Net change in net interest income	$(135)	$275	$140

Interest Income. Total interest income for the three months ended December 31, 2015 decreased $64,000, or 1.5%, to $4.2 million from $4.3 million for the three months ended December 31, 2014. The decrease during the period was primarily attributable to the decline in the average yield on loans receivable and in the average balance of mortgage-backed securities. The average yield on loans receivable, net, decreased 23 basis points to 5.55% for the three months ended December 31, 2015 compared to 5.78% for the same period in the prior year. Average loans receivable, net, increased $9.4 million during the quarter ended December 31, 2015 compared to the same quarter last year. Average mortgage-backed securities declined $8.5 million during the three months ended December 31, 2015 compared to the same period in the prior year. The average yield on mortgage-backed securities decreased one basis point to 1.94% for the three months ended December 31, 2015 compared to 1.95% for the same period in the prior year. Average interest-earning assets decreased $3.7 million, or 1.1%, to $343.6 million for the three months ended December 31, 2015 compared to $339.9 million for the same period in 2014.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
	2015		2014		Increase/(Decrease) in Interest and Dividend Income from 2014
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$290,016	5.55%	$280,637	5.78%	$(28)
Mortgage-backed securities	33,861	1.94	42,348	1.95	(42)
Investment securities	363	4.41	564	4.96	(3)
FHLB stock	913	1.75	5,969	0.07	3
Cash and cash equivalents	18,452	0.28	10,390	0.27	6
Total interest-earning assets	$343,605	4.90%	$339,908	5.03%	$(64)

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual, calculated net of deferred loan fees and loans in process.

For the six months ended December 31, 2015, total interest income decreased $137,000, or 1.6%, to $8.4 million from $8.6 million for the six months ended December 31, 2014. The decrease during the period was primarily attributable to the declines in the average yield on loans receivable, net, and in the average balance of mortgage-backed securities. The average yield on loans receivable, net, decreased 17 basis points to 5.57% for the six months ended December 31, 2015 compared to 5.74% for the same period in the prior year. Average loans receivable, net, increased $6.3 million during the six months ended December 31, 2015 compared to the same period in the prior year. Average mortgage-backed securities declined $9.4 million during the six months ended December 31, 2015 compared to the same period in the prior year. The average yield on mortgage-backed securities increased six basis points to 1.99% for the six months ended December 31, 2015 compared 1.93% for the same period in the prior year. Average interest-earning assets decreased $2.6 million, or 0.8%, to $341.4 million for the six months ended December 31, 2015 compared to $344.0 million for the same period in 2014.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the six months ended December 31, 2015 and 2014:

	Six Months Ended December 31,
	2015		2014		Increase/(Decrease) in Interest and Dividend Income from 2014
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$288,636	5.57%	$282,334	5.74%	$(63)
Mortgage-backed securities	34,807	1.99	44,160	1.93	(80)
Investment securities	457	4.81	567	5.29	(4)
FHLB stock	883	1.13	6,000	0.10	2
Cash and cash equivalents	16,594	0.24	10,951	0.22	8
Total interest-earning assets	$341,377	4.94%	$344,012	4.98%	$(137)

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual, calculated net of deferred loan fees and loans in process.

Interest Expense. Interest expense decreased $117,000, or 14.3%, to $703,000 for the three months ended December 31, 2015 from $820,000 for the three months ended December 31, 2014. The decrease during the period was primarily attributable to reductions in the average rate and balance of FHLB advances and in the average balances of certificates of deposit. The average balance of certificates of deposit declined $7.0 million, or 5.3%, to $124.4 million for the quarter ended December 31, 2015 while the average cost of these deposits increased three basis points to 2.00% for the three months ended December 31, 2015 compared to 1.97% for the same period of the prior year. The average balance of FHLB advances declined $3.3 million, or 21.8%, to $11.7 million during the quarter ended December 31, 2015 compared to $14.9 million for the same quarter last year. The average cost of FHLB advances decreased 241 basis points to 1.10% for the three months ended December 31, 2015 compared to 3.51% for the same period of the prior year. Average interest-bearing liabilities decreased $5.2 million, or 1.9%, to $270.9 million for the three months ended December 31, 2015 compared to $276.1 million for the same period in 2014.

The following table details average balances, cost of funds and the change in interest expense for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
	2015		2014		Increase/(Decrease) in Interest Expense from 2014
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$43,628	0.16%	$40,577	0.16%	$1
Interest-bearing demand deposits	28,500	0.03	20,145	0.04	—
Money market deposits	62,751	0.18	69,044	0.14	4
Certificates of deposit	124,381	2.00	131,415	1.97	(23)
FHLB advances	11,679	1.10	14,937	3.51	(99)
Total interest-bearing liabilities	$270,939	1.04%	$276,118	1.19%	$(117)

For the six months ended December 31, 2015 interest expense decreased $277,000, or 16.5%, to $1.4 million from $1.7 million for the six months ended December 31, 2014. The decrease during the period was primarily attributable to reductions in the average rate and balances of FHLB advances and in the average balance of certificates of deposit. The average cost of certificates of deposit increased five basis point to 2.00% for the six months ended December 31, 2015 compared to 1.95% for the same period of the prior year. The average balance of the deposits declined $8.7 million, or 6.5%, to $124.9 million for the six months ended December 31, 2015 compared to the same period last year. Average FHLB advances declined $5.4 million during the six months ended December 31, 2015 compared to the same period last year. The average cost of FHLB advances decreased 247 basis points to 1.13% for the six months ended December 31, 2015 compared to 3.60% for the same period of the prior year. Average interest-bearing liabilities decreased $11.0 million, or 3.9%, to $269.1 million for the six months ended December 31, 2015 compared to $280.1 million for the same period in 2014.

The following table details average balances, cost of funds and the change in interest expense for the six months December 31, 2015 and 2014:

	Six Months Ended December 31,
	2015		2014		Increase/(Decrease) in Interest Expense from 2014
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$42,950	0.15%	$40,352	0.15%	$2
Interest-bearing demand deposits	27,306	0.04	19,806	0.05	—
Money market deposits	63,051	0.17	70,023	0.14	5
Certificates of deposit	124,944	2.00	133,664	1.95	(53)
FHLB advances	10,840	1.13	16,219	3.60	(231)
Total interest-bearing liabilities	$269,091	1.04%	$280,064	1.20%	$(277)

Provision for Loan Losses. In connection with its analysis of the loan portfolio, management determined that a $70,000 provision for loan losses was required for the three months ended December 31, 2015 compared to no provision for the three months ended December 31, 2014, reflecting loan growth. Nonperforming loans, those loans which were accruing loans 90 days or more past due or on nonaccrual status, totaled $2.7 million, at December 31, 2015 compared to $2.8 million at December 31, 2014. The ratio of nonperforming loans to total loans was 0.9% at December 31, 2015 compared to 1.0% at December 31, 2014. Total classified loans decreased $2.0 million, or 37.6%, to $3.3 million at December 31, 2015 from $5.3 million at December 31, 2014.

Management considers the allowance for loan losses at December 31, 2015 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by our regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses at and for the three months ended December 31, 2015 and 2014:

	At or For the Three Months Ended December 31,

	2015	2014
	(Dollars in thousands)
Provision for loan losses	$70	$—
Net charge-offs	(122)	(6)
Allowance for loan losses	3,879	4,000
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.2%	1.4%
Nonaccrual and 90 days or more past due and still accruing interest	$2,709	$2,802
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	143.2%	142.8%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.9%	1.0%
Total loans	$316,618	$281,638

The following table details activity and information related to the allowance for loan losses at and for the six months ended December 31, 2015 and 2014:

	At or For the Six Months Ended December 31,

	2015	2014
	(Dollars in thousands)
Provision for loan losses	$90	$—
Net charge-offs	(68)	624
Allowance for loan losses	3,879	4,000
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.2%	1.4%
Nonaccrual and 90 days or more past due and still accruing interest	$2,709	$2,802
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	143.2%	142.8%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.9%	1.0%
Total loans	$316,618	$281,638

We continue to restructure our delinquent loans, when appropriate, so our borrowers can continue to make payments while minimizing the Company's potential loss. As of December 31, 2015 and December 31, 2014 there were 39 and 43 loans, respectively, with aggregate net principal balances of $9.1 million and $10.8 million, respectively, that we have identified as TDRs. At December 31, 2015 and December 31, 2014 there were $1.5 million and $1.2 million, respectively, of TDRs included in nonperforming loans.

Noninterest Income. Noninterest income increased $138,000, or 13.5%, to $1.2 million for the quarter ended December 31, 2015 compared to $1.0 million for the same quarter a year ago. The following table provides a detailed analysis of the changes in the components of noninterest income for the three months ended December 31, 2015 compared to the same period in 2014:

	Three Months Ended December 31,		Increase (decrease)

	2015	2014	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$331	$347	$(16)	(4.6)%
Other deposit fees	180	175	5	2.9
Other loan fees	184	144	40	27.8
Gain (loss) on sale of loans	67	(5)	72	1,440.0
Bank owned life insurance investment	132	133	(1)	(0.8)
Other income	269	231	38	16.5
Total noninterest income	$1,163	$1,025	$138	13.5%

The increase in noninterest income was primarily due to gain on sale of loans increasing to $67,000 for the quarter ended December 31, 2015 compared to a $5,000 loss on sale of loans for the same quarter a year ago. Also contributing to the increase, loan fees increased $40,000 primarily due to increased loan production and other income increased $38,000 primarily due to higher paper statement charges compared to the same quarter a year ago.

The following table provides a detailed analysis of the changes in the components of noninterest income for the six months ended December 31, 2015 compared to the same period in 2014:

	Six Months Ended December 31,		Increase (decrease)

	2015	2014	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$703	$731	$(28)	(3.8)%
Other deposit fees	358	364	(6)	(1.6)
Gain on sale of investments	—	47	(47)	—
Other loan fees	328	288	40	13.9
Gain (loss) on sale of loans	128	(11)	139	1,263.6
Bank owned life insurance investment	289	272	17	6.3
Other income	401	317	84	26.5
Total noninterest income	$2,207	$2,008	$199	9.9%

Noninterest income increased $199,000, or 9.9%, to $2.2 million during the six months ended December 31, 2015 compared to $2.0 million for the same period in 2014 primarily due to an increase in gain on sale of loans of $139,000 to $128,000 compared to a loss of $11,000 for the same period in 2014. Also contributing to the increase was other income increasing $84,000, or 26.5%, to $401,000 compared to $317,000 for the same period in 2014 primarily due to higher paper statement charges compared to the same period a year ago.

Noninterest Expense. For the three months ended December 31, 2015, noninterest expense increased $976,000, or 24.2%, to $5.0 million from $4.0 million for the three months ended December 31, 2014. The following table provides an analysis of the changes in the components of noninterest expense for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Increase (decrease)

	2015	2014	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$2,815	$1,945	$870	44.7%
General and administrative expenses	994	701	293	41.8
Real estate owned impairment	5	93	(88)	(94.6)
Real estate holding costs	11	62	(51)	(82.3)
FDIC insurance premiums	64	125	(61)	(48.8)
Information technology	415	439	(24)	(5.5)
Occupancy and equipment	449	463	(14)	(3.0)
Deposit services	122	158	(36)	(22.8)
Marketing	130	154	(24)	(15.6)
Loss on sale of property, premises and equipment	1	—	1	—
Gain on sale of real estate owned	(4)	(114)	110	(96.5)
Total noninterest expense	$5,002	$4,026	$976	24.2%

The increase in noninterest expense was primarily due to an $870,000 increase in compensation benefits primarily due to $800,000 of stock-based compensation under the Plan during the quarter ended December 31, 2015. General and administrative expenses increased $293,000 to $994,000 for the three months ended December 31, 2015 from $701,000 for the three months ended December 31, 2014 primarily due to $195,000 in proxy contest expense and a $55,000 commission fee in connection with the purchase of multi-family loans.

The following table provides an analysis of the changes in the components of noninterest expense for the six months ended December 31, 2015 and 2014:

	Six Months Ended December 31,		Increase (decrease)

	2015	2014	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,835	$3,968	$867	21.8%
General and administrative expenses	1,728	1,369	359	26.2
Real estate owned impairment	43	130	(87)	(66.9)
Real estate holding costs	22	216	(194)	(89.8)
FDIC insurance premiums	133	246	(113)	(45.9)
Information technology	857	868	(11)	(1.3)
Occupancy and equipment	939	945	(6)	(0.6)
Deposit services	235	383	(148)	(38.6)
Marketing	255	309	(54)	(17.5)
Loss (gain) on sale of property, premises and equipment	4	(2)	6	(300.0)
Loss (gain) on sale of real estate owned	4	(108)	112	(103.7)
Total noninterest expense	$9,055	$8,324	$731	8.8%

Noninterest expense increased $731,000, or 8.8%, to $9.1 million in the six months ended December 31, 2015 compared to $8.3 million for the six months ended December 31, 2014. The increase was primarily due to an $867,000 increase in compensation and benefits primarily due to $800,000 of stock-based compensation awarded under the Plan during the six months ended December 31, 2015. General and administrative expenses increased $359,000 to $1.7 million for the six months ended December 31, 2015 compared to $1.4 million for the six months ended December 31, 2014 primarily due to $195,000 in proxy contest expense and a $55,000 commission fee in connection with the purchase of multi-family loans.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments. At December 31, 2015, the total approved loan origination commitments outstanding were $9.1 million. At the same date, unused lines of credit were $53.2 million.

For purposes of determining our liquidity position, we use a concept of basic surplus, which is derived from the total of available-for-sale securities, as well as other liquid assets, less short-term liabilities. Our Board of Directors has established a target range for basic surplus of 5% to 7%. For the three months ended December 31, 2015, our average basic surplus was 4.5%, which indicates we are below the liquidity standard set by our Board. Management believes the Bank's current liquidity position is adequate to meet foreseeable short and long term liquidity requirements.

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

Certificates of deposit scheduled to mature in one year or less at December 31, 2015 totaled $42.3 million. We had no brokered deposits at December 31, 2015. Management's policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with us. In addition, we had the ability to borrow an additional $105.8 million from the FHLB of Des Moines. We also have a line of credit with the Federal Reserve Bank of San Francisco for $1.0 million which is collateralized with securities and a line of credit for $5.0 million with Pacific Coast Bankers' Bank.

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

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. The Company's primary sources of income are dividends from the Bank, ESOP loan payments and ESOP loan interest income. During the six month period ended December 31, 2015, the Bank paid a $556,000 dividend to the Company. The payment is being used for the Company's general corporate purposes, including supporting the Company's ongoing operations and stock repurchases.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of December 31, 2015:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$9,118	$9,118

Lines of credit
Fixed rate (3)	1,479	128
Adjustable rate	51,678	16,636
Undisbursed balance of lines of credit	$53,157	$16,764

(1)	Interest rates on fixed rate loans are 1.99% to 9.99%.

(2)	At December 31, 2015 there were no reserves for unfunded commitments.

(3)	Includes standby letters of credit.

Operating lease commitment - The Bank leases space for branches and operations located in Shelton and Puyallup, Washington. These leases run for periods ranging from three to five years. All leases require the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitments for the next five years are as follows:

Year Ended June 30,
Amount
(In thousands)
2016	$55
2017	$117
2018	$124
2019	$84
2020	$36

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of December 31, 2015, the Bank exceeded all regulatory capital requirements with, Tier 1 Leverage-Based Capital, Common Equity Tier 1 Capital (CET1), Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios of 14.3%, 16.0%, 16.0%, and 17.2%, respectively. As of June 30, 2015 these ratios were 14.3%, 16.2%, 16.2%, and 17.4%, respectively. The CET1 ratio is a new required regulatory capital ratio that began for the quarter ended March 31, 2015. At December 31, 2015, the Bank met the requirements to be deemed "well-capitalized" under applicable regulatory guidelines.

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, CET1, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 15.8%, 17.7%, 17.7%, and 18.8%, respectively, as of December 31, 2015. As of June 30, 2015, these ratios were 16.6%, 19.0%, 19.0% and 20.1%, respectively.

The Bank's actual capital amounts and ratios at December 31, 2015 are presented in the following table:

Anchor Bank					Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
			Minimum Capital Requirement
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015
Total capital (to risk-weighted assets)	$58,100	17.2%	$27,068	8.0%	$33,836	10.0%
Tier I capital (to risk-weighted assets)	$54,221	16.0%	$20,301	6.0%	$27,068	8.0%
Common equity tier 1 capital (to risk-weighted assets)	$54,221	16.0%	$15,226	4.5%	$21,993	6.5%
Tier I leverage capital (to average assets)	$54,221	14.3%	$15,144	4.0%	$18,930	5.0%

The actual regulatory capital amounts and ratios calculated for Anchor Bancorp as of December 31, 2015, were as follows:

Anchor Bancorp	Actual
	Amount	Ratio
	(Dollars in thousands)
December 31, 2015
Total capital (to risk-weighted assets)	$63,830	18.8%
Tier I capital (to risk-weighted assets)	$59,951	17.7%
Common equity tier 1 capital (to risk-weighted assets)	$59,951	17.7%
Tier I leverage capital (to average assets)	$59,951	15.8%

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

In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:

•	increased our originations of shorter term loans and particularly, home equity loans (limited recent originations) and commercial business loans;

•	structured certain borrowings with maturities that match fund our loan portfolios; and

•	sold our fixed rate single family loans to generate noninterest income as well as managing interest rate risk.

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

We generally have found that a number of our deposit accounts are less rate sensitive than others. Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at December 31, 2015 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets
Basis Point Change in Rates						Market Value of Assets (4)
	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)
	(Dollars in thousands)
300	$60,256	$(627)	(1.03)%	16.50%	0.79%	$365,211
200	61,115	232	0.38	16.39	0.68	372,943
100	61,367	484	0.79	16.13	0.42	380,393
Base	60,883	—	—	15.71	—	387,450
(100)	64,520	3,637	5.97	16.34	0.63	394,784
___________

(1)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(2)	Calculated as the net portfolio value divided by the market value of assets (“net portfolio value ratio”).
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

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at December 31, 2015, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
	(Dollars in thousands)
300	$16,640	$1,319	8.6%
200	16,231	910	5.9
100	15,777	456	3.0
Base	15,321	—	—
(100)	14,501	(820)	(5.4)

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) The following table summarizes Anchor Bancorp's common stock repurchases during the quarter ended December 31, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Repurchased

Period

October 1 - October 31, 2015	10,000	$22.00	10,000	77,500
November 1 - November 30, 2015	—	—	—	77,500
December 1 - December 31, 2015	—	—	—	77,500
	10,000	$22.00	10,000

In July 2015, the Board of Directors of Anchor Bancorp approved the repurchase of up to 127,500 shares of the Company's common stock, or five percent of the Company's outstanding shares. The stock repurchase plan became effective August 28, 2015.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
10.1	Form of Anchor Bank Employee Severance Compensation Plan (1)
10.2	Anchor Mutual Savings Bank Phantom Stock Plan (1)
10.3	Form of 401(k) Retirement Plan (1)
10.4	Form of Employment Agreement between Anchor Bank and Jerald L. Shaw and Terri L. Degner (3)
10.5	Form of Severance Agreement and Release (4)
10.6	Agreement in Connection with Anchor Annual Meeting between Anchor Bancorp and Joel S. Lawson IV dated October 21, 2015 (5)
10.7	Standstill Agreement and Non-Disclosure Agreement by and among Anchor Bancorp, Joel S. Lawson IV and Varonica S. Ragan dated December 8, 2015 (6)
10.8	Form of restricted stock award agreement (7)
10.9	Forms of incentive and non-qualified stock option award agreements (7)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-154734)

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2015.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed May 22, 2014.

(4)	Filed as an exhibit to the Company's Current Report on Form 8-K filed January 22, 2015.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed October 23, 2015.

(6)	Filed as an exhibit to the Company's Current Report on Form 8-K dated December 10, 2015.

(7)	Filed as an exhibit to the Company's Registration Statement on Form S-8 dated December 8, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP

Date: February 8, 2016	/s/Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2016	/s/Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements