Form 10-Q
period 2016-03-31
Anchor Bancorp
filed 2016-05-02
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 2, 2016, there were 2,454,486 shares of common stock, $0.01 par value per share, outstanding.

ANCHOR BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiary, unless the context indicates otherwise.  When we refer to “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, the wholly owned subsidiary of Anchor Bancorp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands, except share data) (Unaudited)	March 31, 2016	June 30, 2015
ASSETS
Cash and cash equivalents	$17,641	$14,450
Securities available-for-sale, at fair value, amortized cost of $24,862 and $29,696	24,899	29,565
Securities held-to-maturity, at amortized cost, fair value of $6,644 and $7,692	6,523	7,617
Loans held for sale	885	505
Loans receivable, net of allowance for loan losses of $3,974 and $3,721	326,562	283,444
Bank owned life insurance investment, net of surrender charges	19,389	19,001
Accrued interest receivable	1,080	1,069
Real estate owned, net ("REO")	468	797
Federal Home Loan Bank ("FHLB") stock, at cost	2,299	853
Property, premises, and equipment, at cost, less accumulated depreciation of $11,422 and $13,482	10,058	10,370
Deferred tax asset, net	8,889	8,867
Prepaid expenses and other assets	1,309	2,692
Total assets	$420,002	$379,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$51,970	$44,719
Interest-bearing	251,186	255,093
Total deposits	303,156	299,812

FHLB advances	45,500	10,000
Advance payments by borrowers for taxes and insurance	1,029	1,002
Supplemental Executive Retirement Plan liability	1,180	1,814
Accounts payable and other liabilities	5,036	2,879
Total liabilities	355,901	315,507
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, authorized 45,000,000 shares; 2,593,303 issued and 2,458,486 outstanding at March 31, 2016 and 2,550,000 issued and 2,480,865 outstanding at June 30, 2015, respectively	26	25
Additional paid-in capital	23,460	23,404
Retained earnings	41,899	41,741
Unearned Employee Stock Ownership Plan ("ESOP") shares	(684)	(736)
Accumulated other comprehensive loss, net of tax	(600)	(711)
Total stockholders’ equity	64,101	63,723
Total liabilities and stockholders’ equity	$420,002	$379,230

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except share data) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2016	2015	2016	2015
Interest income:
Loans receivable, including fees	$4,231	$3,914	$12,273	$12,019
Securities	15	13	52	42
Mortgage-backed securities	174	202	520	628
Total interest income	4,420	4,129	12,845	12,689
Interest expense:
Deposits	627	666	1,969	2,053
FHLB advances	66	25	128	317
Total interest expense	693	691	2,097	2,370
Net interest income before provision for loan losses	3,727	3,438	10,748	10,319
Provision for loan losses	75	—	165	—
Net interest income after provision for loan losses	3,652	3,438	10,583	10,319
Noninterest income:
Deposit service fees	315	315	1,018	1,045
Other deposit fees	172	188	530	552
Gain on sale of investments	—	—	—	47
Other loan fees	189	138	517	426
(Loss) gain on sale of loans	(1)	(10)	127	(20)
Bank owned life insurance investment	124	134	413	407
Other income	149	74	550	391
Total noninterest income	948	839	3,155	2,848
Noninterest expense:
Compensation and benefits	2,483	2,009	7,318	5,977
General and administrative expenses	735	662	2,463	2,031
Real estate owned impairment	9	20	51	150
Real estate owned holding costs	20	31	43	247
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	66	65	198	311
Information technology	435	434	1,292	1,302
Occupancy and equipment	455	486	1,394	1,431
Deposit services	99	89	334	471
Marketing	234	146	490	456
Loss on sale of property, premises and equipment	2	63	6	62
Gain on sale of real estate owned	(61)	(161)	(57)	(269)
Total noninterest expense	4,477	3,844	13,532	12,169
Income before provision for income taxes	123	433	206	998
Provision (benefit) for income taxes	22	128	46	(8,205)
Net income	$101	$305	$160	$9,203
Basic earnings per share	$0.04	$0.12	$0.07	$3.72
Diluted earnings per share	$0.04	$0.12	$0.07	$3.72
Weighted average number of basic shares outstanding	2,456,784	2,478,283	2,455,274	2,476,562
Weighted average number of diluted shares outstanding	2,468,471	2,478,283	2,457,169	2,476,562
See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2016	2015	2016	2015
NET INCOME	$101	$305	$160	$9,203
OTHER COMPREHENSIVE INCOME, net of income tax
Unrealized holding gain on available-for-sale securities during the period, net of income tax expense of $92, $64, $57 and $64 respectively,	270	124	168	202
Adjustment for realized gains included in net income	—	—	—	(47)
Other comprehensive income, net of income tax	270	124	168	155
COMPREHENSIVE INCOME	$371	$429	$328	$9,358

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Nine Months Ended March 31,

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$160	$9,203
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	479	502
Net amortization of premiums on securities	316	467
Provision for loan losses	165	—
ESOP expense	121	135
Real estate owned impairment	51	150
Deferred federal income taxes	46	(8,205)
Stock compensation expense	1,296	—
Increase in cash surrender value of life insurance investment	(388)	(407)
(Gain) loss on sale of loans	(127)	20
Gain on sale of investments	—	(47)
Originations of loans held for sale	(6,453)	(20)
Proceeds from sale of loans held for sale	6,142	—
Loss on sale of property, premises, and equipment	6	62
Gain on sale of real estate owned	(57)	(269)
Change in operating assets and liabilities:
Accrued interest receivable	(11)	191
Prepaid expenses and other assets	1,383	290
Deferred income tax asset	(68)	—
Supplemental Executive Retirement Plan	(634)	(11)
Accounts payable and other liabilities	2,157	(703)
Net cash provided by operating activities	4,584	1,358
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, maturities and calls of available-for-sale securities	250	2,335
Principal repayments on available-for-sale securities	4,312	5,027
Principal repayments on held-to-maturity securities	1,052	859
Loan originations, net of undisbursed loan proceeds and principal repayments	(43,733)	2,087
Proceeds from sale of real estate owned	785	6,569
Capital improvements on real estate owned	—	(28)
Purchase of fixed assets, net	(173)	(463)
Purchase of FHLB stock	(1,446)	—
Net cash provided by investing activities	(38,953)	16,386
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	3,344	(12,809)
Net change in advance payments by borrowers for taxes and insurance	27	692
Proceeds from FHLB advances	54,000	35,100
Repayment of FHLB advances	(18,500)	(42,600)
Repurchase and retirement of common stock	(1,095)	—
Stock award net settlement	(216)	—
Net cash used in financing activities	$37,560	$(19,617)

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands, except share data) (Unaudited)	Nine Months Ended March 31,

	2016	2015
NET CHANGE IN CASH AND CASH EQUIVALENTS	$3,191	$(1,873)
Beginning of period	14,450	14,758
End of period	$17,641	$12,885
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities:
Net loans transferred to real estate owned	$450	$2,031
Unrealized holding gain on available-for-sale securities	$168	$202
Cash paid during the period for interest	$2,086	$2,412

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2015 (“2015 Form 10-K”). The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2016. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported consolidated net income or equity. The Company has evaluated events and transactions subsequent to March 31, 2016 for potential recognition or disclosure.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, deferring the effective date of the new revenue standard by one year. The standard also allows entities to choose to adopt the standard as of the original effective date. The FASB decided, based on its outreach to various stakeholders and the forthcoming amendments to the new revenue standard, that a deferral is necessary to provide adequate time to effectively implement the new revenue standard. The adoption of ASU No. 2015-14 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The ASU provides guidance not previously included in ASU 2015-03 regarding debt issuance related to line-of-credit arrangements. The amendment allows an entity to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless if there are any outstanding borrowings on the line-of-credit arrangement. The amendment is effective for fiscal years beginning after December 15, 2015. The adoption of ASU No. 2015-15 did not have a material impact on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). The ASU simplifies the accounting for measurement period adjustments. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period when the adjustment amounts are determined. The acquirer is required to record in the same period's financial statements the effect on earnings from changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer must present separately on the income statement, or disclose in the notes, the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the provisional amount had been recognized at the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of ASU No. 2015-16 did not have a material impact on the Company's consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date; a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the provisions of ASU No. 2016-02 to determine any material impact the new standard will have on the Company's consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2016, FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this ASU require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the provisions of ASU No. 2016-08 to determine any material impact there may be on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The ASU is effective for annual and interim periods beginning after December 15, 2016. The adoption of ASU 2016-09 is being reviewed for any material impact there may be on the Company's consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Earnings Per Share ("EPS")

Basic earnings per common share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period, without considering any dilutive items. Unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. Therefore, under the two-class method, the difference in EPS is not significant since the Company did not pay dividends for these participating securities. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2016	2015	2016	2015
	(Dollars in thousands, except share data)
Net income	$101	$305	$160	$9,203
Less: Earnings allocated to participating securities	—	—	—	—
Earnings allocated to common shareholders	$101	$305	$160	$9,203

Basic weighted-average common shares outstanding	2,456,784	2,478,283	2,455,274	2,476,562
Potentially dilutive incremental shares	11,687	—	1,895	—
Diluted weighted-average common shares outstanding	2,468,471	2,478,283	2,457,169	2,476,562

Basic earnings per share	$0.04	$0.12	$0.07	$3.72
Diluted earnings per share	$0.04	$0.12	$0.07	$3.72

Shares owned by the Company's ESOP that have not been allocated are not considered be outstanding for the purpose of computing basic and diluted EPS. As of March 31, 2016 and June 30, 2015 there were 63,974 and 69,135 shares, respectively, which had not been allocated under the Company's ESOP.

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and nine months ended March 31, 2016, 70,844 shares were not included in the computation of diluted earnings per share because the incremental shares under the treasury stock method of calculation resulted in them being anti-dilutive.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Investments

The amortized cost and estimated fair market values of investment securities as of March 31, 2016 and June 30, 2015, were as follows:

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$177	$—	$—	$177
Mortgage-backed securities:
FHLMC (1)	9,948	149	(60)	10,037
FNMA (2)	13,953	55	(98)	13,910
GNMA (3)	784	—	(9)	775
	$24,862	$204	$(167)	$24,899
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$2,932	$75	$(30)	$2,977
FNMA	1,593	107	(8)	1,692
GNMA	1,998	4	(27)	1,975
	$6,523	$186	$(65)	$6,644
(1) Federal Home Loan Mortgage Corporation ("Freddie Mac")
(2) Federal National Mortgage Association ("Fannie Mae")
(3) Government National Mortgage Association ("Ginnie Mae")

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$434	$1	$—	$435
Mortgage-backed securities:
FHLMC (1)	11,780	134	(123)	11,791
FNMA (2)	16,534	70	(196)	16,408
GNMA (3)	948	—	(17)	931
	$29,696	$205	$(336)	$29,565
Securities held-to-maturity
Municipal bonds	$119	$—	$—	$119
Mortgage-backed securities:
FHLMC	3,367	95	(56)	3,406
FNMA	1,858	124	(22)	1,960
GNMA	2,273	—	(66)	2,207
	$7,617	$219	$(144)	$7,692
(1) Federal Home Loan Mortgage Corporation ("Freddie Mac")
(2) Federal National Mortgage Association ("Fannie Mae")
(3) Government National Mortgage Association ("Ginnie Mae")

There were 29 and 30 securities in an unrealized loss position at March 31, 2016 and June 30, 2015, respectively. The unrealized losses on investments in mortgage-backed securities relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities' purchase dates, and such unrecognized losses or gains

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

will continue to vary with general interest rate level fluctuations in the future.  We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities prior to their maturity. We do expect to recover the entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of March 31, 2016 and June 30, 2015, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$770	$(1)	$4,230	$(59)	$5,000	$(60)
FNMA	1,436	(4)	7,342	(94)	8,778	(98)
GNMA	—	—	775	(9)	775	(9)
	$2,206	$(5)	$12,347	$(162)	$14,553	$(167)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$2,061	$(30)	$2,061	$(30)
FNMA	—	—	706	(8)	706	(8)
GNMA	—	—	992	(27)	992	(27)
	$—	$—	$3,759	$(65)	$3,759	$(65)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$747	$(1)	$5,404	$(122)	$6,151	$(123)
FNMA	3,105	(45)	6,898	(151)	10,003	(196)
GNMA	—	—	931	(17)	931	(17)
	$3,852	$(46)	$13,233	$(290)	$17,085	$(336)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$2,299	$(56)	$2,299	$(56)
FNMA	—	—	772	(22)	772	(22)
GNMA	—	—	2,207	(66)	2,207	(66)
	$—	$—	$5,278	$(144)	$5,278	$(144)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual maturities of securities at March 31, 2016 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

March 31, 2016	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds:
Due after ten years	$177	$177
Mortgage-backed securities:
FHLMC	9,948	10,037
FNMA	13,953	13,910
GNMA	784	775
	$24,862	$24,899

Securities held-to-maturity
Municipal bonds:	$—	$—
Mortgage-backed securities:
FHLMC	2,932	2,977
FNMA	1,593	1,692
GNMA	1,998	1,975
	$6,523	$6,644

Sales of securities available-for-sale for the dates indicated are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(In thousands)
Proceeds from sales	$—	$—	$—	$2,335
Proceeds from maturities and calls	—	—	250	—
Gross realized gains	—	—	—	65
Gross realized losses	—	—	—	(18)

Pledged securities at the dates indicated are summarized as follows:

	March 31, 2016		June 30, 2015
Pledged to secure:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Public deposits	$11,817	$11,935	$12,184	$12,189
FHLB borrowings	1,403	1,465	1,727	1,788
Federal Reserve borrowing line	979	983	1,001	990

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Loans Receivable, net

Loans receivable consisted of the following at the dates indicated:

	March 31, 2016	June 30, 2015
	(In thousands)
Real estate:
One-to-four family	$62,716	$57,944
Multi-family	57,169	43,249
Commercial	139,462	128,306
Construction	14,870	11,731
Land	6,086	4,069
Total real estate	280,303	245,299
Consumer:
Home equity	16,469	17,604
Credit cards	2,976	3,289
Automobile	538	686
Other consumer	2,109	2,347
Total consumer	22,092	23,926

Commercial business	29,460	18,987
Total loans	331,855	288,212
Less:
Deferred loan fees	1,319	1,047
Allowance for loan losses	3,974	3,721
Loans receivable, net	$326,562	$283,444

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
The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 3/31/16
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,068	$511	$1,252	$106	$51	$429	$462	$—	$3,879
Provision (benefit) for loan losses	9	29	321	(143)	9	(30)	(120)	—	75
Charge-offs	(95)	—	—	—	—	(75)	(34)	—	(204)
Recoveries	11	—	—	181	—	30	2	—	224
Ending balance	$993	$540	$1,573	$144	$60	$354	$310	$—	$3,974

(1)	Consumer loans include home equity, credit cards, automobile, and other consumer loans. The only consumer loans with impairment are home equity loans.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2016:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Nine months ended 3/31/16
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,113	$95	$262	$247	$75	$445	$1,405	$79	$3,721
Provision (benefit) for loan losses	(45)	444	1,311	(374)	(15)	(62)	(1,015)	(79)	165
Charge-offs	(258)	—	—	—	—	(127)	(84)	—	(469)
Recoveries	183	1	—	271	—	98	4	—	557
Ending balance	$993	$540	$1,573	$144	$60	$354	$310	$—	$3,974
(1) Consumer loans include home equity, credit cards, automobile, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 3/31/15
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,288	$64	$344	$421	$94	$533	$1,191	$65	$4,000
Provision (benefit) for loan losses	108	(3)	(21)	(121)	(28)	83	(12)	(6)	—
Charge-offs	(175)	—	—	—	—	(157)	—	—	(332)
Recoveries	38	—	—	93	—	18	1	—	150
Ending balance	$1,259	$61	$323	$393	$66	$477	$1,180	$59	$3,818
(1) Consumer loans include home equity, credit cards, automobile, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2015:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Nine months ended 3/31/15
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,550	$229	$682	$190	$74	$587	$1,231	$81	$4,624
Provision (benefit) for loan losses	35	(8)	(19)	(9)	(8)	90	(59)	(22)	—
Charge-offs	(390)	(160)	(340)	—	—	(299)	(86)	—	(1,275)
Recoveries	64	—	—	212	—	99	94	—	469
Ending balance	$1,259	$61	$323	$393	$66	$477	$1,180	$59	$3,818
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

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2016:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$1,894	$2,243	$—
Land	177	190	—
Home equity	61	63	—
Commercial business	64	126	—
With an allowance recorded
One-to-four family	$7,548	$7,617	$395
Commercial real estate	543	547	225
Land	319	319	1
Home equity	377	377	115
Other consumer	29	33	7
Commercial business	126	139	25
Total
One-to-four family	$9,442	$9,860	$395
Commercial real estate	543	547	225
Land	496	509	1
Home equity	438	440	115
Other consumer	29	33	7
Commercial business	190	265	25
Total	$11,138	$11,654	$768

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and nine months ended March 31, 2016:

	Three Months Ended March 31, 2016		Nine Months Ended March 31, 2016

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded
One-to-four family	$2,014	$13	$1,900	$39
Land	184	3	211	8
Home equity	71	1	64	2
Other consumer	—	—	16	—
Commercial business	103	2	95	7
With an allowance recorded
One-to-four family	$7,689	$77	$7,667	$230
Commercial real estate	274	5	274	15
Land	320	7	364	17
Home equity	377	5	295	14
Other consumer	31	—	17	—
Commercial business	418	—	504	1
Total
One-to-four family	$9,703	$90	$9,567	$269
Commercial real estate	274	5	274	15
Land	504	10	575	25
Home equity	448	5	359	16
Other consumer	31	—	33	—
Commercial business	521	3	599	8
Total	$11,481	$113	$11,407	$333

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2016:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$993	$540	$1,573	$144	$60	$354	$310	$—	$3,974
Ending balance: individually evaluated for impairment	395	—	225	—	1	122	25	—	768
Ending balance: collectively evaluated for impairment	$598	$540	$1,348	$144	$59	$232	$285	$—	$3,206

Loans receivable:
Ending balance	$62,716	$57,169	$139,462	$14,870	$6,086	$22,092	$29,460	$—	$331,855
Ending balance: individually evaluated for impairment	9,442	—	543	—	496	467	190	—	11,138
Ending balance: collectively evaluated for impairment	$53,274	$57,169	$138,919	$14,870	$5,590	$21,625	$29,270	$—	$320,717

(1)	Consumer loans include home equity, credit cards, auto and other consumer loans.

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

The following table presents the recorded investment in nonaccrual and loans past due 90 days still accruing interest by type of loans as of the dates indicated:

	March 31, 2016	June 30, 2015
	(In thousands)
One-to-four family	$1,903	$1,263
Commercial	543	—
Home equity	16	—
Credit cards	15	6
Other consumer	29	31
Commercial business	99	711
Total	$2,605	$2,011

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class, as of March 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$1,161	$199	$1,903	$3,263	$59,453	$62,716
Multi-family	—	—	—	—	57,169	57,169
Commercial real estate	—	—	543	543	138,919	139,462
Construction	—	—	—	—	14,870	14,870
Land	37	—	—	37	6,049	6,086
Home equity	8	73	16	97	16,372	16,469
Credit cards	34	28	15	77	2,899	2,976
Automobile	—	—	—	—	538	538
Other consumer	23	1	29	53	2,056	2,109
Commercial business	1	—	99	100	29,360	29,460
Total	$1,264	$301	$2,605	$4,170	$327,685	$331,855

(1) Includes loans on nonaccrual status.

The following table presents past due loans, net of partial loan charge-offs, by class as of June 30, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$616	$552	$1,263	$2,431	$55,513	$57,944
Multi-family	—	—	—	—	43,249	43,249
Commercial real estate	—	—	—	—	128,306	128,306
Construction	—	—	—	—	11,731	11,731
Land	—	—	—	—	4,069	4,069
Home equity	15	16	—	31	17,573	17,604
Credit cards	8	26	6	40	3,249	3,289
Automobile	9	—	—	9	677	686
Other consumer	16	—	31	47	2,300	2,347
Commercial business	64	273	711	1,048	17,939	18,987
Total	$728	$867	$2,011	$3,606	$284,606	$288,212
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

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table presents the internally assigned grade as of March 31, 2016, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$53,979	$56,424	$137,367	$14,870	$5,590	$15,151	$2,899	$481	$1,984	$27,729	$316,474
Watch	4,967	745	900	—	319	855	62	57	95	1,028	9,028
Special Mention	1,503	—	652	—	177	287	—	—	1	540	3,160
Substandard	2,267	—	543	—	—	176	15	—	29	163	3,193
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$62,716	$57,169	$139,462	$14,870	$6,086	$16,469	$2,976	$538	$2,109	$29,460	$331,855

The following table presents the internally assigned grade as of June 30, 2015, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$49,119	$42,884	$125,586	$11,731	$3,430	$16,585	$3,249	$615	$2,214	$16,981	$272,394
Watch	2,151	—	2,044	—	—	697	34	71	102	915	6,014
Special Mention	4,755	—	676	—	231	301	—	—	—	159	6,122
Substandard	1,919	365	—	—	408	21	6	—	31	932	3,682
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$57,944	$43,249	$128,306	$11,731	$4,069	$17,604	$3,289	$686	$2,347	$18,987	$288,212

Troubled Debt Restructures. A troubled debt restructure ("TDR") is a loan where the Company, for economic or legal reasons related to the borrower's financial condition, has granted a concession to the borrower that it would otherwise not consider so that the borrower can continue to make payments while minimizing the Company's potential loss. The modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank's best interest. At March 31, 2016, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents TDRs by accrual versus nonaccrual status and by loan class as of March 31, 2016:

	March 31, 2016
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$7,540	$640	$8,180
Land	495	—	495
Home equity	264	—	264
Commercial business	92	—	92
Total	$8,391	$640	$9,031

The following table presents TDRs by accrual versus nonaccrual status and by loan class as of June 30, 2015:

	June 30, 2015
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$8,010	$681	$8,691
Land	639	—	639
Home equity	276	—	276
Commercial business	221	—	221
Total	$9,146	$681	$9,827

The following tables present TDRs and their recorded investment prior to the modification and after the modification for TDR transactions that originated during the three and nine months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016			Nine Months Ended March 31, 2016
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
	(Dollars in thousands)
One-to-four family	—	$—	$—	1	$273	$243
Total	—	$—	$—	1	$273	$243

	Three Months Ended March 31, 2015			Nine Months Ended March 31, 2015
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
	(Dollars in thousands)
One-to-four family	—	$—	$—	1	$197	$195
Total	—	$—	$—	1	$197	$195

For both the three and nine months ended March 31, 2016 and 2015, there were no TDRs for which there was a payment default within 12 months of their restructure.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Real Estate Owned, net

The following table is a summary of REO activity for the three and nine months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2016	2015	2016	2015
	(In thousands)
Balance at the beginning of the period	$662	$600	$797	$5,067
Net loans transferred to real estate owned	58	207	450	2,031
Capitalized improvements	—	—	—	28
Sales	(243)	(111)	(728)	(6,300)
Impairments	(9)	(20)	(51)	(150)
Balance at the end of the period	$468	$676	$468	$676

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

Compensation expense related to the ESOP for the three months ended March 31, 2016 and 2015 was $41,000 and $37,000, respectively. For the nine months ended March 31, 2016 and 2015 compensation expense related to the ESOP was $121,000 and $135,000, respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	March 31, 2016	June 30, 2015
	(Dollars in thousands)
Allocated shares	38,026	32,865
Unallocated shares	63,974	69,135
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,553	$1,555

Note 9 - Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly. The following definitions describe the levels of inputs that may be used to measure fair value:

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

There were no transfers between Level 1, Level 2, or Level 3 during the nine months ended March 31, 2016. The following tables show the Company's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$177	$—	$177
Mortgage-backed securities:
FHLMC	—	10,037	—	10,037
FNMA	—	13,910	—	13,910
GNMA	—	775	—	775

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$435	$—	$435
Mortgage-backed securities:
FHLMC	—	11,791	—	11,791
FNMA	—	16,408	—	16,408
GNMA	—	931	—	931

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balances of assets measured at fair value on a nonrecurring basis at March 31, 2016:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$8,195	$8,195
Commercial	—	—	543	543
Construction	—	—	29	29
Land	—	—	319	319
Home equity	—	—	377	377
Commercial business	—	—	126	126
Total impaired loans	—	—	9,589	9,589

Real estate owned:
One-to-four family	$—	$—	$144	$144
Land	—	—	19	19
Total real estate owned	—	—	163	163

Total	$—	$—	$9,752	$9,752

The following table presents the balances of assets measured at fair value on a nonrecurring basis at June 30, 2015:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$4,172	$4,172
Commercial	—	—	408	408
Land	—	—	212	212
Commercial business	—	—	868	868
Total impaired loans	—	—	5,660	5,660

Real estate owned:
One-to-four family	$—	$—	$188	$188
Land	—	—	418	418
Total real estate owned	—	—	606	606

Total	$—	$—	$6,266	$6,266

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair values of impaired loans and real estate owned properties are generally based on third party appraisal of the properties, resulting in Level 3 classification.
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2016 and June 30, 2015:

	March 31, 2016
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans	$9,589	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (4%)
Real estate owned	$163	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (9%)

	June 30, 2015
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans	$5,660	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (4%)
Real estate owned	$606	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (1%)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of March 31, 2016 and June 30, 2015:

	March 31, 2016
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$17,641	$17,641	$17,641	$—	$—
Securities available-for-sale	24,899	24,899	—	24,899	—
Securities held-to-maturity	6,523	6,644	—	6,644	—
FHLB stock	2,299	2,299	—	2,299	—
Loans held for sale	885	885	—	—	—
Loans receivable	330,536	327,922	—	—	327,922
Bank owned life insurance investment, net of surrender charges	19,389	19,389	—	19,389	—
Accrued interest receivable	1,080	1,080	—	1,080	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$183,334	$183,334	$183,334	$—	$—
Certificates of deposit	119,822	119,464	—	119,464	—
FHLB advances	45,500	45,493	—	45,493	—
Advance payments by borrowers for taxes and insurance	1,029	1,029	1,029	—	—

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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash and cash equivalents, accrued interest receivable and advance payments by borrowers for taxes and insurance -The carrying amount is a reasonable estimate of fair value.
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

As of March 31, 2016, awards for restricted stock totaling 106,228 were outstanding and no stock options were granted. Awarded shares of restricted stock typically vest over various periods as long as the director, advisory director, directors emeriti, officer or employee remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

For both the three and nine months ended March 31, 2016 total compensation expense for the Plan was $496,000 and $1.3 million, respectively, and the related income tax benefit was $149,000 and $390,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock awards for the three and nine months ended March 31, 2016:

	For the Three Months Ended March 31, 2016

		Weighted-Average Grant Date Fair Value
	Shares
Non-vested at January 1, 2016	83,444	$25.75
Granted	1,450	22.70
Vested	9,450	25.75
Forfeited	4,600	25.75
Non-vested at March 31, 2016	70,844	25.69

	For the Nine Months Ended March 31, 2016

		Weighted-Average Grant Date Fair Value
	Shares
Non-vested at July 1, 2015	—	$—
Granted	106,228	25.75
Vested	30,784	25.71
Forfeited	4,600	25.75
Non-vested at March 31, 2016	70,844	25.69

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2016, there was $1.3 million of total unrecognized compensation costs related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately two years.

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

As of March 31, 2016, the Condensed Consolidated Statement of Financial Condition included a net deferred tax asset of $8.9 million. The Company's primary deferred tax assets relate to the allowance for loan losses. The Company has prepared federal tax returns through December 31, 2015, at which time the net operating loss carryforward was $14.6 million which will begin to expire in 2031.

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. Each quarter, we consider positive evidence, which may include taxes paid in carryback years, reversing timing differences, available tax planning strategies, and projected taxable income and weigh it against negative evidence, which may include cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings, among other items. At March 31, 2016, management determined that no valuation allowance on the deferred tax asset was required. This determination was based on sufficient positive evidence associated with our return to profitability, demonstrated through cumulative earnings over the recent three year period, strong quarterly income, and our projections for future taxable income.

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

Comparison of Financial Condition at March 31, 2016 and June 30, 2015

General. Total assets increased by $40.8 million, or 10.8%, to $420.0 million at March 31, 2016 from $379.2 million at June 30, 2015. The increase in assets during this period was primarily a result of a $43.1 million, or 15.2% increase in loans receivable, net, to $326.6 million at March 31, 2016 from $283.4 million at June 30, 2015. Partially offsetting this increase was a $4.7 million, or 15.8%, decline in securities available-for-sale comprised almost entirely of mortgage-backed securities, and a $1.4 million, or 51.4%, decline in prepaid expenses and other assets at March 31, 2016 as compared to June 30, 2015. Total liabilities increased $40.4 million, or 12.8%, to $355.9 million at March 31, 2016 compared to $315.5 million at June 30, 2015, primarily due to a $35.5 million increase in Federal Home Loan Bank advances. Total deposits increased $3.3 million, or 1.1%, to $303.2 million at March 31, 2016 compared to June 30, 2015 primarily as a result of a $7.3 million, or 16.2% increase in noninterest bearing deposits to $52.0 million at March 31, 2016 from June 30, 2015, partially offset by a $6.5 million, or 5.2%, decrease in certificates of deposit to $119.8 million at March 31, 2016 from $126.3 million at June 30, 2016.

Assets. The following table details the increases and decreases in the composition of the Company's assets from June 30, 2015 to March 31, 2016:

	Balance at March 31, 2016	Balance at June 30, 2015	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$17,641	$14,450	$3,191	22.1%
Mortgage-backed securities, available-for-sale	24,722	29,130	(4,408)	(15.1)
Mortgage-backed securities, held-to-maturity	6,523	7,498	(975)	(13.0)
Loans receivable, net of allowance for loan losses	326,562	283,444	43,118	15.2
Real estate owned, net	468	797	(329)	(41.3)

Mortgage-backed securities available-for-sale decreased $4.4 million, or 15.1%, to $24.7 million at March 31, 2016 from $29.1 million at June 30, 2015. Mortgage-backed securities held-to-maturity decreased $975,000, or 13.0%, to $6.5 million at March 31, 2016 from $7.5 million at June 30, 2015. The decreases in these portfolios were primarily the result of contractual principal repayments.

Loans receivable, net, increased $43.1 million or 15.2% to $326.6 million at March 31, 2016 from $283.4 million at June 30, 2015 as a result of new loan production exceeding principal reductions. Multi-family loans increased $13.9 million or 32.2% to $57.1 million at March 31, 2016 from $43.2 million at June 30, 2015, primarily due to the purchase of $22.8 million in multi-family loans, partially offset by the reclassification of $14.4 million of multi-family loans to the one-to-four family loan portfolio. The loan purchase consisted of 12 multi-family projects in King and Pierce Counties. All properties met our underwriting standards and each property was independently visited and re-underwritten. Commercial real estate loans increased $11.2 million or 8.7% to $139.5 million from $128.3 million. Commercial business loans increased $10.5 million or 55.2% to $29.5 million from $19.0 million at June 30, 2015. The increase in commercial business was primarily due to a $8.5 million loan participation with a Washington Regional Bank. This participation is a short-term, one-year or less, secured operating line of credit. One-to-four family loans increased $4.8 million or 8.2% to $62.7 million from $57.9 million at June 30, 2015, due primarily to the reclassification discussed above. Construction loans increased $3.1 million or 26.8% to $14.8 million at March 31, 2016 from $11.7 million at June 30, 2015. Land loans increased $2.0 million or 49.6% to $6.0 million from $4.0 million at June 30, 2015. Consumer loans decreased $1.8 million or 7.7% to $22.1 million at March 31, 2016 from $23.9 million at June 30, 2015.

Total delinquent loans (past due 30 days or more), increased $600,000 to $4.2 million at March 31, 2016 from $3.6 million at June 30, 2015 primarily due to one commercial real estate loan of $543,000 that became nonperforming during the quarter ended March 31, 2016. Nonperforming loans, those loans which were accruing loans 90 days or more past due or on nonaccrual status, totaled $2.6 million at March 31, 2016 as compared to $2.0 million at June 30, 2015. Total classified loans decreased

$489,000, or 13.3%, to $3.2 million at March 31, 2016 from $3.7 million at June 30, 2015. As of March 31, 2016, the Company had six real estate owned ("REO") properties with an aggregate book value of $468,000 compared to eight properties with an aggregate book value of $797,000 at June 30, 2015, and 10 properties with an aggregate book value of $676,000 at March 31, 2015.  The decrease in the aggregate book value of REO properties during the quarter ended March 31, 2016 from the prior quarter was primarily attributable to sales of two one-to-four family homes for a total of $334,000 resulting in a gain on sale of $61,000 and transferred into REO one one-to-four family home at $45,000 and one lot at $13,000. During the nine months ended March 31, 2016, we transferred five properties into REO totaling $450,000 and sold seven properties for $728,000, generating a net gain on sale of $57,000. At March 31, 2016, the largest REO property was a one-to-four family home in Grays Harbor County, Washington with a carrying value of $157,000.

Liabilities. Total liabilities increased $40.4 million between June 30, 2015 and March 31, 2016, primarily as a result of a $35.5 million increase in FHLB advances. In addition, deposits increased $3.3 million, or 1.1%, to $303.2 million at March 31, 2016 from $299.8 million at June 30, 2015. Our core deposits, which consist of all deposits other than certificates of deposit, increased by $9.8 million, or 5.6%, to $183.3 million at March 31, 2016 from $173.5 million at June 30, 2015. Certificates of deposit decreased $6.5 million, or 5.2%, to $119.8 million at March 31, 2016 from $126.3 million at June 30, 2015. The decrease in certificates of deposit was offset by a $7.3 million, or 16.2%, increase in noninterest-bearing demand deposits to $52.0 million at March 31, 2016 from $44.7 million at June 30, 2015.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at March 31, 2016	Balance at June 30, 2015	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$51,970	$44,719	$7,251	16.2%
Interest-bearing demand deposits	26,138	22,448	3,690	16.4
Money market accounts	59,759	63,916	(4,157)	(6.5)
Savings deposits	45,467	42,399	3,068	7.2
Certificates of deposit	119,822	126,330	(6,508)	(5.2)
Total deposit accounts	$303,156	$299,812	$3,344	1.1%

Stockholders' Equity. Total stockholders' equity increased $378,000 or 0.59% to $64.1 million at March 31, 2016 from $63.7 million at June 30, 2015. The increase was primarily a result of $1.1 million of stock-based compensation under the Anchor Bancorp 2015 Equity Incentive Plan approved by shareholders on October 21, 2015 (the "Plan") and net income of $160,000. This increase was partially offset by the $1.1 million used to repurchase 50,000 shares of our common stock during the nine month period ended March 31, 2016 under our 2015 share repurchase plan, at an average price of $21.89 per share. On March 11, 2016, the Company announced that its board of directors authorized its 2016 share repurchase plan for the repurchase of 77,500 shares of the Company's common stock, none of which had been repurchased as of March 31, 2016. Accumulated other comprehensive loss decreased $111,000 to $600,000 as a result of unrealized valuation changes on investments available-for-sale.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2016 and 2015

General. Net income for the three months ended March 31, 2016 was $101,000 or $0.04 per diluted share compared to net income of $305,000 or $0.12 per diluted share for the three months ended March 31, 2015. For the nine months ended March 31, 2016 the net income was $160,000 or $0.07 per diluted share compared to net income of $9.2 million or $3.72 per diluted share for the nine months ended March 31, 2015, which included an $8.3 million tax benefit related to the reversal of the valuation allowance on deferred tax assets ("DTA").

Net Interest Income. Net interest income before the provision for loan losses increased $289,000, or 8.4%, to $3.7 million for the quarter ended March 31, 2016 compared to the same period last year primarily as a result of the $317,000, or 8.1% increase in loan interest income, including fees, partially offset by an increase of $41,000 or 164.0% to $66,000 from $25,000 for the cost of FHLB advances. For the nine months ended March 31, 2016 net interest income before the provision for loan losses increased $429,000, or 4.2%, to $10.7 million from $10.3 million for the same period in 2015 primarily as a result of the $254,000, or 2.1% increase in loan interest income.

The Company's net interest margin increased three basis points to 4.10% for the quarter ended March 31, 2016 from 4.07% for the comparable period in 2015 despite a three basis point decrease in the average yield on interest-earning assets to 4.86% for the quarter ended March 31, 2016 compared to 4.89% for the same period in 2015. The improvement in our net interest margin compared to the same quarter last year primarily reflects the increase in the average balance of loans receivable, net. The weighted average cost of interest-bearing liabilities decreased eight basis points to 0.96% for the quarter ended March 31, 2016 compared to 1.04% for the same period in the prior year.

The following table sets forth the changes to our net interest income for the three months ended March 31, 2016 compared to the same period in 2015. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(242)	$558	$316
Mortgage-backed securities	12	(40)	(28)
Investment securities, FHLB stock and cash and cash equivalents	8	(5)	3
Total net change in income on interest-earning assets	$(222)	$513	$291
Interest-bearing liabilities:
Savings deposits	$(1)	$2	$1
Interest-bearing demand deposits	—	1	1
Money market accounts	5	(2)	3
Certificates of deposit	(10)	(34)	(44)
FHLB advances	(20)	61	41
Total net change in expense on interest-bearing liabilities	(26)	28	2
Net change in net interest income	$(196)	$485	$289

For the nine months ended March 31, 2016, the Company's net interest margin increased nine basis points to 4.11% compared to 4.02% for the same period in 2015, primarily reflecting the increase in the average balance of loans receivable, net and decline in our average cost of interest-bearing liabilities, in particular, FHLB advances. The average yield on interest-bearing assets decreased four basis points to 4.91% for the nine months ended March 31, 2016 compared to 4.95% for the same period in the prior year. The decrease in the average yield on interest earning assets was primarily the result of the yield on loans receivable, net, decreasing 22 basis points to 5.46% during the nine months ended March 31, 2016 compared to 5.68% for the same period in the prior year. The average cost of interest-bearing liabilities decreased 13 basis points to 1.02% for the nine months ended March 31, 2015 compared to 1.15% for the same period of the prior year as the cost of our interest-bearing liabilities continue to decline, due to the reduction in the average balances of certificates of deposit and a 207 basis point decline in the average rate paid on FHLB advances.

The following table sets forth the changes to our net interest income for the nine months ended March 31, 2016 compared to the same period in 2015:

	Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(493)	$747	$254
Mortgage-backed securities	22	(130)	(108)
Investment securities, FHLB stock and cash and cash equivalents	14	(4)	10
Total net change in income on interest-earning assets	$(457)	$613	156
Interest-bearing liabilities:
Savings deposits	$1	$3	$4
Interest-bearing demand deposits	(1)	2	1
Money market accounts	15	(7)	8
Certificates of deposit	23	(120)	(97)
FHLB advances	(282)	93	(189)
Total net change in expense on interest-bearing liabilities	(244)	(29)	(273)
Net change in net interest income	$(213)	$642	$429

Interest Income. Total interest income for the three months ended March 31, 2016 increased $291,000, or 7.0%, to $4.4 million from $4.1 million for the three months ended March 31, 2015. The increase during the period was primarily attributable to the increase in the average balance on loans receivable, net. Average loans receivable, net, increased $40.3 million during the quarter ended March 31, 2016 compared to the same quarter last year. The average yield on loans receivable, net, decreased 30 basis points to 5.24% during the three months ended March 31, 2016 compared to 5.54% for the same period in the prior year. Average mortgage-backed securities declined $7.8 million during the three months ended March 31, 2016 compared to the same period in the prior year. The average yield on mortgage-backed securities increased 15 basis points to 2.18% for the three months ended March 31, 2016 compared to 2.03% for the same period in the prior year. Average interest-earning assets increased $26.2 million, or 7.7%, to $363.9 million for the three months ended March 31, 2016 compared to $337.7 million for the same period in 2015.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015		Increase/(Decrease) in Interest and Dividend Income from 2015
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$322,634	5.24%	$282,347	5.54%	$316
Mortgage-backed securities	31,928	2.18	39,721	2.03	(28)
Investment securities	178	6.74	560	5.00	(4)
FHLB stock	1,774	1.13	5,906	0.14	3
Cash and cash equivalents	7,441	0.43	9,220	0.17	4
Total interest-earning assets	$363,955	4.86%	$337,754	4.89%	$291

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual, calculated net of deferred loan fees and loans in process.

For the nine months ended March 31, 2016, total interest income increased $156,000, or 1.2%, to $12.8 million from $12.7 million for the nine months ended March 31, 2015. The increase during the period was primarily attributable to the increase in the average balance of loans receivable, net. Average loans receivable, net, increased $17.5 million during the nine months ended March 31, 2016 compared to the same period in the prior year. The average yield on loans receivable, net, decreased 22 basis points to 5.46% for the nine months ended March 31, 2016 compared to 5.68% for the same period in the prior year. Average interest-earning assets increased $6.9 million, or 2.0%, to $348.8 million for the nine months ended March 31, 2016 compared to $341.9 million for the same period in 2015.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the nine months ended March 31, 2016 and 2015:

	Nine Months Ended March 31,
	2016		2015		Increase/(Decrease) in Interest and Dividend Income from 2015
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$299,886	5.46%	$282,338	5.68%	$254
Mortgage-backed securities	33,854	2.05	42,702	1.96	(108)
Investment securities	365	5.11	565	4.96	(7)
FHLB stock	1,178	1.13	5,969	0.11	5
Cash and cash equivalents	13,565	0.28	10,383	0.21	12
Total interest-earning assets	$348,848	4.91%	$341,957	4.95%	$156

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual, calculated net of deferred loan fees and loans in process.

Interest Expense. Interest expense remained virtually unchanged at $693,000 for the three months ended March 31, 2016 as compared to $691,000 for the three months ended March 31, 2015. The average balance of certificates of deposit declined $7.1 million, or 5.6%, to $120.9 million for the quarter ended March 31, 2016 compared to $128.0 million for the same period of the prior year. The average balance of FHLB advances increased $23.4 million, or 242.2%, to $33.0 million during the quarter ended March 31, 2016 compared to $9.6 million for the same quarter last year. The average cost of FHLB advances decreased 24 basis points to 0.80% for the three months ended March 31, 2016 compared to 1.04% for the same period of the prior year. Average interest-bearing liabilities increased $22.2 million, or 8.4%, to $288.2 million for the three months ended March 31, 2016 compared to $266.0 million for the same period in 2015.

The following table details average balances, cost of funds and the change in interest expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015		Increase/(Decrease) in Interest Expense from 2015
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$45,521	0.15%	$41,596	0.15%	$1
Interest-bearing demand deposits	27,247	0.04	20,101	0.04	1
Money market deposits	61,473	0.18	66,627	0.14	3
Certificates of deposit	120,932	1.92	127,987	1.95	(44)
FHLB advances	32,995	0.80	9,642	1.04	41
Total interest-bearing liabilities	$288,168	0.96%	$265,953	1.04%	$2

For the nine months ended March 31, 2016 interest expense decreased $273,000, or 11.5%, to $2.1 million from $2.4 million for the nine months ended March 31, 2015. The decrease during the period was primarily attributable to reductions in the average cost of FHLB advances and in the average balance of certificates of deposit. The average cost of FHLB advances decreased 207 basis points to 0.94% for the nine months ended March 31, 2016 compared to 3.01% for the same period of the prior year. The average balance of FHLB advances increased $4.1 million, or 29.2% to $18.2 million for the nine months ended March 31, 2016 compared to $14.1 million for the same period last year. The average cost of certificates of deposit increased two basis points to 1.97% for the nine months ended March 31, 2016 compared to 1.95% for the same period of the prior year. The average balance of certificates of deposit declined $8.2 million, or 6.2%, to $123.6 million for the nine months ended March 31, 2016 compared to $131.8 million for the same period last year. Average interest-bearing liabilities decreased $1.0 million, or 0.3%, to $274.4 million for the nine months ended March 31, 2016 compared to $275.4 million for the same period in 2015.

The following table details average balances, cost of funds and the change in interest expense for the nine months ended March 31, 2016 and 2015:

	Nine Months Ended March 31,
	2016		2015		Increase/(Decrease) in Interest Expense from 2015
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$43,800	0.15%	$40,761	0.15%	$4
Interest-bearing demand deposits	26,297	0.04	19,899	0.05	1
Money market deposits	62,529	0.17	68,908	0.14	8
Certificates of deposit	123,617	1.97	131,799	1.95	(97)
FHLB advances	18,171	0.94	14,059	3.01	(189)
Total interest-bearing liabilities	$274,414	1.02%	$275,426	1.15%	$(273)

Provision for Loan Losses. In connection with its analysis of the loan portfolio, management determined that a $75,000 provision for loan losses was required for the three months ended March 31, 2016 compared to no provision for the three months ended March 31, 2015, primarily reflecting loan growth. Nonperforming loans remained unchanged at $2.6 million for both March 31, 2016 and 2015. The ratio of nonperforming loans to total loans was 0.8% at March 31, 2016 compared to 0.9% at March 31, 2015. Total classified loans decreased $1.9 million, or 37.3%, to $3.2 million at March 31, 2016 from $5.1 million at March 31, 2015.

Management considers the allowance for loan losses at March 31, 2016 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by our regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses at and for the three months ended March 31, 2016 and 2015:

	At or For the Three Months Ended March 31,

	2016	2015
	(Dollars in thousands)
Provision for loan losses	$75	$—
Net (recoveries) charge-offs	(20)	182
Allowance for loan losses	3,974	3,818
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.2%	1.4%
Nonaccrual and 90 days or more past due and still accruing interest	$2,605	$2,614
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	152.6%	146.1%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.8%	0.9%
Total loans	$331,885	$282,472

The following table details activity and information related to the allowance for loan losses at and for the nine months ended March 31, 2016 and 2015:

	At or For the Nine Months Ended March 31,

	2016	2015
	(Dollars in thousands)
Provision for loan losses	$165	$—
Net (recoveries) charge-offs	(88)	806
Allowance for loan losses	3,974	3,818
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	102%	1.4%
Nonaccrual and 90 days or more past due and still accruing interest	$2,605	$2,614
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	152.6%	146.1%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.8%	0.9%
Total loans	$331,885	$282,472

We continue to restructure our delinquent loans, when appropriate, so our borrowers can continue to make payments while minimizing the Company's potential loss. As of March 31, 2016 and March 31, 2015 there were 38 and 42 loans, respectively, with aggregate net principal balances of $9.0 million and $10.6 million, respectively, that we have identified as TDRs. At March 31, 2016 and March 31, 2015 there were $980,000 and $1.2 million, respectively, of TDRs included in nonperforming loans.

Noninterest Income. Noninterest income increased $109,000, or 13.0%, to $948,000 for the quarter ended March 31, 2016 compared to $839,000 for the same quarter a year ago. The following table provides a detailed analysis of the changes in the components of noninterest income for the three months ended March 31, 2016 compared to the same period in 2015:

	Three Months Ended March 31,		Increase (decrease)

	2016	2015	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$315	$315	$—	—%
Other deposit fees	172	188	(16)	(8.5)
Other loan fees	189	138	51	37.0
Gain (loss) on sale of loans	(1)	(10)	9	90.0
Bank owned life insurance investment	124	134	(10)	(7.5)
Other income	149	74	75	101.4
Total noninterest income	$948	$839	$109	13.0%

The increase in noninterest income for the quarter ended March 31, 2016 was primarily due to other loan fees increasing $51,000 from increased loan production and other income increasing $75,000 primarily due to higher paper statement charges.

The following table provides a detailed analysis of the changes in the components of noninterest income for the nine months ended March 31, 2016 compared to the same period in 2015:

	Nine Months Ended March 31,		Increase (decrease)

	2016	2015	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$1,018	$1,045	$(27)	(2.6)%
Other deposit fees	530	552	(22)	(4.0)
Gain on sale of investments	—	47	(47)	(100.0)
Other loan fees	517	426	91	21.4
Gain (loss) on sale of loans	127	(20)	147	735.0
Bank owned life insurance investment	413	407	6	1.5
Other income	550	391	159	40.7
Total noninterest income	$3,155	$2,848	$307	10.8%

Noninterest income increased $307,000, or 10.8%, to $3.2 million during the nine months ended March 31, 2016 compared to $2.8 million for the same period in 2015 primarily due to other income increasing $159,000, or 40.7% to $550,000 compared to $391,000 for the same period in 2015 primarily due to higher paper statement charges. Also contributing to the increase during the nine months ended March 31, 2016 was gain on sale of loans increasing $147,000 to $127,000 compared to a loss of $20,000 for the same period in 2015. During the nine months ended March 31, 2016 originations of loans held for sale were $6.5 million as compared to $20,000 for the same period last year primarily due to increased production.

Noninterest Expense. For the three months ended March 31, 2016, noninterest expense increased $633,000, or 16.5%, to $4.5 million from $3.8 million for the three months ended March 31, 2015. The following table provides an analysis of the changes in the components of noninterest expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Increase (decrease)

	2016	2015	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$2,483	$2,009	$474	23.6%
General and administrative expenses	735	662	73	11.0
Real estate owned impairment	9	20	(11)	(55.0)
Real estate holding costs	20	31	(11)	(35.5)
FDIC insurance premiums	66	65	1	1.5
Information technology	435	434	1	0.2
Occupancy and equipment	455	486	(31)	(6.4)
Deposit services	99	89	10	11.2
Marketing	234	146	88	60.3
Loss on sale of property, premises and equipment	2	63	(61)	—
Gain on sale of real estate owned	(61)	(161)	100	(62.1)
Total noninterest expense	$4,477	$3,844	$633	16.5%

The increase in noninterest expense was primarily due to a $474,000 increase in compensation benefits primarily due to $496,000 of stock-based compensation awarded under the Plan during the quarter ended March 31, 2016. Gain on sale of REO decreased $100,000, or 62.1% to $61,000 from $161,000 for the same quarter last year. Marketing expenses increased $88,000 to $234,000 for the three months ended March 31, 2016 compared to $146,000 for the same quarter last year primarily due to our new checking account and home equity loan campaigns.

The following table provides an analysis of the changes in the components of noninterest expense for the nine months ended March 31, 2016 and 2015:

	Nine Months Ended March 31,		Increase (decrease)

	2016	2015	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$7,318	$5,977	$1,341	22.4%
General and administrative expenses	2,463	2,031	432	21.3
Real estate owned impairment	51	150	(99)	(66.0)
Real estate holding costs	43	247	(204)	(82.6)
FDIC insurance premiums	198	311	(113)	(36.3)
Information technology	1,292	1,302	(10)	(0.8)
Occupancy and equipment	1,394	1,431	(37)	(2.6)
Deposit services	334	471	(137)	(29.1)
Marketing	490	456	34	7.5
Loss (gain) on sale of property, premises and equipment	6	62	(56)	(90.3)
Loss (gain) on sale of real estate owned	(57)	(269)	212	(78.8)
Total noninterest expense	$13,532	$12,169	$1,363	11.2%

Noninterest expense increased $1.4 million, or 11.2%, to $13.5 million in the nine months ended March 31, 2016 compared to $12.2 million for the nine months ended March 31, 2015. The increase was primarily due to a $1.3 million increase in compensation and benefits primarily due to $1.3 million of stock-based compensation awarded under the Plan during the nine months ended March 31, 2016. General and administrative expenses increased $432,000 to $2.5 million for the nine months ended March 31, 2016 compared to $2.0 million for the nine months ended March 31, 2015 primarily due to $217,000 in proxy contest expenses and $174,000 in miscellaneous legal expense primarily related to the proxy contest.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments. At March 31, 2016, the total approved loan origination commitments outstanding were $2.8 million. At the same date, unused lines of credit were $61.7 million.

For purposes of determining our liquidity position, we use the liquidity ratio, a regulatory measure of liquidity calculated as the total of net cash, short-term, and marketable assets divided by net deposits and short-term liabilities. Our Board of Directors has established a liquidity ratio target of 10%. For the three months ended March 31, 2016, our average liquidity ratio was 10.06%, which indicates we are slightly above the liquidity standard set by our Board. Management believes the Bank's current liquidity position is adequate to meet foreseeable short and long term liquidity requirements.

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

Certificates of deposit scheduled to mature in one year or less at March 31, 2016 totaled $41.7 million. We had no brokered deposits at March 31, 2016. Management's policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with us. In addition, we had the ability to borrow an additional $94.1 million from the FHLB of Des Moines. We also have a line of credit with the Federal Reserve Bank of San Francisco for $1.0 million which is collateralized with securities and a line of credit for $5.0 million with Pacific Coast Bankers' Bank.

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

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. The Company's primary sources of income are dividends from the Bank, ESOP loan payments and ESOP loan interest income. During the nine month period ended March 31, 2016, the Bank paid a $557,000 dividend to the Company. The payment is being used for the Company's general corporate purposes, including supporting the Company's ongoing operations and stock repurchases. At March 31, 2016, the Company (on an unconsolidated basis) had liquid assets of $4.1 million.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of March 31, 2016:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$2,845	$2,845

Lines of credit
Fixed rate (3)	2,203	408
Adjustable rate	59,505	15,498
Undisbursed balance of lines of credit	$61,708	$15,906

(1)	Interest rates on fixed rate loans are 2.63% to 17.99%.

(2)	At March 31, 2016 there were no reserves for unfunded commitments.

(3)	Includes standby letters of credit.

Operating lease commitment - The Bank leases space for branches and operations located in Shelton and Puyallup, Washington. These leases run for periods ranging from three to five years. All leases require the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitments for the next five years are as follows:

Year Ended June 30,
Amount
(In thousands)
2016	$27
2017	$117
2018	$124
2019	$84
2020	$37

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of March 31, 2016, the Bank exceeded all regulatory capital requirements with, Tier 1 Leverage-Based Capital, Common Equity Tier 1 Capital (CET1), Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios of 13.8%, 15.4%, 15.4%, and 16.5%, respectively. As of June 30, 2015 these ratios were 14.3%, 16.2%, 16.2%, and 17.4%, respectively. At March 31, 2016, the Bank met the requirements to be deemed "well-capitalized" under applicable regulatory guidelines.

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

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, CET1, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 15.2%, 17.0%, 17.0%, and 18.1%, respectively, as of March 31, 2016. As of June 30, 2015, these ratios were 16.6%, 19.0%, 19.0% and 20.1%, respectively.

The Bank's actual capital amounts and ratios at March 31, 2016 are presented in the following table:

Anchor Bank					Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
			Minimum Capital Requirement
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2016
Total capital (to risk-weighted assets)	$59,013	16.5%	$28,540	8.0%	$35,676	10.0%
Tier I capital (to risk-weighted assets)	$55,039	15.4%	$21,405	6.0%	$28,540	8.0%
Common equity tier 1 capital (to risk-weighted assets)	$55,039	15.4%	$16,054	4.5%	$23,189	6.5%
Tier I leverage capital (to average assets)	$55,039	13.8%	$15,923	4.0%	$19,903	5.0%

The actual regulatory capital amounts and ratios calculated for Anchor Bancorp as of March 31, 2016, were as follows:

Anchor Bancorp	Actual
	Amount	Ratio
	(Dollars in thousands)
March 31, 2016
Total capital (to risk-weighted assets)	$64,628	18.1%
Tier I capital (to risk-weighted assets)	$60,654	17.0%
Common equity tier 1 capital (to risk-weighted assets)	$60,654	17.0%
Tier I leverage capital (to average assets)	$60,654	15.2%

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

We generally have found that a number of our deposit accounts are less rate sensitive than others. Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at March 31, 2016 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets
Basis Point Change in Rates						Market Value of Assets (4)
	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)
	(Dollars in thousands)
300	$60,689	$673	1.12%	15.77%	1.01%	$384,719
200	61,053	1,037	1.73	15.56	0.8	392,282
100	60,807	791	1.32	15.22	0.46	399,571
Base	60,016	—	—	14.76	—	406,668
(100)	63,873	3,857	6.43	15.41	0.65	414,369
___________

(1)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(2)	Calculated as the net portfolio value divided by the market value of assets (“net portfolio value ratio”).
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

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at March 31, 2016, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
	(Dollars in thousands)
300	$17,673	$1,717	10.8%
200	17,152	1,196	7.5
100	16,574	618	3.9
Base	15,956	—	—
(100)	14,971	(985)	(6.2)

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) In July 2015, the Board of Directors of Anchor Bancorp approved the repurchase of up to 127,500 shares of the Company's common stock, or five percent of the Company's outstanding shares. The plan expired on February 1, 2016, at which time 50,000 shares had been repurchased at an average price per share of $21.89. On March 11, 2016, the Board of Directors authorized the repurchase of up to 77,500 of the Company's outstanding shares. There were no repurchases during the quarter ended March 31, 2016.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements

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

ANCHOR BANCORP

Date: May 2, 2016	/s/Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2016	/s/Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements