Form 10-K
period 2016-06-30
Anchor Bancorp
filed 2016-09-09
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016  or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES          NO    X

As of September 9, 2016, there were issued and outstanding 2,505,219 shares of the registrant’s common stock, which are traded on the NASDAQ Global Market under the symbol “ANCB.”  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of December 31, 2015, was $64.9 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III.

ANCHOR BANCORP
2016 ANNUAL REPORT ON FORM 10-K

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

(v)

PART I
Item 1.  Business
General
Anchor Bancorp, a Washington corporation, was formed for the purpose of becoming the bank holding company for Anchor Bank in connection with the Bank’s conversion from mutual to stock form, which was completed on January 25, 2011.  In connection with the mutual to stock conversion, the Bank changed its name from “Anchor Mutual Savings Bank” to “Anchor Bank.”  At June 30, 2016, we had total assets of $431.5 million, total deposits of $300.9 million and total stockholders' equity of $63.2 million.  Anchor Bancorp’s business activities generally are limited to passive investment activities and oversight of its investment in Anchor Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to Anchor Bank.
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
Anchor Bank is a community-based savings bank primarily serving Western Washington through our 10 full-service banking offices (including one Wal-Mart in-store location) located within Grays Harbor, Thurston, Lewis, Pierce and Mason counties, and one loan production office located in King County, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers, however, at June 30, 2016, 88.0% of our loans were collateralized by real estate and 57.8% of our loans were collateralized by commercial and multi-family real estate. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences, as well as consumer loans, with an emphasis on home equity loans and lines of credit. Since 1990, we have been actively offering commercial real estate loans and multi-family loans primarily in Western Washington.
The executive office of the Company is located at 601 Woodland Square Loop SE, Lacey, Washington 98503, and its telephone number is (360) 491-2250.
Market Area
Anchor Bank is a community-based financial institution primarily serving Western Washington including Grays Harbor, Thurston, Lewis, Pierce, and Mason counties. Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2016, the median home price in our five-county market area was $214,540 a 1.0% increase compared to the quarter ended June 30, 2015. Existing home sales in our five-county primary market area for the quarter ended March 31, 2016 totaled $20.9 million, which reflected a 13.2% increase compared to the quarter ended March 31, 2015.  According to the Department of Labor, the unemployment rate in our five-county primary market area averaged 7.4% during June 2016 compared to 7.3% during June 2015. These unemployment rates are higher than the national unemployment rates of 4.7% and 5.3%, as of June 2016 and June 2015, respectively.  A continuation of the overall economic weakness in the counties in our market area could negatively impact our lending opportunities and profitability.
Grays Harbor County has a population of 71,744 and a median household income of $43,986 according to the latest 2016 information available from the U.S. Census Bureau. The economic base in Grays Harbor has been historically dependent on the timber and fishing industries. Other industries that support the economic base are tourism, manufacturing, agriculture, shipping, transportation and technology.  Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2016, the median home price in Grays Harbor County was $154,800 compared to $141,000 for the quarter ended June 30, 2015 and represents an increase of 9.7%. In addition, existing home sales in Grays Harbor County for the quarter ended March 31, 2016 increased by 28.2% from the total for the quarter ended March 31, 2015.  According to the U.S. Department of Labor, the unemployment rate in Grays Harbor County increased to 8.6% at June 30, 2016 from 8.5% at June 30, 2015.  We have five branches (including our home office) located throughout this county.
Thurston County has a population of 271,588 and a median household income of $60,726 according to the latest 2016 information available from the U.S. Census Bureau.  Thurston County is home of Washington State’s capital (Olympia) and its economic base is largely driven by state government related employment. Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2016, the median home price in Thurston County was $268,000 compared to $246,500 for the quarter ended June 30, 2015, and represents an 8.7% increase.  In addition, existing home sales in Thurston County for the quarter ended March 31, 2016 increased by 11.2% from the quarter ended March 31, 2015. According to the U.S. Department of Labor, the unemployment rate for the Thurston County area increased to 6.1% at June 30, 2016 from 5.9% at June 30, 2015.  We currently have two branches in Thurston County.  Thurston County has a stable economic base primarily attributable to the state government presence.
Lewis County has a population of 75,964 and a median household income of $44,442 according to the latest 2016 information available from the U.S. Census Bureau. The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services. Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2016, the median home price in Lewis County was $179,200 compared to $157,500 for the quarter ended June 30, 2015, and represents a 13.8% increase.  In addition, existing home sales in Lewis County for the quarter ended March 31, 2016 increased by 7.1% from the quarter ended March 31, 2015.  According to the U.S. Department of Labor, the unemployment rate in Lewis County decreased to 7.8% at June 30, 2016 from 8.2% at June 30, 2015. We have one branch located in Lewis County.
Pierce County is the second most populous county in the state and has a population of 846,531 and a median household income of $59,463 according to the latest 2016 information available from the U.S. Census Bureau. The economy in Pierce County is diversified with the presence of military related government employment (Lewis/McChord JBLM Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing).  Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2016, the median home price in Pierce County was $279,400 compared to $255,600 for the quarter ended June 30, 2015, and represents a 9.3% increase.  In addition, existing home sales in Pierce County for the quarter ended March 31, 2016 increased by 12.5% from the quarter ended March 31, 2015. According to the U.S. Department of Labor, the unemployment rate for the Pierce County area increased to 6.5% at June 30, 2016 from 6.4% at June 30, 2015. We have one branch located in Pierce County.
Mason County has a population of 61,696 and a median household income of $50,419 according to the latest information available from the U.S. Department of Labor.  The economic base in Mason County is supported by wood products.  Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2016, the median home price in Mason County was $191,300 compared to $175,000 for the quarter ended June 30, 2015, and represents a 9.3% increase.  In addition, existing home sales in Mason County for the quarter ended March 31, 2016 increased by 15.9% from the quarter ended March 31, 2015. According to the U.S. Department of Labor, the unemployment rate in Mason County increased to 7.9% at June 30, 2016 from 7.3% at June 30, 2015.  We have one branch located in Mason County.
For a discussion regarding the competition in our primary market area, see “– Competition.”
Lending Activities
General. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences, as well as consumer loans, with an emphasis on home equity loans and lines of credit. Since 1990, we have been actively offering commercial real estate loans and multi-family loans primarily in Western Washington and beginning in 2014 increased our focus on construction lending.  A substantial portion of our loan portfolio is secured by real estate, either as primary or secondary collateral, located in our primary market area. As of June 30, 2016, the net loan portfolio totaled $347.4 million and represented 80.5% of our total assets. As of June 30, 2016, 17.4% of our total loan portfolio was comprised of one-to-four family loans, 4.7% of home equity loans and lines of credit, 42.5% of commercial real estate loans, 15.3% of multi-family real estate loans, 10.5% of commercial business loans, 8.1% of construction and land loans, 1.3% of unsecured consumer loans and 0.2% of automobile loans.
As a state chartered savings bank chartered under Washington law, we are subject to 20% of total risk based capital plus reserves as our statutory lending limit to one borrower or $12.0 million at June 30, 2016.  At June 30, 2016, there were no borrowing relationships that were over the legal amount. Our ten largest credit relationships at June 30, 2016 were as follows:

•	Our largest single borrower relationship totaled $11.2 million and consisted of four loans secured by congregate care facilities;

•
The second largest borrower relationship is one loan for $10.2 million which is a purchased minority interest in a line of credit to provide warehouse lending to a financial services company which is collateralized by an assignment of finance notes receivable on residential housing secured by properties located in Washington, Oregon and Utah;

•	The third largest borrower relationship totaled $10.0 million, excluding $50,000 of undisbursed funds, and consisted of one unsecured credit line and three loans secured by hospitality properties;

•
The fourth largest borrower relationship is a $9.9 million purchased minority interest loan participation in a commercial real estate participation loan secured by an entertainment, hospitality and dining complex;

•	The fifth largest borrower relationship totaled $8.7 million, excluding $2.0 million undisbursed funds, and consisted of two loans secured by an airport parking structure;

•	The sixth largest borrower relationship totaled $7.2 million and consisted of two loans secured by 41 single family residential rental homes, excluding a $69,000 undisbursed line of credit;

•	The seventh largest borrower relationship totaled $6.6 million and consisted of two loans secured by non-owner occupied commercial real estate properties;

•
The eighth largest borrower relationship totaled $6.4 million excluding $4.4 million of undisbursed funds and consisted of one unsecured business line of credit for $1.5 million and four construction loans secured by one multi-family residential and several speculative single family residential properties;

•
The ninth largest borrower relationship totaled $6.3 million, excluding $854,000 of undisbursed funds, and consisted of 16 loans, the largest of which was $1.4 million, secured primarily by owner- and non-owner-occupied light industrial and commercial real estate; and

•	The tenth largest borrower relationship is one loan for $5.9 million and is a purchased multi-family loan.
All of the properties securing these loans are located in our primary market area in Grays Harbor, Thurston, Lewis, Pierce and Mason counties or our secondary market area in other parts of Washington State or Northwest Oregon.  These loans were all performing according to their repayment terms as of June 30, 2016.
Loan Portfolio Analysis. The following table sets forth the composition of Anchor Bank’s loan portfolio by type of loan at the dates indicated:

	At June 30,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
One-to-four family	$61,230	17.4%	$57,944	20.1%	$63,009	21.9%	$73,901	26.1%	$82,709	28.0%
Multi-family	53,742	15.3	43,249	15.0	47,507	16.5	38,425	13.6	42,032	14.2
Commercial	149,527	42.5	128,306	44.5	107,828	37.6	106,859	37.7	97,306	32.9
Construction	21,793	6.2	11,731	4.1	19,690	6.9	5,641	2.0	6,696	2.3
Land loans	6,839	1.9	4,069	1.4	4,126	1.4	5,330	1.9	7,062	2.4
Total real estate	$293,131	83.3%	$245,299	85.1%	$242,160	84.3%	$230,156	81.2%	$235,805	79.8%
Consumer:
Home equity	16,599	4.7	17,604	6.1	20,894	—	25,835	9.1	31,504	10.7
Credit cards	2,969	0.8	3,289	1.1	3,548	—	4,741	1.7	5,180	1.8
Automobile	597	0.2	686	0.2	1,073	—	1,850	0.7	3,342	1.1
Other	1,933	0.5	2,347	0.8	2,838	—	2,723	1.0	2,968	1.0
Total consumer	22,098	6.2	23,926	8.3	28,353	0.099	35,149	12.4	42,994	14.6
Commercial business	36,848	10.5	18,987	6.6	16,737	—	18,211	6.4	16,618	5.6
Total loans	352,077	100.0%	288,212	100.0%	287,250	100.0%	283,516	100.0%	295,417	100.0%
Less:
Deferred loan fees and loan premiums, net	947		1,047		1,100		915		605
Allowance for loan losses	3,779		3,721		4,624		5,147		7,057
Loans receivable, net	$347,351		$283,444		$281,526		$277,454		$287,755

The following table shows the composition of Anchor Bank’s loan portfolio by fixed- and adjustable-rate loans at the dates indicated:

	At June 30,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS	(Dollars in thousands)
Real estate:
One-to-four family	$38,107	10.8%	$46,686	16.2%	$50,778	17.7%	$58,639	20.7%	$69,635	23.6%
Multi-family	22,666	6.4	23,716	8.2	32,813	11.4	29,603	10.4	33,174	11.2
Commercial	14,555	4.1	25,048	8.7	34,776	12.1	42,128	14.9	57,449	19.4
Land loans	3,731	1.1	2,667	0.9	3,137	1.1	4,316	1.5	6,045	2
Total real estate	79,059	22.4	98,117	34.0	121,504	42.3	134,686	47.5	166,303	56.3
Real estate construction:
One-to-four family	2,498	0.7	—	—	312	0.1	—	—	449	0.2
Multi-family	—	—	—	—	—	—	2,254	0.8	1,370	0.5
Commercial	1,738	0.5	—	—	6,523	2.3	88	—	4,044	1.4
Total real estate construction	4,236	1.2	—	—	6,835	2.4	2,342	0.8	5,863	2
Consumer:
Home equity	8,431	2.4	9,888	3.4	12,042	4.2	15,848	5.6	20,805	7
Automobile	597	0.2	686	0.2	1,073	0.4	1,850	0.7	3,342	1.1
Other	1,931	0.5	2,345	0.8	2,838	1.0	2,723	1.0	2,968	1.0
Total consumer	10,959	3.1	12,919	4.5	15,953	5.6	20,421	7.2	27,115	9.2
Commercial business	13,145	3.7	12,404	4.3	11,717	4.1	11,050	3.9	9,690	3.3
Total fixed-rate loans	$107,399	30.5	$123,440	42.8	$156,009	54.4	$168,499	59.4	$208,971	70.7
ADJUSTABLE-RATE LOANS
Real estate:
One-to-four family	$23,123	6.6	$11,258	3.9	$12,231	4.3	$15,262	5.4	$13,074	4.4
Multi-family	31,076	8.8	19,533	6.8	14,694	5.1	8,822	3.1	8,858	3.0
Commercial	134,972	38.3	103,258	35.8	73,052	25.4	64,731	22.8	39,857	13.5
Land loans	3,108	0.9	1,402	0.5	989	0.3	1,014	0.4	1,017	0.3
Total real estate	192,279	54.6	135,451	47.0	100,966	35.1	89,829	31.7	62,806	21.3
Real estate construction:
One-to-four family	9,475	2.7	2,119	0.7	2,697	0.9	858	0.3	—	—
Multi-family	1,083	0.3	9,353	3.2	3,432	1.2	1,270	0.4	—	—
Commercial	6,999	2.0	259	0.1	6,726	2.3	1,171	0.4	833	0.3
Total real estate construction	17,557	5.0	11,731	4.1	12,855	4.4	3,299	1.2	833	0.3

(table continued on following page)

	At June 30,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Consumer:
Home equity	8,168	2.3	7,716	2.7	8,852	3.1	9,987	3.5	10,699	3.6
Automobile	—	—	—	—	—	—	—	—	—	—
Credit cards	2,969	0.8	3,289	1.1	3,548	1.2	4,741	1.7	5,180	1.8
Other	2	—	2	—	—	—	—	—	—	—
Total consumer	11,139	3.2	11,007	3.8	12,400	4.3	14,728	5.2	15,879	5.4
Commercial business	23,703	6.7	6,583	2.3	5,020	1.8	7,161	2.5	6,928	2.3
Total adjustable rate loans	244,678	69.5	164,772	57.2	131,241	45.6	115,017	40.6	86,446	29.3
Total loans	352,077	100.0%	288,212	100.0%	287,250	100.0%	283,516	100.0%	295,417	100.0%
Less:
Deferred loan fees and loan premiums, net	947		1,047		1,100		915		605
Allowance for loan losses	3,779		3,721		4,624		5,147		7,057
Loans receivable, net	$347,351		$283,444		$281,526		$277,454		$287,755
Commercial and Multi-Family Real Estate Lending.   As of June 30, 2016, $203.3 million, or 57.8% of our total loan portfolio was secured by commercial and multi-family real estate property located in our market area.  Of this amount, $44.7 million was identified as owner occupied commercial real estate, and the remaining $156.1 million, or 44.4% of our total loan portfolio was secured by income producing, or non-owner occupied commercial real estate. Our commercial real estate loans include loans secured by properties classified as office, hospitality, mini storage, mobile home park, congregate care, retail, education/worship, airport parking structure and other non-residential.  As of June 30, 2016, commercial real estate loans totaled $149.5 million, or 42.5% of our portfolio. Multi-family real estate totaled $53.7 million, or 15.3% of our portfolio at June 30, 2016, and increased over the last year primarily due to the purchase of $22.8 million in multi-family loans, partially offset by the reclassification of $14.4 million of multi-family loans to the one-to-four family loan portfolio. The loan purchase consisted of 12 multi-family projects in King and Pierce counties. All properties met our underwriting standards and each property was independently visited and re-underwritten.
Commercial and multi-family loans generally are priced at a higher rate of interest than one-to-four family loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one-to-four family loans. Often payments on loans secured by commercial or multi-family properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.
The average loan size in our commercial and multi-family real estate portfolio was $847,000 as of June 30, 2016.  We target individual commercial and multi-family real estate loans to small and mid-size owner occupants and investors in our market area, between $1.0 million and $6.0 million. At June 30, 2016, the largest commercial loan in our portfolio was a purchased minority interest loan participation of $9.9 million secured by an entertainment, hospitality and dining complex located in Rochester, Washington. Our largest multi-family loan as of June 30, 2016, was a $5.9 million loan is secured by a 105 unit apartment complex located in Auburn, Washington.
We offer both fixed and adjustable rates on commercial and multi-family real estate loans. Loans originated on a fixed rate basis generally are originated at terms up to ten years, with amortization terms up to 30 years. A substantial amount of our commercial and multi-family real estate loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. As of June 30, 2016, we had $22.7 million and $31.1 million in fixed and adjustable rate multi-family loans, respectively, and $14.6 million and $135.0 million in fixed and adjustable rate commercial real estate loans, respectively.
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
The following is an analysis of the types of collateral securing our commercial real estate and multi-family loans at June 30, 2016:

Collateral	Amount	Percent of Total
	(Dollars in thousands)
Multi-family	$53,742	26.4%
Office	18,619	9.2
Hospitality	25,843	12.7
Mini storage	32,810	16.1
Mobile home park	5,089	2.5
Congregate care	14,012	6.9
Retail	21,560	10.6
Education/Worship	10,327	5.1
Airport parking structure	8,676	4.3
Other non-residential	12,591	6.2
Total	$203,269	100.0%
If we foreclose on a multi-family or commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family mortgage loans because there are fewer potential purchasers of the collateral. Additionally, as a result of our increasing emphasis on this type of lending, a portion of our multi-family and commercial real estate loan portfolio is relatively unseasoned and has not been subjected to unfavorable economic conditions. As a result, we may not have enough payment history with which to judge future collectability or to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, our multi-family and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. At June 30, 2016, there was one commercial real estate loan for $319,000 and no multi-family loans that were on nonaccrual status.  Commercial real estate loan charge offs for the years ended June 30, 2016 and 2015 were $225,000 and $340,000, respectively. There were no multi-family loans charged-off for the year ended June 30, 2016 compared to one for $159,000 for the year ended June 30, 2015.
One-to-Four Family Real Estate Lending. As of June 30, 2016, $61.2 million, or 17.4%, of our total loan portfolio consisted of permanent loans secured by one-to-four family residences of which $1.5 million were nonperforming. Our one-to-four family loan portfolio increased in part due to reclassification of $14.4 million of multi-family loans to the one-to-four family loan portfolio. We originate both fixed rate and adjustable rate loans in our residential lending program and use Freddie Mac underwriting guidelines.  None of our residential loan products allow for negative amortization of principal.  We typically base our decision on whether to sell or retain secondary market quality loans on the rate and fees for each loan, market conditions and liquidity needs.  Although we have sold the majority of our residential loans over the last two years, we do not sell all qualified loans on the secondary market as we hold in our portfolio many residential loans that may not meet all Freddie Mac guidelines yet meet our investment and liquidity objectives.
At June 30, 2016, $38.1 million of this loan portfolio consisted of fixed rate loans which were 62.2% of our total one-to-four family portfolio and 10.8% of our total loans at that date. Specifically, we offer fixed rate, residential mortgages from 10 to 30 year terms and we use Freddie Mac daily pricing to set our pricing.  Borrowers have a variety of buy-down options with each loan and most mortgages have a duration of less than ten years.  The average loan duration is a function of several factors, including real estate supply and demand, current interest rates, expected future rates and interest rates payable on outstanding loans.

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
While adjustable rate mortgages in our loan portfolio help us reduce our exposure to changes in interest rates, it is possible that, during periods of rising interest rates, the risk of default on adjustable rate mortgage loans may increase as a result of annual repricing and the subsequent higher payment to the borrower.  In some rate environments, adjustable rate mortgages may be offered at initial rates of interest below a comparable fixed rate and could result in a higher risk of default or delinquency. Another consideration is that although adjustable rate mortgage loans allow us to decrease the sensitivity of our asset base as a result of changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Our historical experience with adjustable rate mortgages has been very favorable.  We do not, however, offer adjustable rate mortgages with initial teaser rates.  At June 30, 2016, $23.1 million of our permanent one-to-four family mortgage loans were adjustable rate loans which were 37.8% of our total one-to-four family loan portfolio and 6.6% of our total loans at that date.
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
Anchor Bank does not actively engage in subprime lending, either through advertising, marketing, underwriting and/or risk selection, and has no established program to originate or purchase subprime loans to be held in its portfolio.  Residential mortgage loans identified as subprime, with FICO scores of less than 660, were originated and managed in the ordinary course of business, and totaled $3.9 million at June 30, 2016, representing 1.1% of total loans, 6.4% of one-to-four family mortgage loans, and 7.0% of Tier 1 Capital.  Our weighted average seasoning for these loans (the number of months since the funding date of the loans) was 89 months as of June 30, 2016. Our one-to-four family mortgage loans identified as subprime based on the borrower’s FICO score at time the loan was originated do not represent a material part of our lending activity.  Accordingly, these loans are identified as “exclusions” as defined pursuant to regulatory guidance issued by the FDIC in Financial Institutions Letter FIL-9-2001 on subprime lending. At June 30, 2016, $1.5 million of one-to-four family loans were in nonaccrual status. One-to-four family loans of $258,000 were charged off during the year ended June 30, 2016 compared to $561,000 and $897,000 of one-to-four family loans that were charged-off during the years ended June 30, 2015 and 2014, respectively.

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
Construction and Land Loans.  We have been an active originator of real estate construction loans in our market area since 1990. At June 30, 2016, our construction loans totaled $21.8 million or 6.2% of the total loan portfolio, an increase of $10.1 million or 85.8% since June 30, 2015. The majority of these loans are for the construction of one-to-four family properties.
We generally provide an interest reserve for funds on builder construction loans that have been advanced.  Interest reserves are a means by which a lender builds in, as a part of the loan approval and as a component of the cost of the project, the amount of the monthly interest required to service the debt during the construction period of the loan.

At June 30, 2016, our construction loan portfolio contained one loan of $229,000 which had been previously extended or renewed. Our entire construction loan portfolio at June 30, 2016 consisted of 38 loans requiring interest only payments, 28 of which totaled $18.3 million and were relying on the interest reserve to make this payment. At June 30, 2016, no construction loans were delinquent. No construction loans were charged-off during the years ended June 30, 2016, 2015 and 2014.
At the dates indicated, the composition of our construction portfolio was as follows:

	At June 30,
	2016	2015	2014
	(In thousands)
One-to-four family:
Speculative	$11,220	$2,119	$2,159
Permanent	—	—	—
Custom	753	—	850
Land acquisition and development loans	156	—	—
Multi-family	1,083	9,353	3,432
Commercial real estate:
Construction	8,581	259	13,249
Total construction (1)	$21,793	$11,731	$19,690

(1)	Loans in process for these loans at June 30, 2016, 2015 and 2014 were $37.9 million, $7.2 million and $11.8 million, respectively.
For the year ended June 30, 2016, we originated 28 builder construction loans to fund the construction of one-to-four family properties totaling $25.0 million, as compared to two for $4.2 million during the year ended June 30, 2015, and five for $3.0 million during the year ended June 30, 2014. We originate construction and site development loans to experienced contractors and builders in our market area primarily to finance the construction of single-family homes and subdivisions, which homes typically have an average price ranging from $200,000 to $500,000.  All builders were qualified using the same standards as other commercial loan credits, requiring minimum debt service coverage ratios and established cash reserves to carry projects through construction completion and sale of the project. The maximum loan-to-value limit on both pre-sold and speculative projects is generally up to 75% of the appraised market value or sales price upon completion of the project. Development plans are required from builders prior to making the loan. We also require that builders maintain adequate insurance coverage. Maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally did not exceed 18 months for residential subdivision development loans at the time of origination. Our residential construction loans typically have adjustable rates of interest based on The Wall Street Journal prime rate and during the term of construction, the accumulated interest is added to the principal of the loan through an interest reserve. Construction loan proceeds are disbursed periodically in increments as construction progresses and based on inspections by our approved inspectors.  At June 30, 2016, our largest builder relationship consisted of four loans for $6.9 million, including $3.1 million which was undisbursed.
We also make, from time to time, construction loans for commercial development projects. These projects include multi-family, apartment, retail, office/warehouse and office buildings. These loans generally have an interest-only phase during construction, rely on an interest reserve to fund interest payments and generally convert to permanent financing when construction is completed. Disbursement of funds is at our sole discretion and is based on the progress of the construction. The maximum loan-to-value limit applicable to these loans is generally 75% of the appraised post-construction value.  Additional analysis and underwriting of these loans typically results in lower loan-to-value ratios based on the debt service coverage analysis, including our interest rate and vacancy stress testing.  Our target minimum debt coverage ratio is 1.20 for loans on these projects.  At June 30, 2016, our portfolio of construction loans for commercial and multi-family projects included eight loans totaling $9.8 million, and there is an additional $19.9 million undisbursed.  These loan commitments range in size from $369,000 to $8.1 million with an average disbursed balance of $1.2 million. These loans were for the construction of two multi-family complexes, three offices, two retail facilities, one hotel and there was one single family residential land development loan, all of which are located in Washington. Monitoring construction progress and managing advances during construction are risks not present when lending on complete commercial properties. In order to mitigate these risks the Bank requires the use of an approved third-party construction process monitoring firm for inspections, progress reports and construction budget oversight and utilizes construction loan management software to assist in assuring that advances are consistent with the progress that has been confirmed.
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
We also originate land loans which are typically made to individual consumers to buy a lot or parcel of land for the future construction of the buyer’s primary residence and are included in “land loans”.  At June 30, 2016, our land loans totaled $6.8 million or 1.9% of the total loan portfolio, none of which were on nonaccrual status.

Our construction and land acquisition and development loans are based upon estimates of costs in relation to values associated with the completed project. Construction and land acquisition and development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, no payment from the borrower is generally required since the accumulated interest is added to the principal of the loan through an interest reserve.

Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences because there is the added risk associated with identifying an end-purchaser for the finished project.

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
Consumer Lending.  We offer a variety of consumer loans, including home equity loans and lines of credit, automobile loans, credit cards and personal lines of credit. At June 30, 2016, the largest component of the consumer loan portfolio consisted of home equity loans and lines of credit, which totaled $16.6 million, or 4.7%, of the total loan portfolio.  Our home equity loans are risk priced using credit score, loan-to-value and overall credit quality of the applicant.  Home equity loans and lines of credit are made for a variety of purposes including improvement of residential properties. The majority of these loans are secured by a second deed of trust on owner-occupied primary single family residential property. Our home equity lines of credit include a maximum total term of 30 years, including an initial period of 10 years with interest-only payments and a variable rate of interest tied to the Prime Rate, plus a margin (the "draw" period), followed by 20 years of principal and interest payments under a level amortization schedule and an interest rate that is fixed for the 20 years at the fully indexed accrual rate as of the time of variable-to-fixed rate conversion. Our home equity loans are closed-end loans with a term of 20 years and have level amortization with regular monthly payments of principal and interest. The interest rate is risk based and reflects both credit and collateral risk. Both our home equity lines and home equity loans are available up to 95% of the combined loan to value ratio as determined by the Bank.
Our credit card portfolio includes both VISA and MasterCard brands, and totaled $3.0 million, or 0.8% of the total loan portfolio at June 30, 2016.  We have been offering credit cards for more than 20 years and all of our credit cards have interest rates and credit limits determined by the creditworthiness of the borrower.  We use credit bureau scores in addition to other criteria such as income in our underwriting decision process on these loans.
Our automobile loan portfolio totaled $597,000 or 0.2% of the total loan portfolio at June 30, 2016.  We offer several options for vehicle purchase or refinance with a maximum term of 84 months for newer vehicles and 72 months for older vehicles.  As with home equity loans, our vehicle and recreational vehicle loans are risk priced based on creditworthiness, loan term and loan-to-

value.  We currently access a Carfax Vehicle Report to ensure that the collateral being loaned against is acceptable and to protect borrowers from a “lemon” or other undesirable histories. Other consumer loans, consisting primarily of unsecured personal lines of credit totaled $1.9 million or 0.5% of our total loan portfolio at June 30, 2016.
Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.  These risks are not as prevalent with respect to our consumer loan portfolio because a large percentage of the portfolio consists of home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one-to-four family mortgage loans.  Nevertheless, home equity lines of credit have greater credit risk than one-to-four family mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold and do not have private mortgage insurance coverage.  At June 30, 2016, $17,000 of consumer loans were delinquent in excess of 90 days or in nonaccrual status.  Consumer loans of $390,000 were charged off during the year ended June 30, 2016 compared to $351,000 and $876,000 of consumer loans that were charged-off during the years ended June 30, 2015 and 2014, respectively.
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
Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area. Our commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans.  At June 30, 2016, commercial business loans totaled $36.8 million, or 10.5% of our loan portfolio and was comprised of 185 loans in 86 different business classifications as identified by the North American Industrial Classification System.  The largest commercial business relationship at June 30, 2016 consisted of one loan for $10.2 million which is a purchased minority interest in a line of credit to provide warehouse lending to a financial services company which is collateralized by an assignment of finance notes receivable on residential housing secured by properties located in Washington, Oregon and Utah. Our total commitment under our minority interest in the line of credit is $10.3 million. The line of credit is repaid when the finance note is sold by the financial services company into the secondary market, with the proceeds from the sale used to pay down our pro rata portion of the outstanding line of credit.
Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  For the years ended June 30, 2016 and 2015, Anchor Bank charged off $84,000 and $86,000 from its commercial business loan portfolio. At June 30, 2016, there was one commercial business loan of $97,000 on nonaccrual status which was collateralized by a documented vessel, equipment and a junior lien on a single family residence.
Loan Maturity and Repricing.  The following table sets forth certain information at June 30, 2016 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.  Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Beyond 10 Years	Total
	(In thousands)
Real estate:
One-to-four family	$804	$4,731	$2,403	$18,196	$35,096	$61,230
Multi-family	3,872	5,463	1,289	11,287	31,831	53,742
Commercial	5,293	7,183	1,558	120,644	14,849	149,527
Construction	13,582	7,546	—	665	—	21,793
Land loans	3,201	1,596	955	548	539	6,839
Total real estate	26,752	26,519	6,205	151,340	82,315	293,131
Consumer:
Home equity	464	6,033	404	3,464	6,234	16,599
Credit cards	2,969	—	—	—	—	2,969
Automobile	15	48	160	297	77	597
Other	147	545	264	360	617	1,933
Total consumer	3,595	6,626	828	4,121	6,928	22,098
Commercial business	16,917	9,489	4,654	5,132	656	36,848
Total	$47,264	$42,634	$11,687	$160,593	$89,899	$352,077
The following table sets forth the dollar amount of all loans due after June 30, 2017, which have fixed interest rates and have floating or adjustable interest rates:

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate:
One-to-four family	$37,303	$23,123	$60,426
Multi-family	18,794	31,076	49,870
Commercial	11,331	132,903	144,234
Construction	4,089	4,122	8,211
Land loans	2,135	1,503	3,638
Total real estate	73,652	192,727	266,379

Consumer:
Home equity	8,428	7,707	16,135
Automobile	582	—	582
Other	1,784	2	1,786
Total consumer	10,794	7,709	18,503

Commercial business	11,714	8,217	19,931
Total	$96,160	$208,653	$304,813
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
Loan Originations, Servicing, Purchases and Sales.  During the years ended June 30, 2016 and 2015, our total loan originations and purchases were $141.4 million and $72.6 million, respectively.
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
During the year ended June 30, 2016, we purchased $22.8 million in multi-family loans. The loan purchase consisted of 12 multi-family projects in King and Pierce counties. All properties met our underwriting standards and each property was independently visited and re-underwritten.
We actively sell the majority of our residential fixed rate first mortgage loans to the secondary market at the time of origination. During the years ended June 30, 2016 and 2015, we sold $7.7 million and $1.1 million, respectively, in whole loans to the secondary market. Our secondary market relationship is with Freddie Mac. We generally retain the servicing on the loans we sell into the secondary market.  Loans are generally sold on a non-recourse basis. As of June 30, 2016 and 2015, our residential loan servicing portfolio was $76.9 million and $81.1 million, respectively.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated:

	Year Ended June 30,
	2016	2015	2014
Loans originated:	(In thousands)
Real estate:
One-to-four family	$22,280	$5,050	$3,356
Multi-family	3,043	4,946	17,613
Commercial	32,758	34,444	32,624
Construction	19,997	17,977	21,289
Land loans	4,122	776	—
Total real estate	82,200	63,193	74,882
Consumer:
Home equity	2,616	651	953
Credit cards	191	—	—
Automobile	432	222	175
Other	—	317	1,039
Total consumer	3,239	1,190	2,167

Commercial business	7,389	8,214	6,681
Total loans originated	92,828	72,597	83,730

Participation loans purchased:
Commercial	9,889	—	—
Commercial business	15,845	—	—
	25,734	—	—
Loans purchased:
Multi-family	22,840	—	4,370
Total loans purchased	22,840	—	4,370

Loans sold:
One-to-four family	7,724	1,053	2,532
Participation loans	1,763	—	—
Total loans sold	9,487	1,053	2,532

Principal repayments	64,946	70,473	77,210
Loans securitized	—	—	—
Transfer to real estate owned	852	3,188	7,101
Increase (decrease) in other items, net	(346)	4,540	2,815
Loans held for sale	1,864	505	—
Net increase in loans receivable, net	$63,907	$1,918	$4,072
Loan Origination and Other Fees.  In some instances, we receive loan origination fees on real estate related products.  Loan fees generally represent a percentage of the principal amount of the loan that is paid by the borrower. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment. We had

$1.5 million of net deferred loan fees and costs as of June 30, 2016 compared to $1.0 million and $1.1 million at June 30, 2015 and 2014, respectively.
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

Nonperforming Assets.  The following table sets forth information with respect to our nonperforming assets and restructured loans for the periods indicated:

	At June 30,
	2016	2015	2014	2013	2012
Loans accounted for on a nonaccrual basis:	(Dollars in thousands)
Real estate:
One-to-four family	$1,539	$1,263	$2,101	$4,758	$1,878
Multi-family	—	—	158	—	—
Commercial	319	—	2,070	—	—
Construction	—	—	—	—	3,369
Land loans	—	—	150	734	109
Total real estate	1,858	1,263	4,479	5,492	5,356
Consumer:
Home equity	16	—	—	428	159
Credit cards	—	—	—	—	16
Automobile	—	—	—	2	66
Other	1	31	—	—	1
Total consumer	17	31	—	430	242
Commercial business	97	711	235	219	3,124
Total	1,972	2,005	4,714	6,141	8,722
Accruing loans which are contractually past due 90 days or more:
One-to-four family	—	—	—	—	55
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land loans	—	—	—	—	—
Total real estate	—	—	—	—	55
Consumer:
Home equity	—	—	—	—	—
Credit cards	—	6	—	18	—
Automobile	—	—	—	—	—
Other	—	—	—	—	—
Total consumer	—	6	—	18	—
Commercial business	—	—	—	—	—
Total of nonaccrual and 90 days past due loans	1,972	2,011	4,714	6,159	8,777
Real estate owned	373	797	5,067	6,212	6,708
Repossessed automobiles	46	—	59	21	—
Total nonperforming assets	$2,391	$2,808	$9,840	$12,392	$15,485
Troubled debt restructured loans (1)	$8,755	$9,827	$11,261	$17,469	$15,112
Allowance for loan loss as a percent of nonperforming loans	191.6%	185.0%	98.1%	83.6%	80.4%
Classified assets included in nonperforming assets	$1,972	$2,011	$4,714	$6,159	$8,777
Nonaccrual and 90 days or more past due loans as percentage of total loans	0.6%	0.7%	1.6%	2.2%	3.0%
Nonaccrual and 90 days or more past due loans as a percentage of total assets	0.5%	0.5%	1.2%	1.4%	1.9%
Nonperforming assets as a percentage of total assets	0.6%	0.7%	2.5%	2.7%	3.3%
Nonaccrued interest (2)	$126	$140	$323	$475	$665
(1)    There were $411,000 of restructured loans included in nonperforming assets as of June 30, 2016.
(2) Represents foregone interest on nonaccrual loans.

Real Estate Owned and Other Repossessed Assets.  As of June 30, 2016, the Company had six real estate owned ("REO") properties with an aggregate book value of $373,000 compared to eight properties with an aggregate book value of $797,000 at June 30, 2015.  The decrease in number of properties during the year ended June 30, 2016 was primarily attributable to ongoing sales of residential properties and three lots with a net book value of $878,000. At June 30, 2016, the largest of the REO properties was a residential real estate property with an aggregate book value of $124,000 located in Grays Harbor County, Washington.
Restructured Loans. According to generally accepted accounting principles, we are required to account for certain loan modifications or restructurings as “troubled debt restructurings.” Our policy is to track and report all loans modified to terms not generally available in the market, except for those outside of the materiality threshold established for such tracking and reporting. In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider.  We will modify the loan when upon completion of the residence the home is rented instead of sold, or when the borrower can continue to make interest payments and is unable to repay the loan until the property is sold as a result of current market conditions. In connection with a loan modification, we may lower the interest rate, extend the maturity date and require monthly payments when monthly payments are not otherwise required. We may also require additional collateral. All loans which are extended with rates and/or terms below market are identified as impaired loans and an appropriate allowance is established pursuant to generally accepted accounting principles.  Loans which are placed in nonaccrual status and subsequently modified are not returned to accruing status until there has been at least six months of consecutive satisfactory performance.  As of June 30, 2016, there were 37 loans with aggregate net principal balances of $8.8 million that we have identified as “troubled debt restructures.”  In connection with these loans, a valuation allowance in the form of charged-off principal equal to $278,000 has been taken.  Of these 37 loans, four loans totaling $884,000 were not performing according to the modified repayment terms at June 30, 2016, of which $411,000 were classsified as nonaccrual loans.
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
In connection with the filing of periodic reports with the FDIC classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of our review of our loans, as of June 30, 2016, we had classified loans of $2.8 million.  The total amount classified represented 4.4% of equity capital and 0.6% of assets at June 30, 2016.
The aggregate amounts of our classified loans at the date indicated (as determined by management), were as follows:

	At June 30,
	2016	2015
	(In thousands)
Classified Loans:
Substandard	$2,773	$3,682
Doubtful	—	—
Loss	—	—
Total	$2,773	$3,682
Our $2.8 million of substandard loans at June 30, 2016, consisted primarily of $2.6 million of real estate secured loans and $161,000 of consumer and commercial business loans. Of the $2.6 million of substandard loans which were real estate secured, $2.1 million were one-to-four family, $318,000 were commercial real estate, and $166,000 were home equity loans, secured by property located in Washington.
Potential Problem Loans.  Potential problem loans are loans that do not yet meet the criteria for identification as classified assets graded as substandard or doubtful, but where known information about the borrower causes management to have serious concerns about the ability of the borrower to comply with present loan repayment terms and may result in the loan being included as a classified asset for future periods.  At June 30, 2016, we had $13.3 million, or 3.8% of our net loans that were identified as potential problem loans compared to $12.1 million or 4.2% of our net loans at June 30, 2015.
Within these problem loans were the following:

•	a term loan of $2.4 million secured by single family residential condominium rental units in Oregon; and

•	a term loan of $1.1 million secured by commercial real estate in Washington.
The two loans described above comprise $3.5 million, or 26.4% of the potential problem loans that were identified as of June 30, 2016.  The loans identified above are located in Western Washington and Portland, Oregon and were in compliance with their repayment terms at June 30, 2016. No other potential problem loan had a balance in excess of $1.0 million at June 30, 2016.
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
We had a $340,000 provision for loan losses for the year ended June 30, 2016 compared to no provision for loan losses at June 30, 2015, primarily reflecting loan growth.  The specific risks that are considered in our analysis for determining the provision for loan losses include an automatic elevation in risk grade and corresponding reserve requirement based on loan payment and payment delinquencies, including debt to the borrower and related entities under loans to one borrower guidelines; and a qualitative analysis of the economic and portfolio trends.  We also continually monitor the market conditions reported at national, regional, and local levels including those from the FDIC, Case-Shiller, and Realtor Boards.
The calculation of the allowance for loan losses includes an incremental component, a qualitative component, and specific reserve amount as a result of impairment analysis.  The total allowance for loan losses was $3.8 million and $3.7 million at June 30, 2016 and 2015, respectively.  Of the total allowance at June 30, 2016, specific reserves decreased to $590,000 and general reserves increased to $3.2 million from specific reserves of $740,000 and general reserves of $3.0 million, respectively, at June 30, 2015. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.  Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses based on loan growth, economic conditions, charge-offs and portfolio composition.
Levels and trends in delinquencies and nonperforming loans have decreased during the year ended June 30, 2016. During the current economic cycle, we have experienced changes in our portfolio with respect to delinquent, nonperforming and impaired loans.  At June 30, 2016 and June 30, 2015, our total delinquent loans, including loans 30 or more days past due, were $3.3 million and $3.6 million, respectively, which included nonperforming loans of $2.0 million at the end of each year.  Net charge-offs during the years ended June 30, 2016 and June 30, 2015 were $282,000 and $903,000, respectively.
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
As of June 30, 2016 and 2015, we had impaired loans of $10.7 million and $11.2 million, respectively.  Included within the impaired loan totals are loans identified as troubled debt restructures.

The following table summarizes the distribution of the allowance for loan losses by loan category at the dates indicated:

	At June 30,
	2016			2015			2014			2013			2012
	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans
	(Dollars in thousands)
Real estate:
One-to-four family	$61,230	$798	17.4%	$57,944	$1,113	20.1%	$63,009	$1,550	21.9%	$73,901	$1,393	26.1%	$82,709	$1,659	28.0%
Multi-family	53,742	454	15.3	43,249	95	15.0	47,507	229	16.5	38,425	156	13.6	42,032	238	14.2
Commercial	149,527	1,333	42.5	128,306	262	44.5	107,828	682	37.6	106,859	671	37.7	97,306	578	32.9
Construction	21,793	271	6.2	11,731	247	4.1	19,690	190	6.9	5,641	356	2.0	6,696	148	2.3
Land loans	6,839	75	1.9	4,069	75	1.4	4,126	74	1.4	5,330	531	1.9	7,062	368	2.4
Total real estate	293,131	2,931	83.3	245,299	1,792	85.1	242,160	2,725	84.3	230,156	3,107	81.2	235,805	2,991	79.8
Consumer:
Home equity	16,599	369	4.7	17,604	189	6.1	20,894	290	7.3	25,835	376	9.1	31,504	681	10.7
Credit cards	2,969	118	0.8	3,289	161	1.1	3,548	167	1.2	4,741	283	1.7	5,180	328	1.8
Automobile	597	3	0.2	686	39	0.2	1,073	63	0.4	1,850	103	0.7	3,342	373	1.1
Other	1,933	26	0.5	2,347	56	0.8	2,838	67	1.0	2,723	55	1.0	2,968	126	1.0
Total consumer	22,098	516	6.2	23,926	445	8.3	28,353	587	9.9	35,149	817	12.4	42,994	1,508	14.6
Commercial business	36,848	332	10.5	18,987	1,405	6.6	16,737	1,231	5.8	18,211	1,172	6.4	16,618	2,558	5.6
Unallocated	—	—	—	—	79	—	—	81	—	—	51	—	—	—	—
Total	$352,077	$3,779	100.0%	$288,212	$3,721	100.0%	$287,250	$4,624	100.0%	$283,516	$5,147	100.0%	$295,417	$7,057	100.0%

Management believes that it uses the best information available to determine the allowance for loan losses.  However, unforeseen market conditions could result in adjustments to the allowance for loan losses and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated:

	Year Ended June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Allowance at beginning of period	$3,721	$4,624	$5,147	$7,057	$7,239
Provision for loan losses	340	—	—	750	2,735
Recoveries:
Real estate loans:
One-to-four family	194	129	389	143	498
Multi-family	6	—	—	—	—
Commercial	1	—	972	201	18
Construction	349	254	374	43	271
Land loans	—	—	—	—	—
Total real estate	550	383	1,735	387	787
Consumer:
Home equity	61	44	37	57	20
Credit cards	43	60	46	51	121
Automobile	5	3	6	23	20
Other	9	8	49	68	22
Total consumer	118	115	138	199	183
Commercial business	7	96	38	37	131
Total recoveries	675	594	1,911	623	1,101
Charge-offs:
Real estate loans:
One-to-four family	258	561	897	416	1,465
Multi-family	—	159	—	—	—
Commercial	225	340	403	—	571
Construction	—	—	—	105	561
Land loans	—	—	—	—	—
Total real estate	483	1,060	1,300	521	2,597
Consumer:
Home equity	180	239	572	356	337
Credit cards	105	72	198	212	492
Automobile	4	—	41	30	59
Other	101	40	65	633	470
Total consumer	390	351	876	1,231	1,358
Commercial business	84	86	258	1,531	63
Total charge-offs	957	1,497	2,434	3,283	4,018
Net charge-offs	282	903	523	2,660	2,917
Balance at end of period	$3,779	$3,721	$4,624	$5,147	$7,057
Allowance for loan losses as a percentage of total loans outstanding at the end of the period	1.1%	1.3%	1.6%	1.8%	2.4%
Net charge-offs as a percentage of average total loans outstanding during the period	0.1%	0.3%	0.2%	0.9%	0.9%
Allowance for loan losses as a percentage of nonperforming loans at the end of period	191.6%	185.0%	98.1%	83.6%	80.4%

Our Executive Loan Committee reviews the appropriate level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based on the risk composition of our loan portfolio, delinquency levels, loss experience, economic conditions, bank regulatory examination results, seasoning of the loan portfolios and other factors related to the collectability of the loan portfolio as detailed further in this Form 10-K under Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses” of this Form 10-K. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.
Management believes that our allowance for loan losses as of June 30, 2016 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
The following table provides certain summary information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated:

	Year Ended June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Provision for loan losses	$340	$—	$—	$750	$2,735
Allowance for loan losses	3,779	3,721	4,624	5,147	7,057
Allowance for loan losses as a percentage of total loans outstanding at the end of the period	1.1%	1.3%	1.6%	1.8%	2.4%
Net charge-offs	282	903	523	2,660	2,917
Total of nonaccrual and 90 days past due loans still accruing interest	1,972	2,011	4,714	6,159	8,722
Allowance for loan losses as a percentage of nonperforming loans at end of period	191.6%	185.0%	98.1%	83.6%	80.4%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.6%	0.7%	1.6%	2.2%	3.0%
Total loans	$352,077	$288,212	$287,250	$283,516	$295,417

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

At June 30, 2016, our investment portfolio consisted principally of mortgage-backed securities, municipal bonds and mutual funds consisting of mortgage-backed securities.  From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management’s projected demand for funds for loan originations, deposits and other activities.
Mortgage-Backed Securities.  The mortgage-backed securities in our investment portfolio were comprised of Freddie Mac, Fannie Mae and Ginnie Mae mortgage-backed securities.  At June 30, 2016, the amortized cost of mortgage-backed securities held in the available-for-sale category was $23.6 million with a weighted average yield of 2.89%, while the mortgage-backed securities in the held-to-maturity category was $6.3 million with a weighted average yield of 3.21%.
Municipal Bonds.  The tax-exempt and taxable municipal bond portfolios were comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations.   All bonds are rated “A” or better and are from issuers located within the State of Washington. The weighted average yield on the tax exempt bonds (on a tax equivalent basis) was 5.83% at June 30, 2016, and the total amount of amortized cost of our municipal bonds was $175,000 at that date, of which all were categorized as available-for-sale.
Federal Home Loan Bank Stock.  As a member of the FHLB of Des Moines, we are required to own capital stock in the FHLB of Des Moines.  The amount of stock we hold is based on guidelines specified by the FHLB of Des Moines. The redemption of any excess stock is determined daily based on our membership requirement as well as outstanding borrowings. The carrying value of FHLB stock was $3.0 million at June 30, 2016.
Our investment in  FHLB stock is carried at cost, which approximates fair value.  As a member of the FHLB System, we are required to maintain a minimum level of investment in FHLB stock based on specific percentages of our outstanding mortgages, total assets, or FHLB advances.  At June 30, 2016, our minimum investment requirement was $3.0 million.  We were in compliance with the FHLB minimum investment requirement at June 30, 2016.  For the year ended June 30, 2016, we received $22,000 of dividends from the FHLB.
Bank-Owned Life Insurance.  We purchase bank-owned life insurance policies (“BOLI”) to offset future employee benefit costs.  At June 30, 2016, we had a $19.5 million investment in life insurance contracts.  The purchase of BOLI policies, and its increase in cash surrender value, is classified as “Life insurance investment, net of surrender charges” in our Consolidated Statements of Financial Condition.  The income related to the BOLI, which is generated by the increase in the cash surrender value of the policy. See Item 8. "Financial Statements and Supplementary Data" of this Form 10-K for our Consolidated Financial Statements and specifically the Consolidated Statements of Financial Condition and Consolidated Statements of Income regarding BOLI.

The following table sets forth the composition of our investment portfolio at the dates indicated:

	At June 30,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale:
Securities:
Municipal bonds	$175	$175	$434	$435	$443	$446
Mortgage-backed securities:
FHLMC (1)	9,442	9,559	11,780	11,791	16,901	16,956
FNMA (2)	13,199	13,204	16,534	16,408	20,567	20,331
GNMA (3)	734	727	948	931	1,196	1,184
Total available-for-sale	23,550	23,665	29,696	29,565	39,107	38,917
Held-to-maturity:
Securities:
Municipal bonds	—	—	119	119	127	127
Mortgage-backed securities:
FHLMC	2,793	2,845	3,367	3,406	3,958	4,017
FNMA	1,513	1,613	1,858	1,960	2,268	2,394
GNMA	1,985	1,967	2,273	2,207	2,412	2,370
Total held-to-maturity	6,291	6,425	7,617	7,692	8,765	8,908
Total securities	$29,841	$30,090	$37,313	$37,257	$47,872	$47,825
(1) Federal Home Loan Mortgage Corporation (Freddie Mac)
(2) Federal National Mortgage Association (Fannie Mae)
(3) Government National Mortgage Association (Ginnie Mae)

The table below sets forth information regarding the amortized cost, weighted average yields and maturities or call dates of Anchor Bank’s investment portfolio at June 30, 2016:

			At June 30, 2016
	At June 30, 2016		One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Mortgage-Backed Securities		Totals
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	MBS Securities Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale:
Securities:
Municipal bonds (1)	$175	5.83%	$—	—%	$—	—%	$—	—%	$175	5.83%	$—	—%	$175	5.83%
Mortgage-backed securities:
FHLMC	9,442	2.80	—	—	—	—	—	—	—	—	9,442	2.80	9,442	2.80
FNMA	13,199	2.96	—	—	—	—	—	—	—	—	13,199	2.96	13,199	2.96
GNMA	734	2.63	—	—	—	—	—	—	—	—	734	2.63	734	2.63
Total available-for-sale	23,550		—		—		—		175		23,375		23,550
Held-to-maturity:
Securities:
Municipal bonds (1)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Mortgage-backed securities:
FHLMC	2,793	2.86	—	—	—	—	—	—	—	—	2,793	2.86	2,793	2.86
FNMA	1,513	3.76	—	—	—	—	—	—	—	—	1,513	3.76	1,513	3.76
GNMA	1,985	3.29	—	—	—	—	—	—	—	—	1,985	3.29	1,985	3.29
Total held-to-maturity	6,291		—		—		—		—		6,291		6,291
Total	$29,841		$—		$—		$—		$175		$29,666		$29,841

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
Deposits.  Substantially all of our depositors are residents of Washington State.  Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of rates.  Deposit account terms vary according to the minimum balance required the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the development of long term profitable customer relationships, current market interest rates, current maturity structure and deposit mix, our customer preferences and the profitability of acquiring customer deposits compared to alternative sources.
At June 30, 2016, we had $61.8 million of jumbo ($100,000 or more) retail certificates of deposit.  We also had $8.7 million in public funds, which represented 2.9% of total deposits at June 30, 2016.  Anchor Bank had no brokered deposits at June 30, 2016.
In the unlikely event we are liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to Anchor Bancorp, as the sole shareholder of Anchor Bank. For additional information, see Note 1 of the Notes to Consolidated Financial Statements.
Deposit Activities.  The following table sets forth our total deposit activities for the periods indicated:

	Year Ended June 30,
	2016	2015	2014
	(In thousands)
Beginning balance	$299,812	$311,034	$328,584
Net deposits (withdrawals) before interest credited	(1,505)	(13,952)	(20,486)
Interest credited	2,587	2,730	2,936
Net increase (decrease) in deposits	1,082	(11,222)	(17,550)
Ending balance	$300,894	$299,812	$311,034

The following table sets forth information concerning our time deposits and other deposits at June 30, 2016:

Weighted Average Interest Rate					Percentage of Total Deposits
				Minimum Balance
	Term	Category	Amount
			(In thousands)
0.15%	N/A	Savings deposits	$44,986	$100	15.0%
0.04	N/A	Demand deposit accounts	78,200	10	26.0
0.17	N/A	Money market accounts	59,270	1,000	19.7

		Certificates of Deposit
0.10	6 month	Fixed-term, fixed rate	1,727	500	0.6
0.25	9-12 month	Fixed-term, fixed rate	6,916	500	2.3
0.49	13-16 month	Fixed-term, fixed rate	436	500	0.1
0.53	18-20 month	Fixed term-fixed or variable rate	7,397	500	2.4
0.26	24 month	Fixed term-fixed or variable rate	6,153	2,000	2.0
0.56	30-36 month	Fixed term-fixed or variable rate	8,001	500	2.7
0.99	48 month	Fixed term-fixed or variable rate	5,810	500	1.9
1.3	60 month	Fixed term-fixed or variable rate	8,148	500	2.7
3.14	96 month	Fixed term-fixed or variable rate	62,497	500	20.8
0.6	Other	Fixed term-fixed or variable rate	11,353	500	3.8
		Total of certificates of deposit	$118,438		39.3%
		Total of deposits	$300,894		100.0%

Time Deposits by Rate.  The following table sets forth our time deposits classified by rates as of the dates indicated:

	At June 30,
	2016	2015	2014
	(In thousands)
0.00 - 0.99%	$45,474	$50,185	$57,926
1.00 - 1.99	14,024	9,608	11,143
2.00 - 2.99	15,641	17,813	19,600
3.00 - 3.99	42,929	44,062	44,033
4.00 - 4.99	370	4,522	4,973
5.00 - 5.99	—	140	136
Total	$118,438	$126,330	$137,811

Time Deposit Certificates.  The following table sets forth the amount and maturities of time deposit certificates at June 30, 2016:

	Amount Due
	Within 1 Year	After 1 Year Through 2 Years	After 2 Years Through 3 Years	After 3 Years Through 4 Years	Beyond 4 Years	Total
	(In thousands)
0.00 - 0.99%	$34,490	$7,659	$3,038	$179	$108	$45,474
1.00 - 1.99	2,658	1,027	137	6,114	4,088	14,024
2.00 - 2.99	290	—	11,019	4,205	127	15,641
3.00 - 3.99	5,433	17,851	19,645	—	—	42,929
4.00 - 4.99	370	—	—	—	—	370
5.00 - 5.99	—	—	—	—	—	—
Total	$43,241	$26,537	$33,839	$10,498	$4,323	$118,438
The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of June 30, 2016.  Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Time Deposit Certificates
Maturity Period
(In thousands)

Three months or less	$6,239
Over three through six months	6,916
Over six through twelve months	9,175
Over twelve months	39,478
Total	$61,808
Deposits.  The following table sets forth the balances of deposits in the various types of accounts we offered at the dates indicated:

	At June 30,
	2016			2015			2014
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total
	(Dollars in thousands)
Savings deposits	$44,986	15.0%	$2,587	$42,399	14.1%	$2,706	$39,693	12.8%
Demand deposit accounts	78,200	26.0	11,033	67,167	22.4	3,247	63,920	20.6
Money market accounts	59,270	19.7	(4,646)	63,916	21.3	(5,694)	69,610	22.4
Fixed-rate certificates which mature in the year ending:
Within 1 year	39,581	13.2	2,484	37,097	12.4	(6)	37,103	11.9
After 1 year, but within 2 years	25,090	8.3	6,868	18,222	6.1	3,804	14,418	4.6
After 2 years, but within 5 years	48,534	16.1	(13,310)	61,844	20.6	(3,259)	65,103	20.9
Certificates maturing thereafter	50	—	(2,051)	2,101	0.7	(6,670)	8,771	2.8
Variable rate certificates	5,183	1.7	(1,883)	7,066	2.4	(5,350)	12,416	4.0
Total	$300,894		$1,082	$299,812		$(11,222)	$311,034

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
As a member of the FHLB of Des Moines, we are required to own capital stock in the FHLB of Des Moines and are authorized to apply for advances on the security of that stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met.  Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  We also maintain a committed credit facility with the FHLB of Des Moines that provides for immediately available advances up to an aggregate of 35% of the prior quarter’s total assets of Anchor Bank. At June 30, 2016, outstanding advances to Anchor Bank from the FHLB of Des Moines totaled $62.0 million as compared to $10.0 million at June 30, 2015.
The following tables set forth information regarding FHLB of Des Moines advances by us during and at the end of the periods indicated:

	Year Ended June 30,
	2016	2015	2014
	(Dollars in thousands)
Maximum amount of borrowing outstanding at any month end:
FHLB advances	$62,000	$22,500	$64,900
Approximate average borrowing outstanding:
FHLB advances	29,875	13,629	26,015
Approximate weighted average rate paid on:
FHLB advances	0.94%	2.65%	2.86%

	At June 30,
	2016	2015	2014
	(Dollars in thousands)
Balance outstanding at end of period:
FHLB advances	$62,000	$10,000	$17,500
Weighted average rate paid on:
FHLB advances	0.94%	1.18%	3.58%

Subsidiaries and Other Activities
Anchor Bank.  Anchor Bank has one wholly-owned subsidiary, Anchor Financial Services, Inc., that is currently inactive.   At June 30, 2016, Anchor Bank’s equity investment in Anchor Financial Services, Inc. was $303,000.
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
Employees
At June 30, 2016, we had 107 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  We consider our employee relations to be good.

Executive Officers.  The following table sets forth information regarding the executive officers of the Company and the Bank:

	Age at June 30, 2016	Position
Name		Company	Bank
Jerald L. Shaw	70	President and Chief Executive Officer	President and Chief Executive Officer
Terri L. Degner	53	Chief Financial Officer	Chief Financial Officer
Gary P. Koch	62	Executive Vice President	Executive Vice President and Chief Lending Officer
Matthew F. Moran	53	Executive Vice President	Executive Vice President and Chief Credit Officer
Biographical Information.  The following is a description of the principal occupation and employment of the executive officers of the Company and the Bank during at least the past five years:
Jerald L. Shaw is the President and Chief Executive Officer of Anchor Bank, positions he has held since July 2006. He has also served in those capacities for Anchor Bancorp since its formation is September 2008. Prior to serving as President and Chief Executive Officer, he served as Chief Operating Officer from 2004 to 2006 and Chief Financial Officer from 1988 to 2002. Prior to that, he served Anchor Bank and its predecessor, Aberdeen Federal Savings and Loan Association, in a variety of capacities since 1976. Prior to that time, Mr. Shaw piloted C-130 aircraft for the U.S. Air Force including numerous combat missions during the Vietnam War. Having performed virtually every position at Anchor Bank, he has extensive knowledge of our operations. He is a distinguished graduate of the School for Executive Development of the U.S. League of Savings Institutions at the University of Washington. Mr. Shaw is also a graduate of the Asset Liability Management School of America's Community Bankers, and many other educational programs. He is a past member of the Board of Trustees for the Thurston County Chamber of Commerce, and a member of the South Sound YMCA. Mr. Shaw also holds a position on the Board of the Washington Bankers Association.
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
Gary P. Koch is the Executive Vice President and Chief Lending Officer of Anchor Bank, a position he has held since December 2014. In his current capacity, Mr. Koch serves on many Bank committees, including Chairman of the Executive Loan Committee, and as a member of Executive Management, Senior Management, Risk Management, ALCO, IT, Loan Policy, and Problem Asset committees. Mr. Koch has more than 37 years in banking and finance, beginning in 1976 as an investment officer with National Bank of Alaska. From 1983 until 1989 he served as Senior Vice President Investments and Funds Management for Key Bank of Alaska and Chief Investment Officer and a Director of Key Trust Company of Alaska. From 1989 until 2009 he served in a variety of positions, including most recently as Senior Vice President and Team Leader for Business Banking in Southwest Washington. From 2010 until 2014, he was Commercial Banking Officer at Fife Commercial Bank, Fife, Washington. Mr. Koch joined Anchor Bank in April 2014. In October of 2014 he was named Senior Vice President and Senior Commercial Lender. Mr. Koch earned his Bachelor of Science Degree in Economics from Willamette University in Salem, Oregon. Mr. Koch also participates as a volunteer for charitable organizations including Rotary, Relay for Life, and Habitat for Humanity. He has served on the Board of Directors for United Way and Mason General Hospital Foundation.
Matthew F. Moran is the Executive Vice President and Chief Credit Officer responsible for all aspects of our commercial and retail lending activity. Mr. Moran joined Anchor Bank in April 2015. Mr. Moran previously served as Executive Vice President and Chief Credit Officer at Sound Community Bank from May 2007 through October 2014. Prior to that, he was a Senior Examiner and Credit Specialist with the Office of Thrift Supervision (which has since been merged into the Office of the Comptroller of the Currency ("OCC") for one year. From 2004 to 2006, he was Vice President - Commercial Credit for Inland NW Bank. From 2001 to 2004, he was Vice President and Team Leader SE Washington of Community Bancshares, a $350 million community bank where he was responsible for all new credit development in South East Washington. Mr. Moran brings more than 20 years of banking experience to Anchor Bank, including five years with First Financial Bank of Omaha as the Asset/Liability Manager for the consolidated entities under First National Nebraska, Inc. a $10 billion bank holding company. Prior to that, Mr. Moran spent six years as a National Bank Examiner with the OCC, where in addition to his Safety and Soundness responsibilities he also served as a specialist in the Large Bank Capital Markets Examination Program. In 2010, Mr. Moran graduated from the Pacific Coast Banking School, which is affiliated with the Graduate School of Business of the University of Washington.
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
Regulation and Supervision of Anchor Bank

General. Anchor Bank, as a state-chartered savings bank, is subject to applicable provisions of Washington law and to regulations and examinations of the DFI. As an insured institution, it also is subject to examination and regulation by the FDIC, which insures the deposits of Anchor Bank to the maximum permitted by law. During these state or federal regulatory examinations, the examiners may require Anchor Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. This regulation of Anchor Bank is intended for the protection of depositors and the Deposit Insurance Fund ("DIF") of the FDIC and not for the purpose of protecting shareholders of Anchor Bank or Anchor Bancorp. Anchor Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to Anchor Bancorp. See "- Capital Requirements" and "- Dividends" below.
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
Insurance of Accounts and Regulation by the FDIC. The DIF of the FDIC insures deposit accounts in Anchor Bank up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended June 30, 2016, were $264,000. During the last three years our premiums have decreased due to the termination of the Order and increased quality of loan performance. Management is not aware of any existing circumstances which would result in termination of Anchor Bank's deposit insurance.
Under the FDIC's risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution's risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates. Assessments are based on an institution’s average consolidated total assets minus average tangible equity with an assessment rate schedule ranging from 2.5 to 45 basis points. The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what assessment rates may be in the future.
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
At June 30, 2016, Anchor Bank was categorized as "well capitalized". For additional information, see Note 13 of the Notes to Consolidated Financial Statements included in Item 8., "Financial Statements and Supplementary Data" of this Form 10-K.
Capital Requirements. Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital regulations adopted by the FDIC, which created a new required ratio for common equity Tier 1 (“CET1”) capital, increased the minimum leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios, and changed what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the “Basel III” requirements.
Under the new capital regulations, the minimum capital level requirements applicable to Anchor Bancorp and Anchor Bank are: (i) a CETI capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6.0%; (iii) a total capital ratio of 8.0%; and (iv) a Tier 1 leverage ratio of 4.0% for all financial institutions. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.
In addition to the minimum capital requirements, a new capital conservation buffer must be maintained which consists of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The capital conservation buffer requirement is subject to a phase in period, which began on January 1, 2016 with the requirement for a buffer of greater than 0.625% of risk-weighted assets. This capital conservation buffer will increase each year until the capital conservation buffer requirement is fully phased in on January 1, 2019.
The table below sets forth Anchor Bank’s capital position under the prompt corrective action regulations of the FDIC at June 30, 2016 and 2015. The Bank paid a $680,000 cash dividend to Anchor Bancorp on June 30, 2016. The dividend will be used to support the Company's operations including the possible repurchase of the Company's common stock.

	At June 30,
	2016		2015
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank equity capital under GAAP	$63,196		$63,723

Total risk-based capital	$59,938	15.7%	$57,321	17.4%
Total risk-based capital requirement	30,580	8.0	26,422	8.0
Excess	$29,358	7.7%	$30,899	9.4%

Tier 1 risk-based capital	$56,159	14.7%	$53,600	16.2%
Tier 1 risk-based capital requirement	22,935	6.0	19,816	6.0
Excess	$33,224	8.7%	$33,784	10.2%

Common equity Tier 1 capital	$56,159	14.7%	$53,600	16.2%
Common equity Tier 1 capital requirement	17,201	4.5	14,862	4.5
Excess	$38,958	10.2%	$38,738	11.7%

Tier 1 leverage capital	$56,159	13.5%	$53,600	14.3%
Tier 1 leverage capital requirement	16,620	4.0	14,963	4.0
Excess	$39,539	9.5%	$38,637	10.3%
The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular risks or circumstances.
Anchor Bank’s management believes that, under the current regulations, Anchor Bank will continue to meet its minimum capital requirements in the foreseeable future.  However, events beyond the control of Anchor Bank, such as a downturn in the economy in areas where it has most of its loans, could adversely affect future earnings and, consequently, the ability of Anchor Bank to meet its capital requirements. For additional information regarding the Bank’s required and actual capital levels at June 30, 2016, see Note 13 of the Notes to Consolidated Financial Statements included in Item 8., “Financial Statements and Supplementary Data” of this Form 10-K.
Federal Home Loan Bank System.  Anchor Bank is a member of the FHLB of Des Moines following the voluntary merger of the FHLB of Seattle with and into the FHLB Des Moines effective May 31, 2015. The FHLB of Des Moines is one of 11 regional FHLBs that administer the home financing credit function of savings institutions.  As a member, Anchor Bank is required to purchase and maintain stock in the FHLB. At June 30, 2016, the Bank had $3.0 million in FHLB stock, which was in compliance with this requirement. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See "Business - Deposit Activities and Other Sources of Funds - Borrowings" in this Form 10-K.
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
Real Estate Lending Standards. FDIC regulations require Anchor Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans.  These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements.  Anchor Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions.  Anchor Bank’s Board of Directors is required to review and approve Anchor Bank’s standards at least annually.  The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans.  Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multifamily or other non-one-to-four-family properties should not exceed 30% of total capital.  Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Anchor Bank’s records and reported at least quarterly to Anchor Bank’s Board of Directors.  Anchor Bank is in compliance with the record and reporting requirements.  As of June 30, 2016, Anchor Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were 2.48% and Anchor Bank’s loans on commercial, agricultural, multifamily or other non-one-to-four-family properties in excess of  the supervisory loan-to-value ratios were 1.23%.  Based on strong risk management practices, Anchor Bank has consistently operated above the aggregate 100% of capital guideline limit since these standards were imposed.
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
Federal Reserve System.  The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank.  As of June 30, 2016, Anchor Bank’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.
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
The amount of dividends actually paid during any one period is strongly affected by Anchor Bank’s policy of maintaining a strong capital position.  Federal law further provides that no insured depository institution may pay a cash dividend if it would cause the institution to be “undercapitalized,” as defined in the prompt corrective action regulations.  Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice. In addition, as noted above, under "Capital Requirements", if the Bank does not have the required capital conservation buffer, its ability to pay dividends to the Company is limited, which may limit the ability of the Company to pay dividends to its shareholders.
Regulation and Supervision of Anchor Bancorp
General.  Anchor Bancorp is a bank holding company registered with the Federal Reserve and the sole shareholder of Anchor Bank.  Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHCA”), and the regulations promulgated thereunder.  This regulation and oversight is generally intended to ensure that Anchor Bancorp limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of Anchor Bank.
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

The Bank Holding Company Act.  Under the BHCA, Anchor Bancorp is supervised by the Federal Reserve.  The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, the Dodd-Frank Act and earlier Federal Reserve policy provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.
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
Regulatory Capital Requirements.  The Federal Reserve has adopted capital guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications under the BHCA. These guidelines apply on a consolidated basis to bank holding companies with $500 million or more in assets, or with fewer assets but certain risky activities, and on a bank-only basis to other companies. These bank holding company capital adequacy guidelines are similar to those imposed by the FDIC on the Bank. For a bank holding company with less than $500 million in total consolidated assets, such as the Company, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. In July 2013, the Federal Reserve and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. As of June 30, 2016, Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 leverage-based capital, CET1 capital, Tier 1 risk-based capital and total risk-based capital ratios of 14.4%, 15.7%, 15.7% and 16.6%, respectively. For additional information, see the section above entitled “- Regulation and Supervision of Anchor Bank - Capital Requirements” and Note 13 of the Notes to Consolidated Financial Statements included in Item 8., "Financial Statements and Supplementary Data," of this Form 10-K.

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

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. The Federal Reserve Board has recently increased the federal funds rate by 25 basis points and indicated further increases in the federal funds rate in 2016. As the federal funds rate increases, market interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.
Our loan portfolio is concentrated in loans with a higher risk of loss.
In addition to residential mortgage loans, we originate construction and land loans, commercial and multi-family mortgage loans, commercial business loans, and consumer loans primarily within our market areas.  At June 30, 2016, we had $220.5 million outstanding in non-residential loans.  At that date, loans delinquent 30 days or more, including nonperforming loans, were $3.3 million, and delinquent loans represented 0.9% of total loans. Many of these loans are perceived to have greater credit risk than residential real estate loans for a number of reasons, including those described below:
Commercial and Multi-family Mortgage Loans.  These loans typically involve higher principal amounts than other types of loans. Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  At June 30, 2016, we had $203.3 million or 57.7% of total loans in commercial and multi-family mortgage loans, $318,000 or 0.1% of which were nonperforming.
Construction and Land Loans. During the fiscal years ended June 30, 2016 and 2015, we originated $65.2 million and $12.8 million in construction loans, and $4.4 million and $776,000 in land loans. From June 30, 2012 through June 30, 2016, our construction loans grew 225.5%, while our land loans declined by 3.2%. At June 30, 2016, we had $28.6 million or 8.1% of total loans in construction and land loans of which $6.8 million were land loans.
Construction and land acquisition and development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.  Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, no payment from the borrower is generally required since the accumulated interest is added to the principal of the loan through an interest reserve.
Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project.
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
As a result, construction and land lending often involves the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or to obtain permanent take-out financing, rather than the ability of the borrower or guarantor to independently repay principal and interest.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences because there is the added risk associated with identifying an end-purchaser for the finished project. At June 30, 2016, $11.2 million of our construction loans were to builders for speculative residential construction.  At June 30, 2016, none of our construction and land loans were nonperforming.
Commercial Business Loans. At June 30, 2016, we had $36.8 million or 10.5% of total loans in commercial business loans, however, we are currently planning on expanding our commercial business lending, subject to market conditions.  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrower's cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible, inventories may be obsolete or of limited use, and other collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower.  At June 30, 2016, nonperforming commercial business loans totaled $97,000.
Consumer Loans.  We make secured and unsecured consumer loans.  Our secured consumer loans are collateralized with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.   At June 30, 2016, we had $22.1 million or 6.3% of total loans in consumer loans of which $17,000 were nonperforming.  Of this amount, $16.6 million were in home equity loans, some of which are loans in amounts for up to 100% of collateral value.  For more information about the credit risk, we face with respect to these types of loans, see “Our business may be adversely affected by credit risk associated with residential property.”
Our business may be adversely affected by credit risk associated with residential property.
At June 30, 2016, $61.2 million, or 17.4%, of our total loan portfolio, was secured by one-to-four single-family real property. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington housing markets in which we operate may reduce the value of the real estate collateral securing these loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices couples with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations. These declines may also have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.
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
As of June 30, 2016, we held in our loan portfolio $4.2 million in one-to-four family mortgage loans ($2.5 million of which were fixed rate), $1.8 million of home equity loans (of which $933,000 were fixed rate) and $180,000 of other types of consumer loans (all of which were fixed rate), which are considered “subprime” by federal banking regulators.  The aggregate amount of loans considered subprime at June 30, 2016 was $6.2 million or 1.7% of our total loan portfolio. In exchange for the additional lender risk associated with these loans, these borrowers generally are required to pay a higher interest rate, and depending on the severity of the credit history, a lower loan-to-value ratio may be required than for a conforming loan borrower. At the time of loan origination, our subprime borrowers had an average Fair Isaac and Company, Incorporated, or FICO, credit score of 629 and a weighted average loan-to-value ratio of 64%, which loan-to-value ratio may be significantly understated if current market values are used. A FICO score is a principal measure of credit quality and is one of the significant criteria we rely upon in our underwriting. Generally, a FICO score higher than 660 indicates the borrower has an acceptable credit reputation. At June 30, 2016, $153,000 or 2.5% of our subprime loans were categorized as nonperforming assets. Subprime loans are generally considered to have an increased risk of delinquency and foreclosure than do conforming loans, especially when adjustable rate loans adjust to a higher interest rate. We had not experienced such increased delinquencies or foreclosures at June 30, 2016, however, our subprime loan portfolio will be adversely affected in the event of a further downturn in regional or national economic conditions. In addition, we may not recover funds in an amount equal to any remaining loan balance. Consequently, we could sustain loan losses and potentially incur a higher provision for loan loss expense.
Our concentration in non-owner occupied residential real estate loans may expose us to increased credit risk.
At June 30, 2016, $25.8 million, or 42.2% of our residential mortgage loan portfolio and 9.0% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At June 30, 2016, we had 12 non-owner occupied residential loan relationships, with aggregate outstanding balances of $16.7 million, of which five loan relationships had an aggregate outstanding balance over $500,000. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan. At June 30, 2016, all of our non-owner occupied residential mortgage loans complied with their loan repayment terms, except for two loans which totaled $214,000 at that date.
We have a concentration of large loans outstanding to a limited number of borrowers that increases our risk of loss.
We have extended significant amounts of credit to a limited number of borrowers, largely in connection with our commercial real estate, non-owner occupied residential real estate loans and construction loans. At June 30, 2016, the aggregate amount of loans to our ten largest borrowers amounted to approximately $82.5 million or 23.4% of total loans. At this date, none of the loans to our ten largest borrowers were nonperforming.
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
The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending, guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have total commercial real estate loans representing 300% or more of the institutions total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. Like many community banks, we have a concentration in commercial real estate loans, and have also experienced a 67.9% growth in our commercial real estate portfolio during the past 36 months. Commercial real estate loans represent 249.5% of total risk based capital as of June 30, 2016 compared to 223.8% of total risk based capital at June 30, 2015. In addition, our total of income producing or non-owner occupied commercial real estate loans was $155.4 million or 259.2% of total capital at June 30, 2016 compared to $126.8 million or 211.7% of total capital at June 30, 2015.  While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.
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
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Additionally, pursuant to our growth strategy, management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for loan losses we will need additional provisions to replenish the allowance for loan losses.  Any additional provisions will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.
If our nonperforming assets increase, our earnings will be adversely affected.
At June 30, 2016, our nonperforming assets which consist of nonaccruing loans and real estate owned were $2.4 million, or 0.6% of total assets.  Our nonperforming assets adversely affect our net income in various ways:

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
If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term certificates of deposit and other deposits yielding no or a relatively low rate of interest. At June 30, 2016, we had $43.2 million in certificates of deposit that mature within one year and $50.8 million in non-interest bearing demand deposits. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, a substantial amount of our mortgage loans and home equity loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing, could have an adverse effect on our results of operations as a result of substantially reduced asset yields.
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
Our noninterest expense often exceeds our net interest income before provision for loan losses and we have relied on our noninterest income to record net income. We face significant challenges that will hinder our ability to generate competitive returns. Our most significant challenge has been our low interest rate spread and margin during recent periods. As a result, we have become even more reliant on our noninterest income, including from time to time significant gains on sales of investments in order to increase noninterest income.  These gains on sales of investments are subject to market and other risks and cannot be relied upon.  During the years ended June 30, 2016 and 2015, net interest income before provision for loan losses was less than noninterest expense by $3.3 million and $3.0 million, respectively. While we have identified various strategic initiatives that we will pursue in our efforts to overcome these challenges and improve earnings, our strategic initiatives may not succeed in generating and increasing income. If we are unable to generate or increase income, our stock price may be adversely affected.
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
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the Federal Home Loan Bank of Des Moines (“FHLB”) and other borrowings to fund our operations.  At June 30, 2016, we had $62.0 million of FHLB advances outstanding with an additional $84.9 million of available borrowing capacity.  Additionally we have $5.0 million available with Pacific Coast Bankers Bank and $1.0 million available with the Federal Reserve. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets where our loans are concentrated, or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry.
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
Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  Accordingly, we may not be able to raise additional capital if needed on terms that are acceptable to us, or at all.  If we cannot raise additional capital when needed, our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected.  In addition, if we are unable to raise additional capital when required by the FDIC and DFI, we may be subject to adverse regulatory action.
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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

At June 30, 2016, we had one administrative office, 10 full service banking offices of which eight locations are owned and two locations are leased.  At June 30, 2016, the net book value of our investment in premises, equipment and leaseholds was $10.4 million.  The net book value of our data processing and computer equipment at June 30, 2016 was $215,000.

The following table provides a list of our main and branch offices and indicates whether the properties are owned or leased:

Location	Leased or Owned	Lease Expiration Date	Square Footage	Net Book Value at June 30, 2016
				(In thousands)
ADMINISTRATIVE OFFICE
100 West First Aberdeen, Washington 98520	Owned	—	7,410	$1,203

BRANCH OFFICES:

Aberdeen (1) (2) 120 N. Broadway Aberdeen, Washington 98520	Owned	—	17,550	1,165

Centralia (2) 604 S. Tower Centralia, Washington 98531	Owned	—	3,000	593

Elma (2) 216 S. Third Street Elma, Washington 98541	Owned	—	2,252	277

Lacey (2) 601 Woodland Square Loop SE Lacey, Washington 98503	Owned	—	13,505	2,170

Montesano (2) 301 Pioneer Avenue East Montesano, Washington 98563	Owned	—	2,125	2,580

Ocean Shores (2) 795 Pt. Brown Avenue NW Ocean Shores, Washington 98569	Owned	—	2,550	546

Olympia (2) 2610 Harrison Avenue West Olympia, Washington 98502	Owned	—	1,882	441

(table continued on following page)

Location	Leased or Owned	Lease Expiration Date	Square Footage	Net Book Value at June 30, 2016

Puyallup (2) 10514 156th Street East Bldg B4, Suite 106 Puyallup, Washington 98374	Leased	11/30/2019	3,027	85

Shelton (3) 100 E. Wallace Kneeland Boulevard Shelton, Washington 98584	Leased	5/31/2018	673	23

Westport (2) 915 N. Montesano Westport, Washington 98595	Owned	—	3,850	918

________

(1)	Includes our home branch.

(2)	Drive-up ATM available.

(3)	Wal-Mart location.

Item 3. Legal Proceedings

The Company or Anchor Bank from time to time is involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have material adverse effect on our consolidated financial position, results of operation, or liquidity.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The NASDAQ Stock Market LLC’s Global Market, under the symbol “ANCB.”  As of June 30, 2016, there were 2,515,803 shares of common stock issued and outstanding and we had approximately 211 shareholders of record, excluding persons or entities who hold stock in nominee or “street name” accounts with brokers.  The Company has not paid any dividends to shareholders since its formation.
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
Stock Repurchases.  The following table summarizes Anchor Bancorp's common stock repurchases during the quarter ended June 30, 2016:

			Total Number of Shares Repurchased as Part of Publicly Announced	Maximum Number of Shares that May Yet Be Repurchased
	Total Number of Shares Purchased	Average Price Paid per Share

Period

April 1 - April 30, 2016	4,000	$24.00	4,000	73,500
May 1 - May 31, 2016	—	—	—	—
June 1 - June 30, 2016	73,500	24.00	73,500	—
	77,500	$24.00	77,500

In July 2015, the Board of Directors of Anchor Bancorp approved the repurchase of up to 127,500 shares of the Company's common stock, or five percent of the Company's outstanding shares. The plan expired on February 1, 2016, at which time 50,000 shares had been repurchased at an average price per share of $21.89. In March 2016, the Board of Directors authorized the repurchase of up to 77,500 of the Company's outstanding shares, which were repurchased during the quarter ended June 30, 2016 at an average price per share of $24.00.
Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

Performance Graph.  The following graph compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL All Thrift Index.  Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on January 26, 2011.

	Period Ending
Index	01/26/11	06/30/12	06/30/13	06/30/14	06/30/15	06/30/16
Anchor Bancorp	$100.00	$103.40	$167.70	$190.87	$224.90	$236.30
NASDAQ Composite	100.00	108.85	128.27	168.34	192.92	188.79
SNL Thrift Index	100.00	92.20	116.40	138.49	156.51	157.62
Source: SNL Financial LC, Charlottesville, VA

Item 6. Selected Financial Data
The following table sets forth certain information concerning our consolidated financial position and results of operations at and for the dates indicated and have been derived from our audited consolidated financial statements.  The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8., "Financial Statements and Supplementary Data” of this Form 10-K.

	At June 30,
	2016	2015	2014	2013	2012
FINANCIAL CONDITION DATA:	(In thousands)
Total assets	$431,504	$379,230	$389,128	$452,179	$470,815
Securities	175	554	573	1,591	1,798
Mortgage-backed securities	29,781	36,628	47,109	57,012	54,098
Loans receivable, net (1)	347,351	283,444	281,526	277,454	287,755
Deposits	300,894	299,812	311,034	328,584	345,798
FHLB advances	62,000	10,000	17,500	64,900	64,900
Total equity	63,196	63,722	53,674	52,367	54,024
__________________
(1)           Net of allowances for loan losses, loans in process and deferred loan fees.

	Year Ended June 30,
OPERATING DATA:	2016	2015	2014	2013	2012
	(In thousands)
Total interest income	$17,524	$16,886	$17,789	$19,727	$22,464
Total interest expense	2,830	3,076	3,681	4,764	6,090
Net interest income before provision for loan losses	14,694	13,810	14,108	14,963	16,374
Provision for loan losses	340	—	—	750	2,735
Net interest income after provision for loan losses	14,354	13,810	14,108	14,213	13,639
Noninterest income	4,205	4,503	4,075	4,924	6,674
Noninterest expense	18,025	16,807	17,760	19,392	22,025
Income (loss) before provision (benefit) for income tax	534	1,506	423	(255)	(1,712)
Total provision (benefit) for income tax	39	(8,321)	—	—	—
Net income (loss)	$495	$9,827	$423	$(255)	$(1,712)

	At June 30,
OTHER DATA:	2016	2015	2014	2013	2012
Number of:
Real estate loans outstanding	1,840	1,907	1,997	1,733	1,950
Deposit accounts	19,275	20,588	21,834	23,366	25,411
Full-service offices	10	11	11	11	13

	At or For the Year Ended June 30,
KEY FINANCIAL RATIOS:	2016	2015	2014	2013	2012
Performance Ratios:
Return on assets (1)	0.13%	0.43%	0.10%	(0.05)%	(0.36)%
Return on equity (2)	0.86	3.10	0.83	(0.49)	(3.13)
Equity to total assets ratio (3)	14.75	13.87	12.66	11.23	11.36
Interest rate spread (4)	3.91	3.83	3.68	3.35	3.43
Net interest margin (5)	4.12	4.05	3.87	3.53	3.65
Average interest-earning assets to average interest-bearing liabilities	126.8	124.7	119.2	115.9	116.4
Efficiency ratio (6)	95.4	91.8	97.7	97.5	95.6
Other operating expenses as a percent of average total assets	4.6	4.5	4.4	4.2	4.6
Book value per common share	$25.12	$25.69	$21.70	$21.25	$21.98
Tangible book value per common share (7)	$25.04	$25.59	$21.55	$21.04	$21.76

Anchor Bank Capital Ratios:
Tier I leverage	13.5	14.3	13.6	11.4	10.9
Common equity tier I capital (8)	14.7	16.2	N/A	N/A	N/A
Tier I risk-based	14.7	16.2	16.8	16.7	17.0
Total risk-based	15.7	17.4	18.0	18.8	18.2

Asset Quality Ratios:
Nonaccrual and 90 days or more past due loans as a percent of total loans	0.6	0.7	1.6	2.2	3.0
Nonperforming assets as a percent of total assets	0.6	0.7	2.5	2.7	3.3
Allowance for loan losses as a percent of total loans	1.1	1.3	1.6	1.8	2.4
Allowance for loan losses as a percent of nonperforming loans	191.6	185.0	98.1	83.6	80.4
Net charge-offs to average outstanding loans	0.1	0.3	0.2	0.9	0.9
_______________________

(1)	Net income (loss) divided by average total assets.

(2)	Net income (loss) divided by average equity.

(3)	Average equity divided by average total assets.

(4)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	The efficiency ratio represents the ratio of noninterest expense divided by the sum of net interest income and noninterest income.

(7)
We calculate tangible book value per share, a non-GAAP financial measure, by dividing tangible common equity by the number of common shares outstanding. We calculate tangible common equity by excluding intangible assets from stockholders' equity. The Company believes that this measure is consistent with the capital treatment by our bank regulatory agencies, which excludes intangible assets from the calculation of risk-based capital ratios and presents this measure to facilitate comparison of the quality and composition of the Company's capital over time and in comparison to its competitors. This non-GAAP financial measure has inherent limitations, is not required to be uniformly applied and is not audited. Further, the non-GAAP financial measure should not be considered in isolation or as a substitute for book value per share or total stockholders' equity determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies. Reconciliations of the GAAP and non-GAAP financial measures is presented below.

(8)	The common equity tier 1 capital ratio was required beginning the quarter ended March 31, 2015.

	June 30, 2016	June 30, 2015
	(In thousands)

Stockholders' equity	$63,196	$63,723
Less: intangible assets	206	235
Tangible common stockholders' equity	$62,990	$63,488

Total assets	$431,504	$379,230
Less: intangible assets	206	235
Tangible assets	$431,298	$378,995

Tangible common stockholders' equity	$62,990	$63,488
Common shares outstanding at end of period	2,515,803	2,480,865
Common stockholders' equity (book value) per share (GAAP)	$25.12	$25.69
Tangible common stockholders' equity (tangible book value) per share (non-GAAP)	$25.04	$25.59

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial conditions and results of operations. The information in this section has been derived from the Consolidated Financial Statements and footnotes thereto, which are included in Item 8., "Financial Statements and Supplementary Data" of this Form 10-K. You should read the information in this section in conjunction with the business and financial information regarding us as provided in this Form 10-K. Unless otherwise indicated, the financial information presented in this section reflects the consolidated financial condition and results of operations of Anchor Bancorp and its subsidiary.

Overview

Anchor Bancorp is a bank holding company which primarily engages in the business activity of its subsidiary, Anchor Bank.  Anchor Bank is a community-based savings bank primarily serving Western Washington through our 10 full-service banking offices (including one Wal-Mart in-store location) located within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, and one loan production office located in King County, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences, as well as consumer loans, with an emphasis on home equity loans and lines of credit. Since 1990, we have been aggressively offering commercial real estate loans and multi-family loans primarily in Western Washington.

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

Origination of commercial real estate loans. We plan to continue our focus on commercial real estate loans; we maintain a diversified portfolio the majority of these loans are secured by commercial income producing properties, including retail centers, warehouses, and office buildings located in our market areas.  At June 30, 2016 our commercial real estate portfolio totaled $149.5 million, or 42.5% of our total loan portfolio. We plan to increase our focus of owner-occupied commercial real estate which will bring a relationship that will potentially increase commercial business as well as deposits.

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

Improving our Earnings by Expanding Our Product Offerings.  We intend, subject to market conditions, to prudently increase the percentage of our assets consisting of higher-yielding commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations.  At June 30, 2016, our commercial business loans totaled $36.8 million, or 10.5% of our total loan portfolio.  We also intend to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling our loan and deposit products and additional services to our customers such as electronic invoicing and payroll services for our business customers.

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

Continued Expense Control.  Management has undertaken several initiatives to reduce noninterest expense and will continue to emphasize the identification of cost savings opportunities throughout all phases of our operations.  Our expense control measures have included eliminating Anchor Bank’s discretionary matching contribution to its 401(k) plan, reducing most marketing expenses and charitable contributions, cancelling certain projects and capital purchases, and reducing travel and entertainment expenditures.  In particular we have also reduced our number of full-time equivalent employees from 194 at September 30, 2008 to 107 at June 30, 2016, primarily by closing six in store Wal-Mart branch offices as a result of their failure to meet our required growth standards.  The reduction in personnel, cost savings and the closure of offices resulted in savings of approximately $1.8 million per year from the closure of these six offices. Notwithstanding these initiatives, our efforts to reduce noninterest expense were until recently adversely affected by significant costs associated with our REO and during the year ended June 30, 2016 by $1.8 million of stock-based compensation awards. As a result, noninterest expense increased by $1.2 million or 7.2% to $18.0 million during fiscal 2016 as compared to $16.8 million and $17.8 million during fiscal years 2015 and 2014, respectively.

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, we carried no valuation allowance at June 30, 2016. The tax provision for the period is equal to the net change in the net deferred tax asset from the beginning to the end of the period, less amounts applicable to the change in value related to securities available-for-sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from REO, deferred loan fees and costs, and loan loss reserves. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

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

Comparison of Financial Condition at June 30, 2016 and June 30, 2015

General. Total assets increased $52.3 million, or 13.8%, to $431.5 million at June 30, 2016 from $379.2 million at June 30, 2015.  The increase in assets was primarily a result of a $63.9 million, or 22.6% increase in loans receivable, net, to $347.4 million at June 30, 2016 from $283.4 million at June 30, 2015. Partially offsetting this increase was a $6.1 million or 42.4% decline in cash and cash equivalents, a $5.9 million, or 20.0% decline in securities available-for-sale, comprised almost entirely of mortgage-backed securities, and a $1.3 million, or 17.4% decline in securities held-to-maturity. The decreases in securities were primarily the result of contractual principal repayments. In addition, Federal Home Loan Bank ("FHLB") stock increased $2.1 million, or 246.9% to $3.0 million as required to support our increase in FHLB advances which primarily funded our loan growth. Total liabilities increased $52.8 million or 16.7% to $368.3 million at June 30, 2016 compared to $315.5 million at June 30, 2015 primarily as the result of an increase in FHLB advances of $52.0 million or 520.0% to $62.0 million and a $1.1 million increase in deposits.

Assets.  For the year ended June 30, 2016, total assets increased $52.3 million. The following table details the increases and decreases in the composition of our assets from June 30, 2015 to June 30, 2016:

	Balance at June 30, 2016	Balance at June 30, 2015	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$8,320	$14,450	$(6,130)	(42.4)%
Mortgage-backed securities, available-for-sale	23,490	29,130	(5,640)	(19.4)
Mortgage-backed securities, held-to-maturity	6,291	7,498	(1,207)	(16.1)
Loans receivable, net of allowance for loan losses	347,351	283,444	63,907	22.5
Real estate owned, net	373	797	(424)	(53.2)

Mortgage-backed securities available-for-sale decreased by $5.6 million or 19.4% to $23.5 million at June 30, 2016 from $29.1 million at June 30, 2015. Mortgage-backed securities held-to-maturity decreased $1.2 million or 16.1% to $6.3 million at June 30, 2016 from $7.5 million at June 30, 2015. The decreases in these portfolios were primarily the result of contractual principal repayments.

Loans receivable, net, increased $63.9 million, or 22.5%, to $347.4 million at June 30, 2016 from $283.4 million at June 30, 2015 as a result $141.4 million of new loan production and the purchase of $22.8 million of loans. During the year ended June 30, 2016, commercial real estate loans increased $21.2 million, or 16.5%, to $149.5 million at June 30, 2016 from $128.3 million at June 30, 2015. Commercial business loans increased $17.9 million, or 94.1%, to $36.9 million at June 30, 2016 from $19.0 million at June 30, 2015. The increase was primarily due to two commercial lines of credit. The first is secured by assignments of promissory notes by the underlying deeds of trust located in Washington, Oregon and Utah. The second are also promissory notes of deed of trust on construction loans located in King County. Multi-family loans increased $10.5 million, or 24.3%, to $53.7 million at June 30, 2016 from $43.2 million at June 30, 2015, primarily due to the purchase of $22.8 million in multi-family loans, partially offset by the reclassification of $14.4 million of multi-family loans to one-to-four family loans. The loan purchase consisted of 12 multi-family projects in King and Pierce counties. All properties met our underwriting standards and each property was independently visited and re-underwritten. Construction loans increased $10.1 million, or 85.8%, to $21.8 million at June 30, 2016 from $11.7 million at June 30, 2015. One-to-four family loans increased $3.3 million or 5.7%, to $61.2 million at June 30, 2016 from $57.9 million at June 30, 2015, due primarily to the reclassification discussed above. Land loans increased $2.8 million, or 68.1%, to $6.8 million at June 30, 2016 from $4.1 million at June 30, 2015. Consumer loans decreased $1.8 million, or 7.6%, to $22.1 million at June 30, 2016 from $23.9 million at June 30, 2015.

Real estate owned, net decreased $424,000, or 53.2% to $373,000 at June 30, 2016 from $797,000 at June 30, 2015 as a result of ongoing sales to reduce our nonperforming assets. The $424,000 decline was a result of REO sales of $915,000, net of impairments, and $83,000 of REO valuation write-downs partially offset by the transfer of loans to REO totaling $574,000.

Deposits.  Total deposits increased $1.1 million, or 0.4%, to $300.9 million at June 30, 2016 from $299.8 million at June 30, 2015. Our core deposits, which consist of all deposits other than certificates of deposit, increased by $9.0 million, or 5.2%, to $182.5 million at June 30, 2016 from $173.5 million at June 30, 2015. Partially offsetting this increase, certificates of deposit decreased $7.9 million, or 6.2%, to $118.4 million at June 30, 2016 from $126.3 million at June 30, 2015.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at June 30, 2016	Balance at June 30, 2015	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$50,781	$44,719	$6,062	13.6%
Interest-bearing demand deposits	27,419	22,448	4,971	22.1
Money market accounts	59,270	63,916	(4,646)	(7.3)
Savings deposits	44,986	42,399	2,587	6.1
Certificates of deposit	118,438	126,330	(7,892)	(6.2)
Total deposit accounts	$300,894	$299,812	$1,082	0.4%

Borrowings. FHLB advances increased $52.0 million, or 520.0%, to $62.0 million at June 30, 2016 from $10.0 million at June 30, 2015, primarily funding our loan growth.

Equity.  Total stockholders' equity decreased $527,000, or 0.8%, to $63.2 million at June 30, 2016 from $63.7 million at June 30, 2015 primarily due to stock repurchases of $3.0 million. During the year we repurchased 127,500 shares of common stock at a weighted average price of $23.17 per share. This decrease was partially offset by $1.6 million of stock-based compensation under the Anchor Bancorp 2015 Equity Incentive Plan approved by shareholders on October 21, 2015 (the "Plan") and net income of $495,000. Accumulated other comprehensive loss decreased $162,000 to $549,000 as a result of unrealized valuation changes on investments available-for-sale.

Comparison of Operating Results for the Years Ended June 30, 2016 and June 30, 2015

General.  Net income for the year ended June 30, 2016 was $495,000 or $0.20 per diluted share compared to net income of $9.8 million or $3.97 per diluted share for the year ended June 30, 2015, which included an $8.3 million tax benefit related to the reversal of the valuation allowance on deferred tax assets ("DTA").

Net Interest Income.  Net interest income before the provision for loan losses increased $884,000, or 6.4%, to $14.7 million for the year ended June 30, 2016, from $13.8 million for the year ended June 30, 2015 due primarily to an increase in average loans receivable.

Our net interest margin increased seven basis points to 4.12% for the year ended June 30, 2016, from 4.05% for the prior fiscal year.  The improvement in our net interest margin compared to a year ago primarily reflects the increase in the average balance of loans receivable, net and a decline in our average cost of interest-bearing liabilities, in particular, FHLB advances. The average yield on interest-earning assets decreased five basis points to 4.91% for the year ended June 30, 2016 from 4.96% for the year ended June 30, 2015, primarily the result of the yield on loans receivable, net, decreasing 26 basis points. The average cost of interest-bearing liabilities decreased 12 basis points to 1.01% during the year ended June 30, 2016 from 1.13% during the year ended June 30, 2015.  This decrease primarily reflects the 171 basis point decline in the average cost of FHLB advances, a reduction in the average balance of certificates of deposit, as well as the low interest rate environment that persisted throughout the year. We expect further declines in our funding costs as our certificates of deposit mature and reprice to current market rates.  The average cost of certificates of deposit remained unchanged at 1.96%, during the year ended June 30, 2016 and for the same period of the prior year.  At June 30, 2016, $43.2 million of our certificates of deposit with a weighted average rate of 0.95% will mature within one year. Our net interest rate spread increased to 3.91% for the year ended June 30, 2016 as compared to 3.83% for the year ended June 30, 2015.

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

	Year Ended June 30, 2016 Compared to June 30, 2015
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(806)	$1,579	$773
Mortgage-backed securities	21	(168)	(147)
Investment securities, FHLB and cash and cash equivalents	24	(12)	12
Total net change in income on interest-earning assets	(761)	1,399	638
Interest-bearing liabilities:
Savings deposits	1	4	5
Interest bearing demand deposits	(1)	3	2
Money market accounts	14	(9)	5
Certificates of deposit	—	(155)	(155)
FHLB advances	(442)	339	(103)
Total net change in expense on interest-bearing liabilities	(428)	182	(246)
Net change in net interest income	$(333)	$1,217	$884
Interest Income. Total interest income for the year ended June 30, 2016 increased $638,000, or 3.8%, to $17.5 million, from $16.9 million for the year ended June 30, 2015. The increase during the year was primarily attributable to the increase in the average balance of loans receivable, net. For the year ended June 30, 2016, average loans receivable, net, increased $27.9 million or 9.9% to $310.7 million from $282.8 million for the year ended June 30, 2015. The average yield on loans receivable, net, decreased 26 basis points to 5.40% for the year ended June 30, 2016 compared to 5.66% for the prior year. Average mortgage-backed securities declined $8.5 million during the year ended June 30, 2016 compared to the prior year. The average yield on mortgage-backed securities increased seven basis points to 2.05% for the year ended June 30, 2016 compared to 1.98% for the prior year. Average interest-earning assets increased $16.0 million, or 4.7%, to $356.8 million for the year ended June 30, 2016 compared to $340.8 million for 2015.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest income for the years ended June 30, 2016 and 2015:

	Year Ended June 30,
	2016		2015		Increase/(Decrease) in Interest and Dividend Income from 2015
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$310,740	5.40%	$282,841	5.66%	$773
Mortgage-backed securities	33,035	2.05	41,493	1.98	(147)
Investment securities	318	5.35	562	4.98	(11)
FHLB stock	1,491	1.48	5,544	0.13	15
Cash and cash equivalents	11,210	0.27	10,326	0.21	8
Total interest-earning assets	$356,794	4.91%	$340,766	4.96%	$638

Interest Expense.  Interest expense decreased $246,000, or 8.0%, to $2.8 million for the year ended June 30, 2016 from $3.1 million for the year ended June 30, 2015.  The decrease during the year was primarily attributable to reductions in the average cost of FHLB advances and in the average balance of certificates of deposit. The average cost of FHLB advances decreased 171 basis points to 0.94% for the year ended June 30, 2016 compared to 2.65% for the prior year. The average balance of FHLB advances increased $12.8 million, or 97.8% to $25.8 million for the year ended June 30, 2016 compared to $13.1 million for last year. The average balance of certificates of deposit declined $7.9 million, or 6.1%, to $122.5 million for the year ended June 30, 2016 compared to $130.4 million for the for the year ended June 30, 2015. The average cost of certificates of deposit remained unchanged at 1.96% for the years ended June 30, 2016 and 2015.

The average balance of total interest-bearing liabilities increased $8.0 million, or 2.9%, to $281.3 million for the year ended June 30, 2016 from $273.3 million for the year ended June 30, 2015 primarily as a result of the increase in the average balance of FHLB advances.

In addition, as a result of the reduction in the average cost of FHLB advances and, to a lesser extent, general market rate decreases, the average cost of funds for total interest-bearing liabilities decreased 12 basis points to 1.01% for the year ended June 30, 2016 compared to 1.13% for the year ended June 30, 2015.

The following table details average balances, cost of funds and the change in interest expense for the years ended June 30, 2016 and 2015:

	Year Ended June 30,
	2016		2015		Increase/(Decrease) in Interest Expense from 2015
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Savings deposits	$44,160	0.15%	$41,220	0.15%	$5
Interest-bearing demand deposits	26,844	0.04	20,355	0.04	2
Money market accounts	61,949	0.17	68,245	0.15	5
Certificates of deposit	122,528	1.96	130,428	1.96	(155)
FHLB advances	25,816	0.94	13,049	2.65	(103)
Total interest-bearing liabilities	$281,297	1.01%	$273,297	1.13%	$(246)

Provision for Loan Losses.  In connection with our analysis of the loan portfolio, management determined that a $340,000 provision for loan losses was required for the year ended June 30, 2016 compared to no provision for the year ended June 30, 2015, primarily reflecting loan growth. Loans charge-offs decreased to $957,000 for year ended June 30, 2016 as compared to $1.5 million for the last fiscal year.  The $957,000 of loans charged off during the fiscal year included $258,000 of one-to-four family mortgage loans, $225,000 of commercial real estate loans, $180,000 of home equity loans, $210,000 of direct consumer loans, including credit cards, and $84,000 of commercial business loans.  Nonperforming assets were $2.4 million or 0.6% of total assets at June 30, 2016, compared to $2.8 million, or 0.7% of total assets at June 30, 2015.  Total delinquent loans (past due 30 days or more), decreased $333,000, or 9.2% to $3.3 million at June 30, 2016 from $3.6 million at June 30, 2015. Nonperforming loans remained unchanged at $2.0 million at both June 30, 2016 and June 30, 2015. The ratio of nonperforming loans, consisting solely of nonaccrual loans, to total loans decreased to 0.6% at June 30, 2016 from 0.7% at June 30, 2015, reflecting the growth in the loan portfolio. Classified loans declined to $2.8 million at June 30, 2016 from $3.7 million a year ago. The allowance for loan losses of $3.8 million at June 30, 2016 represented 1.1% of loans receivable and 191.6% of nonperforming loans.

Management considers the allowance for loan losses at June 30, 2016 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the year ended June 30, 2016 and 2015:

	At or For the Year Ended June 30,
	2016	2015
	(Dollars in thousands)
Provision for loan losses	$340	$—
Net charge-offs	282	903
Allowance for loan losses	3,779	3,721
Allowance for losses as a percentage of total loans receivable at the end of this period	1.1%	1.3%
Nonaccrual and 90 days or more past due loans still accruing interest	$1,972	$2,011
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	191.6%	185.0%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.6%	0.7%
Total loans, gross and excluding loans held for sale	$352,077	$288,212

We continue to restructure our delinquent loans, when appropriate, so our borrowers can continue to make payments while minimizing the Company's potential loss. As of June 30, 2016 and June 30, 2015 there were 37 and 39 loans, respectively, with aggregate net principal balances of $8.8 million and $9.8 million, respectively, that we have identified as TDRs. At June 30, 2016 and June 30, 2015 there were $884,000 and $902,000, respectively, of TDRs included in nonperforming loans.

Noninterest Income.  Noninterest income decreased $298,000, or 6.6%, to $4.2 million for the year ended June 30, 2016 from $4.5 million for the year ended June 30, 2015.  The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$1,347	$1,381	$(34)	(2.5)%
Other deposit fees	721	735	(14)	(1.9)
Gain on sale of investments	—	47	(47)	(100.0)
Other loan fees	707	588	119	20.2
Gain (loss) on sale of loans	158	(15)	173	(1,153.3)
Increase in surrender value of life insurance investment	514	540	(26)	(4.8)
Gain on death benefit of life insurance investment, net	26	479	(453)	(94.6)
Other income	732	748	(16)	(2.1)
Total noninterest income	$4,205	$4,503	$(298)	(6.6)%

Noninterest income decreased during the year ended June 30, 2016, primarily attributable to the receipt last year of $479,000 related to a former Anchor Bank executive's insurance death benefit partially offset by gain on sale of loans increasing to $158,000 due to an increase in loans originated for sale and by other loan fees increasing $119,000 from increased loan production.

Noninterest Expense.  Noninterest expense increased $1.2 million, or 7.2%, to $18.0 million for the year ended June 30, 2016 from $16.8 million for the year ended June 30, 2015.  The following table provides an analysis of the changes in the components of noninterest expense:

	At or For the Year Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$9,708	$8,003	$1,705	21.3%
General and administrative expenses	3,175	2,663	512	19.2
Real estate owned impairment	83	32	51	159.4
Real estate holding cost	63	267	(204)	(76.4)
FDIC insurance premium	264	342	(78)	(22.8)
Information technology	1,760	1,739	21	1.2
Occupancy and equipment	1,875	1,944	(69)	(3.5)
Deposit services	477	570	(93)	(16.3)
Marketing	674	710	(36)	(5.1)
Loss (gain) on sale of property, premises and equipment	4	820	(816)	(99.5)
Gain on sale of REO	(58)	(283)	225	(79.5)
Total noninterest expense	$18,025	$16,807	$1,218	7.2%

Noninterest expense increased during the year ended June 30, 2016 primarily due to compensation benefits increasing $1.7 million, or 21.3%, from $8.0 million at June 30, 2015 to $9.7 million for the year ended June 30, 2016. The increase in compensation benefits was primarily due to $1.8 million of stock based compensation awarded under the Plan and general and administrative expenses increasing primarily due to proxy contest expenses of $391,000. Partially offsetting this increase was a decrease in loss on sale of premises and equipment of $816,000 from $820,000 in the previous year to $4,000 in the year ended June 30, 2016 primarily due to the $758,000 loss on sale of our Aberdeen Loan Center locations last year. REO holding costs decreased $204,000, or 76.4%, from $267,000 to $63,000 as compared to the same period in 2015, reflecting the REO portfolio containing more residential REO properties instead of commercial real estate REO properties which historically incur higher holding costs.

Our efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 95.4% for the year ended June 30, 2016 compared to 91.8% for the year ended June 30, 2015. The increase in efficiency ratio was primarily attributable to the increase in noninterest expense and decrease in noninterest income offsetting the increase in net interest income before the provision for loan losses. By definition, a lower efficiency ratio would be an indication that we are more efficiently utilizing resources to generate net interest income and other fee income.

Provision (benefit) for Income Taxes.  The Company had a $39,000 provision for income taxes for the year ended June 30, 2016 compared to an $8.3 million (benefit) for income taxes for the year ended June 30, 2015 due to the Bank's valuation allowance. At June 30, 2016, the Company had a DTA of $8.9 million which included $12.7 million for federal net operating loss carryforwards, which will begin to expire in 2031.

DTAs are deferred tax consequences attributable to deductible temporary differences and carryforwards.  After the DTA has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance.  A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability.  Realization of the DTA is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law.  During fiscal 2015, the Company reversed its DTA valuation allowance related to the Company’s’ deferred tax assets as management deemed that it was no longer appropriate to carry a DTA valuation allowance as a result of changes in the factors considered by management when the Company initially established the valuation allowance. In reaching this determination, management considered, among other factors, the scheduled reversal of deferred tax assets and liabilities, taxes paid in carryback years, available tax planning strategies, the Company’s cumulative earnings during the past three years, including the Company’s recent financial performance, the improvement in the Company’s asset quality and financial condition, as well as projected earnings. As of June 30, 2016 and 2015, management deemed that a deferred tax asset valuation allowance related to the Company’s DTA was not necessary as compared to a valuation allowance of $8.5 million at June 30, 2014, respectively. See Note 14 of the Notes to the Consolidated Financial Statements included in Item 8., "Financial Statements and Supplementary Data" of this Form 10-K, for further discussion of the Company’s income taxes.

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

Assets.  For the year ended June 30, 2015, total assets decreased $9.9 million. The following table details the increases and decreases in the composition of our assets from June 30, 2014 to June 30, 2015:

	Balance at June 30, 2015	Balance at June 30, 2014	Increase (Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$14,450	$14,758	$(308)	(2.1)%
Mortgage-backed securities, available-for-sale	29,130	38,471	(9,341)	(24.3)
Mortgage-backed securities, held-to-maturity	7,498	8,638	(1,140)	(13.2)
Loans receivable, net of allowance for loan losses	283,444	281,526	1,918	0.7
Real estate owned	797	5,067	(4,270)	(84.3)

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

Loans receivable, net, increased $1.9 million or 0.7% to $283.4 million at June 30, 2015 from $281.5 million at June 30, 2014 as a result of new loan production exceeding principal reductions and loans transferred to REO. Commercial real estate loans increased $20.5 million or 19.0% to $128.3 million at June 30, 2015 from $107.8 million at June 30, 2014, primarily due to a $7.7 million and $5.7 million increase in retail and office properties, respectively. In addition, several commercial construction projects were completed and converted to permanent financing during the year. Commercial business loans increased $2.3 million or 13.4% to $19.0 million at June 30, 2015 from $16.7 million at June 30, 2014. Partially offsetting these increases were decreases in all other loan categories. Construction and land loans decreased $8.0 million, net, or 33.7% to $15.8 million at June 30, 2015 from $23.8 million at June 30, 2014. In addition, one-to-four family loans decreased $5.1 million or 8.0% to $57.9 million from $63.0 million at June 30, 2014. Multi-family loans decreased $4.3 million or 9.0% to $43.2 million at June 30, 2015 from $47.5 million at June 30, 2014. In addition, consumer loans decreased $4.4 million or 15.6% to $23.9 million at June 30, 2015 from $28.3 million at June 30, 2014 as consumers continue to reduce their debt. The demand for loans in our market area has been modest during the current economic recovery.

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

The following table details the changes in deposit accounts at the dates indicated:

	Balance at June 30, 2015	Balance at June 30, 2014	Increase (Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$44,719	$41,149	$3,570	8.7%
Interest-bearing demand deposits	22,448	22,771	(323)	(1.4)
Money market accounts	63,916	69,610	(5,694)	(8.2)
Savings deposits	42,399	39,693	2,706	6.8
Certificates of deposit	126,330	137,811	(11,481)	(8.3)
Total deposit accounts	$299,812	$311,034	$(11,222)	(3.6)%

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

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest income for the years ended June 30, 2015 and 2014:

	Year Ended June 30,
	2015		2014		Increase/ (Decrease) in Interest Income from 2014
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$282,841	5.66%	$282,570	5.92%	$(712)
Mortgage-backed securities	41,493	1.98	51,407	1.86%	(133)
Investment securities	562	4.98	920	5.00%	(18)
FHLB stock	5,544	0.13	6,179	—%	1
Cash and cash equivalents	10,326	0.21	23,792	0.26%	(41)
Total interest-earning assets	$340,766	4.96%	$364,868	4.88%	$(903)

Interest Expense.  Interest expense decreased $605,000, or 16.4%, to $3.1 million for the year ended June 30, 2015 from $3.7 million for the year ended June 30, 2014 primarily due to a decline in our average interest bearing liabilities.  The average balance of total interest-bearing liabilities decreased $32.9 million, or 10.7%, to $273.3 million for the year ended June 30, 2015 from $306.2 million for the year ended June 30, 2014 primarily as a result of our managed decline in FHLB advances and certificates of deposit. In addition, as a result of general market rate decreases, the average cost of funds for total interest-bearing liabilities decreased seven basis points to 1.13% for the year ended June 30, 2015 compared to 1.20% for the year ended June 30, 2014.

The following table details average balances, cost of funds and the change in interest expense for the years ended June 30, 2015 and 2014:

	Year Ended June 30,
	2015		2014		Increase/(Decrease) in Interest Expense from 2014
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Savings deposits	$41,220	0.15%	$38,610	0.15%	$4
Interest-bearing demand deposits	20,355	0.04	20,570	0.04%	—
Money market accounts	68,245	0.15	77,886	0.14%	(12)
Certificates of deposit	130,428	1.96	143,080	1.93%	(198)
FHLB advances	13,049	2.65	26,015	2.86	(399)
Total interest-bearing liabilities	$273,297	1.13%	$306,161	1.20%	$(605)

Provision for Loan Losses.  In connection with our analysis of the loan portfolio, management determined that no provision for loan losses was required for the years ended June 30, 2015 and 2014. No provision was required during these periods due to the stabilization of the general economy and real estate market, the decline in the level of nonperforming and classified loans, and the decrease in loan charge-offs during these periods. Loan charge-offs decreased to $1.5 million for year ended June 30, 2015 as compared to $2.4 million for the last fiscal year.  The $1.5 million of loans charged off during the fiscal year included $561,000 of one-to-four family mortgage loans, $159,000 of multi-family loans, $340,000 of commercial real estate loans, $239,000 of home equity loans, $112,000 of direct consumer loans, including credit cards, and $86,000 of commercial business loans.  Nonperforming assets were $2.8 million or 0.7% of total assets at June 30, 2015, compared to $9.8 million, or 2.5% of total assets at June 30, 2014.  Total delinquent loans (past due 30 days or more), decreased $3.9 million, or 52.0% to $3.6 million at June 30, 2015 from $7.5 million at June 30, 2014. Nonperforming loans decreased to $2.0 million at June 30, 2015 from $4.7 million at June 30, 2014. The ratio of nonperforming loans, which includes nonaccrual loans and loans which are 90 days or more past due and still accruing interest, to total loans decreased to 0.7% at June 30, 2015 from 1.6% at June 30, 2014. Classified loans declined to $3.7 million at June 30, 2015 from $6.6 million a year ago. The allowance for loan losses of $3.7 million at June 30, 2015 represented 1.3% of loans receivable and 185.0% of nonperforming loans.

The following table details activity and information related to the allowance for loan losses for the year ended June 30, 2015 and 2014:

	At or For the Year Ended June 30,
	2015	2014
	(Dollars in thousands)
Provision for loan losses	$—	$—
Net charge-offs	903	523
Allowance for loan losses	3,721	4,624
Allowance for losses as a percentage of total loans receivable at the end of the period	1.3%	1.6%
Nonaccrual and 90 days or more past due loans still accruing interest	$2,011	$4,714
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	185.0%	98.1%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.7%	1.6%
Total loans	$288,212	$287,250

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

Noninterest Expense.  Noninterest expense decreased $953,000, or 5.4%, to $16.8 million for the year ended June 30, 2015 from $17.8 million for the year ended June 30, 2014.  The following table provides an analysis of the changes in the components of noninterest expense:

	At or For the Year Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$8,003	$8,100	$(97)	(1.2)%
General and administrative expenses	2,663	3,086	(423)	(13.7)
Real estate owned reserve	32	1,090	(1,058)	(97.1)
Real estate holding costs	267	447	(180)	(40.3)
FDIC insurance premium	342	505	(163)	(32.3)
Information technology	1,739	1,710	29	1.7
Occupancy and equipment	1,944	1,833	111	6.1
Deposit services	570	725	(155)	(21.4)
Marketing	710	679	31	4.6
Loss on sale of property, premises and equipment	820	(8)	828	(10,350.0)
Net (gain) loss on sale of REO	(283)	(407)	124	(30.5)
Total noninterest expense	$16,807	$17,760	$(953)	(5.4)%

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

	Year Ended June 30,
	2016			2015			2014
	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost
				(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$310,740	$16,779	5.40%	$282,841	$16,006	5.66%	$282,570	$16,718	5.92%
Mortgage-backed securities	33,035	676	2.05	41,493	823	1.98	51,407	956	1.86
Investment securities	318	17	5.35	562	28	4.98	920	46	5.00
FHLB stock	1,491	22	1.48	5,544	7	—	6,179	6	—
Cash and cash equivalents	11,210	30	0.27	10,326	22	0.21	23,792	63	0.26
Total interest-earning assets	356,794	17,524	4.91	340,766	16,886	4.96	364,868	17,789	4.88
Noninterest earning assets	31,849			36,521			39,789
Total average assets	$388,643			$377,287			$404,657
Interest-bearing liabilities:
Savings deposits	44,160	67	0.15	41,220	62	0.15	38,610	58	0.15
Interest-bearing demand deposits	26,844	11	0.04	20,355	9	0.04	20,570	9	0.04%
Money market accounts	61,949	105	0.17	68,245	100	0.15	77,886	112	0.14
Certificates of deposit	122,528	2,404	1.96	130,428	2,559	1.96	143,080	2,757	1.93
Total deposits	255,481	2,587	1.01	260,248	2,730	1.05	280,146	2,936	1.05
FHLB advances	25,816	243	0.94	13,049	346	2.65	26,015	745	2.86
Total interest-bearing liabilities	281,297	2,830	1.01	273,297	3,076	1.13	306,161	3,681	1.20
Noninterest-bearing liabilities	50,007			51,666			47,265
Total average liabilities	331,304			324,963			353,426
Average equity	57,339			52,324			51,231
Total liabilities and equity	$388,643			$377,287			$404,657
Net interest income			$14,694			$13,810			$14,108
Interest rate spread			3.91%			3.83%			3.68%
Net interest margin			4.12%			4.05%			3.87%
Ratio of average interest-earning assets to average interest-bearing liabilities			126.8%			124.7%			119.2%
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

	At June 30, 2016	Year Ended June 30,
		2016	2015	2014
Weighted average yield on:
Loans receivable, net	4.95%	5.40%	5.66%	5.92%
Mortgage-backed securities	2.96	2.05	1.98	1.86
Investment securities	5.83	5.35	4.98	5.00
FHLB stock	0.75	1.48	0.13	0.10
Cash and cash equivalents	0.65	0.27	0.21	0.26
Total interest-earning assets	4.70	4.91	4.96	4.88
Weighted average rate paid on:
Savings accounts	0.15	0.15	0.15	0.15
Interest-bearing demand deposits	0.06	0.04	0.04	—
Money market accounts	0.24	0.17	0.15	0.14
Certificates of deposit	1.96	1.96	1.96	1.93
Total average deposits	1.06	1.01	1.05	1.05
FHLB advances	0.89	0.94	2.65	2.86
Total interest-bearing liabilities	0.83	1.01	1.13	1.20

Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest-bearing liabilities)	3.87	3.91	3.83	3.68

Net interest margin (net interest income (expense) as a percentage of average interest-earning assets)	N/A	4.12	4.05	3.87

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

	Year Ended June 30, 2016 Compared to June 30, 2015 Increase (Decrease) Due to			Year Ended June 30, 2015 Compared to June 30, 2014 Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(806)	$1,579	$773	$(728)	$16	$(712)
Mortgage-backed securities	21	(168)	(147)	51	(184)	(133)
Investment securities, FHLB stock and cash and cash equivalents	24	(12)	12	(4)	(54)	(58)
Total net change in income on interest-earning assets	$(761)	$1,399	$638	$(681)	$(222)	$(903)
Interest-bearing liabilities:
Savings accounts	$1	$4	$5	$—	$4	$4
Interest-bearing demand deposits	(1)	3	2	—	—	—
Money market accounts	14	(9)	5	2	(14)	(12)
Certificates of deposit	—	(155)	(155)	46	(244)	(198)
FHLB advances	(442)	339	(103)	(28)	(371)	(399)
Total net change in expense on interest-bearing liabilities	$(428)	$182	$(246)	$20	$(625)	$(605)
Net change in net interest income	$(333)	$1,217	$884	$(701)	$403	$(298)

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

We generally have found that a number of our deposit accounts are less rate sensitive than others.  Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them.  These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at June 30, 2016 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

Basis Point Change in Rates	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets		Market Value of Assets (4)
	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)
	(Dollars in thousands)
300	$60,405	$1,146	1.93%	15.27%	1.07%	$395,488
200	60,448	1,189	2.01	15.01	0.80	402,773
100	59,970	711	1.20	14.63	0.42	409,872
Base	59,259	—	—	14.21	—	417,090
(100)	63,587	4,328	7.30	14.95	0.75	425,248
(200)	68,869	9,610	16.22	15.73	1.52	437,788
__________

(1)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.

(2)	Calculated as the net portfolio value divided by the market value of assets (“net portfolio value ratio”).

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

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at June 30, 2016, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
	(Dollars in thousands)
300	$18,342	$1,813	11.0%
200	17,760	1,231	7.4
100	17,130	601	3.6
Base	16,529	—	—
(100)	15,644	(885)	(5.4)
(200)	14,760	(1,769)	(10.7)

(1)	Represents the increase (decrease) of the estimated net interest income at the indicated change in interest rates compared to net interest income assuming no change in interest rates.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2016.  These amounts are based on daily averages.

	Within Six Months	Over Six Months to One Year	Over 1 - 3 Years	Over 3 - 5 Years	Over 5 - 10 Years	Over 10 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$133,126	$47,748	$113,285	$46,833	$7,733	$2,674	$351,399
Investments and other interest bearing deposits	4,198	2,903	8,400	5,207	9,589	1,226	31,523
Life insurance investment, net	19,517	—	—	—	—	—	19,517
Total rate sensitive assets	156,841	50,651	121,685	52,040	17,322	3,900	402,439
Interest-bearing liabilities:
Deposits	150,084	22,050	76,100	31,408	23,620	—	303,262
Borrowings	19,500	5,000	30,000	7,500	—	—	62,000
Total rate sensitive liabilities	169,584	27,050	106,100	38,908	23,620	—	365,262

Excess (deficiency) of interest sensitivity assets over interest sensitivity liabilities	(12,743)	23,601	15,585	13,132	(6,298)	3,900	37,177
Cumulative excess (deficiency) of interest sensitivity assets	(12,743)	10,858	26,443	39,575	33,277	37,177	—
Cumulative gap as a % of earning assets	(3.17)%	2.70%	6.57%	9.83%	8.27%	9.24%	—

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments.  At June 30, 2016, the total approved loan origination commitments outstanding amounted to $14.1 million. At the same date, unused lines of credit were $64.6 million. At June 30, 2016, cash and cash equivalents was $8.3 million and securities available for sale totaled $23.7 million. The Bank also maintains advance lines of credit with FHLB Des Moines, Pacific Coast Bankers Bank and the Federal Reserve totaling $84.9 million.

For purposes of determining our liquidity position, we use the liquidity ratio, a regulatory measure of liquidity calculated as the total of net cash, short-term, and marketable assets divided by net deposits and short-term liabilities. Our Board of Directors has established a liquidity ratio target of 10%.  During the year ended June 30, 2016, our average liquidity ratio was 11.19%, which indicates we were slightly above the liquidity standard set by our Board. Management believes the Bank's current liquidity position is adequate to meet foreseeable short and long term liquidity requirements.

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

Certificates of deposit scheduled to mature in one year or less at June 30, 2016 totaled $43.2 million. We had no brokered deposits at June 30, 2016. Management’s policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Recently we have targeted certain deposit rates at a lower level as part of our efforts to reduce higher costing certificates of deposits as part of our overall capital and liquidity strategy. Based on historical experience, we believe that a significant portion of maturing deposits will remain with Anchor Bank. In addition, we had the ability at June 30, 2016 to borrow an additional $84.9 million from the FHLB of Des Moines. We also have a line of credit with the Federal Reserve Bank for $1.0 million which is collateralized with securities and a line of credit for $5.0 million with Pacific Coast Bankers Bank.

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

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. The Company's primary sources of income are dividends from the Bank, ESOP loan payments and ESOP loan interest income. During the year ended June 30, 2016, the Bank paid a $665,000 dividend to the Company. The payment is being used for the Company's general corporate purposes, including supporting the Company's ongoing operations and stock repurchases. At June 30, 2016, the Company (on an unconsolidated basis) had liquid assets of $2.4 million.

Contractual Obligations

Through the normal course of operations, we have entered into certain contractual obligations. Our obligations generally relate to funding of operations through deposits and borrowings as well as leases for premises. Lease terms generally cover a five-year period, with options to extend, and are non-cancelable.

At June 30, 2016, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)
Certificates of deposit	$43,241	$60,376	$14,771	$50	$118,438
FHLB advances	24,500	30,000	7,500	—	62,000
Operating leases	124	208	37	—	369
Other long-term liabilities (1)	178	479	344	2,204	3,205
Total contractual obligations	$68,043	$91,063	$22,652	$2,254	$184,012

(1) Maximum payments related to our employee benefit plan, assuming all future vesting conditions are met. Additional information about the employee benefit plan is provided in Note 10 of the Notes to Consolidated Financial Statements included in Item 8., "Financial Statements and Supplementary Data" of this Form 10-K

Commitments and Off-Balance Sheet Arrangements

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

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of June 30, 2016:

	Amount of Commitment Expiration - Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$14,130	$14,130
Line of Credit
Fixed rate (3)	10,160	365
Adjustable rate	54,460	13,770
Undisbursed balance of loans closed	64,620	14,135
Total balance	78,750	28,265

(1) Interest rates on fixed rate loans range from 3.88% to17.99%.
(2) At June 30, 2016 there were no reserves for unfunded commitments.
(3) Includes standby letters of credit.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. Anchor Bank’s total regulatory capital was $59.9 million at June 30, 2016, or 13.9%, of total assets on that date. As of June 30, 2016, we exceeded all regulatory capital requirements to be considered well capitalized as of that date. Our regulatory capital ratios at June 30, 2016 were as follows: Tier 1 capital 13.5%; common equity Tier 1 capital (CET1)14.7%, Tier 1 (core) risk-based capital 14.7%; and total risk-based capital 15.7%. The regulatory capital requirements to be considered well capitalized are 5%, 6.5%, 8% and 10%, respectively.  We were “well capitalized” at June 30, 2016 based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, for federal regulatory purposes. Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage Capital, CET1, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 14.4%, 15.7%, 15.7%, and 16.6%, respectively, as of June 30, 2016.

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-14, Revenue from Contracts with Customers, deferring the effective date of the new revenue standard by one year. The standard also allows entities to choose to adopt the standard as of the original effective date. The FASB decided, based on its outreach to various stakeholders and the forthcoming amendments to the new revenue standard, that a deferral is necessary to provide adequate time to effectively implement the new revenue standard. The adoption of ASU No. 2015-14 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2015, FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The ASU provides guidance not previously included in ASU 2015-03 regarding debt issuance related to line-of-credit arrangements. The amendment in this ASU allows an entity to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless if there are any outstanding borrowings on the line-of-credit arrangement. This ASU was effective for fiscal years beginning after December 15, 2015. The adoption of ASU No. 2015-15 did not have a material impact on the Company's consolidated financial statements.

In September 2015, FASB issued ASU No. 2015-16, Business Combinations (Topic 805). The ASU simplifies the accounting for measurement period adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period when the adjustment amounts are determined. The acquirer is required to record in the same period's financial statements the effect on earnings from changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer must present separately on the income statement, or disclose in the notes, the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the provisional amount had been recognized at the acquisition date. This ASU was effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of ASU No. 2015-16 did not have a material impact on the Company's consolidated financial statements.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU is part of the FASB simplification initiative aimed at reducing complexity in accounting standards. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. Importantly, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction - that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. This ASU is effective for annual periods beginning after December 31, 2016 and interim periods within those annual periods. The adoption of ASU No. 2015-17 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured as fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU No. 2016-01 is being reviewed for any material impact there may be on the Company's consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date; a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the provisions of ASU No. 2016-02 to determine any material impact the new standard will have on the Company's consolidated financial statements.

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

In March 2016, FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The ASU is effective for annual and interim periods beginning after December 15, 2016. The adoption of ASU 2016-09 is being reviewed for any material impact there may be on the Company's consolidated financial statements.

In May 2016, FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations. The amendments in this ASU provide more detailed guidance on the revenue recognition standard including additional implementation guidance and examples of identifying performance obligations and licenses of intellectual property. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within that year. The Company is currently evaluating the provisions of ASU No. 2016-10 to determine any material impact there may be on the Company's consolidated financial statements.

In May 2016, FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this ASU clarified several key areas of the revenue recognition standard including accessing collectability, presenting sales taxes and other similar taxes collected from customers, noncash consideration, contract modification at transitions, completed contracts at transition, and disclosing the accounting change in the period of adoption. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within that year. The Company is currently evaluating the provisions of ASU No. 2016-12 to determine any material impact there may be on the Company's consolidated financial statements.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2019. The adoption of ASU No. 2016-13 is being reviewed for any material impact there may be on the Company's consolidated financial statements.

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

We have audited the accompanying consolidated statements of financial condition of Anchor Bancorp (the Company) as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income(loss), stockholders’ equity, and cash flows for the three years in the period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anchor Bancorp as of June 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/Moss Adams LLP

Everett, Washington
September 7, 2016

80

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	June 30,
	2016	2015
ASSETS
Cash and cash equivalents	$8,320	$14,450
Securities available-for-sale, at fair value, amortized cost of $23,550 and $29,696	23,665	29,565
Securities held-to-maturity, at amortized cost, fair value of $6,425 and $7,692	6,291	7,617
Loans held for sale	1,864	505
Loans receivable, net of allowance for loan losses of $3,779 and $3,721	347,351	283,444
Life insurance investment, net of surrender charges	19,515	19,001
Accrued interest receivable	1,182	1,069
Real estate owned, net	373	797
Federal Home Loan Bank ("FHLB") stock, at cost	2,959	853
Property, premises, and equipment, at cost, less accumulated depreciation of $11,382 and $13,482	10,001	10,370
Deferred tax asset, net	8,870	8,867
Prepaid expenses and other assets	1,113	2,692
Total assets	$431,504	$379,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$50,781	$44,719
Interest-bearing	250,113	255,093
Total deposits	300,894	299,812

FHLB advances	62,000	10,000
Advance payments by borrowers for taxes and insurance	1,114	1,002
Supplemental Executive Retirement Plan liability	1,691	1,814
Accounts payable and other liabilities	2,609	2,880
Total liabilities	368,308	315,508
Commitments and Contingencies (Note 16)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, authorized 45,000,000 shares; 2,550,000 issued and 2,515,803 and 2,480,865 outstanding at June 30, 2016 and 2015, respectively	25	25
Additional paid-in capital	22,157	23,404
Retained earnings	42,235	41,740
Unearned Employee Stock Ownership Plan ("ESOP") shares	(672)	(736)
Accumulated other comprehensive loss, net of tax	(549)	(711)
Total stockholders’ equity	63,196	63,722
Total liabilities and stockholders’ equity	$431,504	$379,230

 See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended June 30, 2016, 2015, and 2014
(Dollars in thousands, except per share data)

	Years Ended June 30,
	2016	2015		2014
Interest income:
Loans receivable, including fees	$16,779	$16,006		$16,718
Securities	69	57		115
Mortgage-backed securities	676	823		956
Total interest income	17,524	16,886		17,789
Interest expense:
Deposits	2,587	2,730		2,936
FHLB advances	243	346		745
Total interest expense	2,830	3,076		3,681
Net interest income before provision for loan losses	14,694	13,810		14,108
Provision for loan losses	340	—		—
Net interest income after provision for loan losses	14,354	13,810		14,108
Noninterest income
Deposit service fees	1,347	1,381		1,562
Other deposit fees	721	735		790
Gain on sale of investments	—	47		—
Other loan fees	707	588		657
Gain (loss) on sale of loans	158	(15)		8
Increase in cash surrender value of life insurance investment	514	540		549
Gain on death benefit of life insurance investment, net	26	479	479	—
Other income	732	748		509
Total noninterest income	4,205	4,503		4,075
Noninterest expense
Compensation and benefits	9,708	8,003		8,100
General and administrative expenses	3,175	2,663		3,086
Real estate owned impairment, net	83	32		1,090
Real estate owned holding costs	63	267		447
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	264	342		505
Information technology	1,760	1,739		1,710
Occupancy and equipment	1,875	1,944		1,833
Deposit services	477	570		725
Marketing	674	710		679
Loss (gain) on sale of property, premises and equipment	4	820		(8)
Gain on sale of real estate owned	(58)	(283)		(407)
Total noninterest expense	18,025	16,807		17,760
Income before provision (benefit) for income taxes	534	1,506		423
Provision (benefit) for income taxes	39	(8,321)		—
Net income	$495	$9,827		$423
Basic earnings per share	$0.20	$3.97		$0.17
Diluted earnings per share	$0.20	$3.97		$0.17

See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended June 30, 2016, 2015, and 2014
(Dollars in thousands, except share data)

	Years Ended June 30,
	2016	2015	2014
NET INCOME	$495	$9,827	$423
OTHER COMPREHENSIVE INCOME, net of tax
Unrealized holding gain on available-for-sale securities during the period, net of tax benefit of $84, $9, and $0, respectively	162	96	761
Adjustment for realized gains included in net income	—	(47)	—
Other comprehensive income, net of tax	162	49	761
COMPREHENSIVE INCOME	$657	$9,876	$1,184

See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2016, 2015, and 2014
(Dollars in thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP shares	Accumulated Other Comprehensive Income (Loss), net of tax	Total Stockholders’ Equity
Balance at June 30, 2013	2,550,000	$25	$23,229	$31,490	$(856)	$(1,521)	$52,367

Net income	—	—	—	423	—	—	423
Other comprehensive income net of tax	—	—	—	—	—	761	761
ESOP shares allocated	—	—	64	—	59	—	123

Balance at June 30, 2014	2,550,000	$25	$23,293	$31,913	$(797)	$(760)	$53,674

Net income	—	$—	$—	$9,827	$—	$—	$9,827
Other comprehensive income net of tax	—	—	—	—	—	49	49
ESOP shares allocated	—	—	111	—	61	—	172

Balance at June 30, 2015	2,550,000	$25	$23,404	$41,740	$(736)	$(711)	$63,722

Net income	—	$—	$—	$495	$—	$—	$495
Other comprehensive income net of tax	—	—	—	—	—	162	162
Repurchase and retirement of common stock	(127,500)	—	(2,952)	—	—	—	(2,952)
Compensation related to restricted stock awards	—	—	1,822	—	—	—	1,822
Issuance of new shares related to stock award plan, net	97,903	—	(216)	—	—	—	(216)
Restricted stock forfeitures	(4,600)	—	—	—	—	—	—
ESOP shares allocated	—	—	99	—	64	—	163

Balance at June 30, 2016	2,515,803	$25	$22,157	$42,235	$(672)	$(549)	$63,196
See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2016, 2015, and 2014
(In thousands)

	Year Ended June 30,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$495	$9,827	$423
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	650	665	608
Net amortization of premiums on securities	411	576	725
Provision for loan losses	340	—	—
ESOP expense	163	172	123
Real estate owned impairment	83	32	1,090
Deferred income taxes provision (benefit)	(87)	148	—
Stock compensation expense	1,822	—	—
Increase in cash surrender value of life insurance investment	(514)	(540)	(549)
Gain on death benefit of life insurance investment	(26)	(479)	—
(Gain) loss on sale of loans	(158)	15	(8)
Gain on sale of investments	—	(47)	—
Originations of loans held for sale	(8,925)	(1,572)	(2,303)
Proceeds from sale of loans held for sale	7,724	1,053	2,532
Loss (gain) on sale of property, premises, and equipment	4	820	(8)
Gain on sale of real estate owned	(58)	(283)	(407)
Changes in operating assets and liabilities:
Accrued interest receivable	(113)	167	347
Prepaid expenses and other assets	1,579	370	4,129
Change in deferred tax asset reserve	—	(8,469)	—
Supplemental Executive Retirement Plan ("SERP")	(123)	99	12
Accounts payable and other liabilities	(271)	(1,534)	480
Net cash provided by operating activities	2,996	1,020	7,194
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	250	2,335	995
Principal repayments on mortgage-backed securities available-for-sale	5,535	6,549	8,435
Principal repayments on mortgage-backed securities held-to-maturity	1,277	1,137	1,464
Loan originations, net of undisbursed loan proceeds and principal repayments	(64,796)	(3,392)	(9,569)
Proceeds from sale of real estate owned	973	6,789	6,846
Capital improvements on real estate owned	—	(27)	(591)
Proceeds from sale of property, premises, and equipment, net	2	2	8
Purchase of fixed assets	(287)	(1,303)	(527)
(Purchase) redemption of FHLB stock	(2,106)	5,193	—
Net cash provided by investing activities	(59,152)	17,283	7,061

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended June 30, 2016, 2015, and 2014
(In thousands)

	Year Ended June 30,
	2016	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,082	(11,222)	(17,550)
Net change in advance payments by borrowers for taxes and insurance	112	111	100
Proceeds from FHLB advances	103,000	36,110	—
Repayment of FHLB advances	(51,000)	(43,610)	(47,400)
Repurchase and retirement of common stock	(2,952)	—	—
Net share settlement of stock awards	(216)	—	—
Net cash used for financing activities	$50,026	$(18,611)	$(64,850)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,130)	(308)	(50,595)
Beginning of period	14,450	14,758	65,353
End of period	$8,320	$14,450	$14,758
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,789	$3,119	$3,732
Income taxes	$126	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Noncash investing activities:
Net loans transferred to real estate owned	$574	$2,241	$5,793
Unrealized holding gains on available-for-sale securities, net of tax	$162	$96	$761
Transfer of receivable related to proceeds from death benefit to other assets	$—	$1,545	$—

See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 1 - Organization and Summary of Significant Accounting Policies

General - Anchor Bancorp is a bank holding company which operates primarily through its subsidiary, Anchor Bank (the Bank) (collectively referred to as the "Company"). Anchor Bank is a community-based savings bank primarily serving Western Washington through its 10 full-service banking offices (including one Wal-Mart in-store location) located within Grays Harbor, Thurston, Lewis, Pierce and Mason counties, and one loan production office located in King County, Washington. Anchor Bank’s business consists of attracting deposits from the public and utilizing those deposits to originate loans.

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

Financial statement presentation and use of estimates - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reporting practices applicable to the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as of the date of the consolidated statements of financial condition, and revenues and expenses for the period. Actual results could differ from estimated amounts. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of real estate owned, impaired loans and deferred tax assets.

Principles of consolidation - The consolidated financial statements include the accounts of Anchor Bancorp and its wholly-owned subsidiary, Anchor Bank. All material intercompany accounts have been eliminated in the consolidation.

Subsequent events - The Company has evaluated events and transactions subsequent to June 30, 2016 for potential recognition or disclosure.

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

Restricted assets - Federal Reserve regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank of San Francisco ("FRB"). The amount required to be on deposit was $1.9 million and $1.4 million at June 30, 2016 and 2015, respectively. The Bank was in compliance with this requirement at June 30, 2016 and 2015.

Investment securities - Securities are classified as held-to-maturity when the Company has the ability and positive intent to hold them to maturity. Securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Securities bought and held principally for the purpose of sale in the near term are classified as trading securities and are carried at fair value. There were no trading securities at June 30, 2016 and 2015. Securities not classified as trading or held-to-maturity are classified as available-for-sale. Unrealized holding gains and losses on securities available-for-sale are excluded from earnings and are reported net of tax as a separate component of equity until realized. These unrealized holding gains and losses, net of tax, are also included as a component of comprehensive income. Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Amortization of premiums and accretion of discounts are recognized into interest income using the effective interest method over the period to maturity.

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

Federal Home Loan Bank stock - The Bank’s investment in FHLB stock is carried at cost, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At June 30, 2016 and 2015, the Bank’s minimum investment requirement was $3.0 million and $853,000, respectively. The Bank was in compliance with the FHLB minimum investment requirement at June 30, 2016 and 2015.

Management evaluates FHLB stock for impairment as needed. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, management determined that there was no impairment of FHLB stock at June 30, 2016 and 2015, respectively.

Securitizations - The Bank historically has securitized and services interests in residential home loans. The Bank has securitized these loans through the Federal Home Loan Mortgage Corporation ("FHLMC"). Of the total serviced loan portfolio of $76.9 million and $81.1 million at June 30, 2016 and 2015, $20.4 million and $24.7 million, respectively, represent securitized loans. The loans have been sold without recourse, servicing retained. There were no new securitizations during the years ended June 30, 2016 and 2015. All principal, interest, late fees, and escrow payments are collected and remitted to the investor daily.

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

Mortgage servicing rights are amortized in proportion to, and over, the estimated period that net servicing income will be collected. The carrying value of mortgage servicing rights is periodically evaluated in relation to estimated future cash flows to be received, and such carrying value is adjusted for indicated impairments based on management’s best estimate of the remaining cash flows. The Bank has stratified its mortgage servicing rights based on whether the loan was sold or securitized and the interest rate of the underlying loans. The Bank uses the direct write-down method for mortgage servicing rights where the serviced loan has been paid off. The mortgage servicing asset was $206,000 and $235,000 at June 30, 2016 and 2015, respectively, and is included in

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

prepaid expenses and other assets in the consolidated statements of financial condition and is not considered material to the consolidated financial statements.

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

Marketing costs - The Company expenses marketing costs as they are incurred. Total marketing expenses were $674,000, $710,000, and $679,000 for the years ended June 30, 2016, 2015, and 2014, respectively.

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

Earnings Per Share (EPS) - Basic EPS is computed by dividing net income or (loss) by the weighted-average number of common shares outstanding during the period. As ESOP shares are committed to be released they become outstanding for EPS calculation purposes. ESOP shares not committed to be released are not considered outstanding. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings (loss) per share reflects the weighted-average potential dilution that could occur if all potentially dilutive securities or other commitments to issue common stock were exercised or converted into common stock using the treasury stock method.

Comprehensive income - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale investments, are reported as a separate component of stockholders' equity.

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Recently issued accounting pronouncements - In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-14, Revenue from Contracts with Customers, deferring the effective date of the new revenue standard by one year. The standard also allows entities to choose to adopt the standard as of the original effective date. The FASB decided, based on its outreach to various stakeholders and the forthcoming amendments to the new revenue standard, that a deferral is necessary to provide adequate time to effectively implement the new revenue standard. The adoption of ASU No. 2015-14 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2015, FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The ASU provides guidance not previously included in ASU 2015-03 regarding debt issuance related to line-of-credit arrangements. The amendment in this ASU allows an entity to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless if there are any outstanding borrowings on the line-of-credit arrangement. This ASU was effective for fiscal years beginning after December 15, 2015. The adoption of ASU No. 2015-15 did not have a material impact on the Company's consolidated financial statements.

In September 2015, FASB issued ASU No. 2015-16, Business Combinations (Topic 805). The ASU simplifies the accounting for measurement period adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period when the adjustment amounts are determined. The acquirer is required to record in the same period's financial statements the effect on earnings from changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer must present separately on the income statement, or disclose in the notes, the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the provisional amount had been recognized at the acquisition date. This ASU was effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of ASU No. 2015-16 did not have a material impact on the Company's consolidated financial statements.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU is part of the FASB simplification initiative aimed at reducing complexity in accounting standards. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. Importantly, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction - that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. This ASU is effective for annual periods beginning after December 31, 2016 and interim periods within those annual periods. The adoption of ASU No. 2015-17 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured as fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU No. 2016-01 is being reviewed for any material impact there may be on the Company's consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date; a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the provisions of ASU No. 2016-02 to determine any material impact the new standard will have on the Company's consolidated financial statements.

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

In March 2016, FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The ASU is effective for annual and interim periods beginning after December 15, 2016. The adoption of ASU 2016-09 is being reviewed for any material impact there may be on the Company's consolidated financial statements.

In May 2016, FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations. The amendments in this ASU provide more detailed guidance on the revenue recognition standard including additional implementation guidance and examples of identifying performance obligations and licenses of intellectual property. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within that year. The Company is currently evaluating the provisions of ASU No. 2016-10 to determine any material impact there may be on the Company's consolidated financial statements.

In May 2016, FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this ASU clarified several key areas of the revenue recognition standard including accessing collectability, presenting sales taxes and other similar taxes collected from customers, noncash consideration, contract modification at transitions, completed contracts at transition, and disclosing the accounting change in the period of adoption. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within that year. The Company is currently evaluating the provisions of ASU No. 2016-12 to determine any material impact there may be on the Company's consolidated financial statements.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of ASU No. 2016-13 is being reviewed for any material impact there may be on the Company's consolidated financial statements.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 2 - Securities

The amortized cost and estimated fair market values of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Securities available-for-sale
Municipal bonds	$175	$—	$—	$175
Mortgage-backed securities:
FHLMC (1)	9,442	161	(44)	9,559
FNMA (2)	13,199	67	(62)	13,204
GNMA (3)	734	—	(7)	727
	$23,550	$228	$(113)	$23,665
Securities held-to-maturity
Mortgage-backed securities:
FHLMC (1)	2,793	72	(20)	2,845
FNMA (2)	1,513	103	(3)	1,613
GNMA (3)	1,985	5	(23)	1,967
	$6,291	$180	$(46)	$6,425

(1) Federal Home Loan Mortgage Corporation (Freddie Mac)
(2) Federal National Mortgage Association (Fannie Mae)
(3) Government National Mortgage Association (Ginnie Mae)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Securities available-for-sale
Municipal bonds	$434	$1	$—	$435
Mortgage-backed securities:
FHLMC	11,780	134	(123)	11,791
FNMA	16,534	70	(196)	16,408
GNMA	948	—	(17)	931
	$29,696	$205	$(336)	$29,565
Securities held-to-maturity
Municipal bonds	$119	$—	$—	$119
Mortgage-backed securities:
FHLMC	3,367	95	(56)	3,406
FNMA	1,858	124	(22)	1,960
GNMA	2,273	—	(66)	2,207
	$7,617	$219	$(144)	$7,692

There were 24 and 30 securities in an unrealized loss position at June 30, 2016 and June 30, 2015, respectively. The unrealized losses on investments in debt securities relate principally to the general change in interest rates in changing market conditions and not credit quality that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities prior to their maturity. We do expect to recover the entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of June 30, 2016 and 2015 were as follows:

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$710	$(5)	$4,031	$(39)	$4,741	$(44)
FNMA	855	(1)	5,900	(61)	6,755	(62)
GNMA	—	—	727	(7)	727	(7)
	$1,565	$(6)	$10,658	$(107)	$12,223	$(113)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$1,973	$(20)	$1,973	$(20)
FNMA	—	—	684	(3)	684	(3)
GNMA	—	—	989	(23)	989	(23)
	$—	$—	$3,646	$(46)	$3,646	$(46)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$747	$(1)	$5,404	$(122)	$6,151	$(123)
FNMA	3,105	(45)	6,898	(151)	10,003	(196)
GNMA	—	—	931	(17)	931	(17)
	$3,852	$(46)	$13,233	$(290)	$17,085	$(336)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$2,299	$(56)	$2,299	$(56)
FNMA	—	—	772	(22)	772	(22)
GNMA	—	—	2,207	(66)	2,207	(66)
	$—	$—	$5,278	$(144)	$5,278	$(144)

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Contractual maturities of securities at June 30, 2016 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	Amortized Cost	Fair Value
June 30, 2016
Securities available-for-sale
Municipal bonds:
Due after ten years	$175	$175
Mortgage-backed securities:
FHLMC	9,442	9,559
FNMA	13,199	13,204
GNMA	734	727
	$23,550	$23,665

Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$2,793	$2,845
FNMA	1,513	1,613
GNMA	1,985	1,967
	$6,291	$6,425

Sales, maturities, and calls of securities for the years presented are summarized as follows:

	Year Ended June 30,
	2016	2015	2014
Proceeds from sales	$—	$2,355	$—
Proceeds from maturities and calls	250	—	995
Gross realized gains	—	65	—
Gross realized losses	—	(18)	—

Pledged securities at the dates indicated are summarized as follows:

	June 30, 2016		June 30, 2015
Pledged to secure:	Book Value	Fair Value	Book Value	Fair Value
Certain public deposits	$12,575	$12,719	$12,184	$12,189
FHLB borrowings	1,302	1,358	1,727	1,788
Federal Reserve borrowing line	973	978	1,001	990

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 3 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	June 30,
	2016	2015
Real estate:
One-to-four family	$61,230	$57,944
Multi-family	53,742	43,249
Commercial	149,527	128,306
Construction	21,793	11,731
Land	6,839	4,069
Total real estate	293,131	245,299
Consumer:
Home equity	16,599	17,604
Credit cards	2,969	3,289
Automobile	597	686
Other consumer	1,933	2,347
Total consumer	22,098	23,926

Commercial business	36,848	18,987
Total loans	352,077	288,212
Less:
Deferred loan fees and loan premiums, net	947	1,047
Allowance for loan losses	3,779	3,721
Loans receivable, net	$347,351	$283,444

A summary of activity in the allowance for loan losses follows:

	June 30,
	2016	2015	2014
Beginning balance	$3,721	$4,624	$5,147
Provision for losses	340	—	—
Charge-offs	(957)	(1,497)	(2,434)
Recoveries	675	594	1,911
Ending balance	$3,779	$3,721	$4,624

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2016:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,113	$95	$262	$247	$75	$445	$1,405	$79	$3,721
Provision (benefit) for loan losses	(251)	353	1,295	(325)	—	343	(996)	(79)	340
Charge-offs	(258)	—	(225)	—	—	(390)	(84)	—	(957)
Recoveries	194	6	1	349	—	118	7	—	675
Ending balance	$798	$454	$1,333	$271	$75	$516	$332	$—	$3,779

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2015:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,550	$229	$682	$190	$74	$587	$1,231	$81	$4,624
Provision (benefit) for loan losses	(5)	25	(80)	(197)	1	94	164	(2)	—
Charge-offs	(561)	(159)	(340)	—	—	(351)	(86)	—	(1,497)
Recoveries	129	—	—	254	—	115	96	—	594
Ending balance	$1,113	$95	$262	$247	$75	$445	$1,405	$79	$3,721

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2014:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,393	$156	$671	$356	$531	$817	$1,172	$51	$5,147
Provision (benefit) for loan losses	665	73	(558)	(540)	(457)	508	279	30	—
Charge-offs	(897)	—	(403)	—	—	(876)	(258)	—	(2,434)
Recoveries	389	—	972	374	—	138	38	—	1,911
Ending balance	$1,550	$229	$682	$190	$74	$587	$1,231	$81	$4,624

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2016:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
With no allowance recorded
One-to-four family	$2,049	$2,269	$—
Commercial real estate	319	547	—
Land	174	188	—
Home equity	60	62	—
Commercial business	64	125	—
With an allowance recorded
One-to-four family	7,234	7,284	419
Land	316	316	4
Home equity	367	367	145
Commercial business	124	138	22
Total
One-to-four family	9,283	9,553	419
Commercial real estate	319	547	—
Land	490	504	4
Home equity	427	429	145
Commercial business	188	263	22
Total	$10,707	$11,296	$590

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the year ended June 30, 2016:

	Year Ended June 30, 2016

	Average Recorded Investment	Interest Income Recognized
With no allowance recorded
One-to-four family	$1,913	$62
Commercial real estate	—	15
Land	210	11
Home equity	63	3
Other consumer	16	—
Commercial business	95	9
With an allowance recorded
One-to-four family	7,500	310
Land	362	22
Home equity	290	19
Commercial business	503	2
Total
One-to-four family	9,413	372
Commercial real estate	—	15
Land	572	33
Home equity	353	22
Other consumer	16	—
Commercial business	598	11
Total	$10,952	$453

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2016:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Ending balance	$798	$454	$1,333	$271	$75	$516	$332	$—	$3,779
Ending balance: individually evaluated for impairment	419	—	—	—	4	145	22	—	590
Ending balance: collectively evaluated for impairment	$379	$454	$1,333	$271	$71	$371	$310	$—	$3,189

Loans receivable:
Ending balance	$61,230	$53,742	$149,527	$21,793	$6,839	$22,098	$36,848	$—	$352,077
Ending balance: individually evaluated for impairment	9,283	—	319	—	490	427	188	—	10,707
Ending balance: collectively evaluated for impairment	$51,947	$53,742	$149,208	$21,793	$6,349	$21,671	$36,660	$—	$341,370

(1)	Consumer loans include home equity, credit cards, auto and other consumer loans.

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

The following table presents the recorded investment in nonaccrual and loans past due 90 days still on accrual by type of loans as of the dates indicated:

	June 30,
	2016	2015
One-to-four family	$1,539	$1,263
Commercial real estate	319	—
Home equity	16	—
Credit cards	—	6
Other consumer	1	31
Commercial business	97	711
Total	$1,972	$2,011

The table above includes $2.0 million in nonaccrual and no loans past due 90 days or more and still accruing interest, net of partial loan charge-offs at June 30, 2016. There were $2.0 million in nonaccrual and $6 of loans past due 90 days or more and still accruing interest, net of partial loan charge-offs at June 30, 2015.

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents past due loans, net of partial loan charge-offs, by class of loans, as of June 30, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans

One-to-four family	$566	$623	$1,539	$2,728	$58,502	$61,230
Multi-family	—	—	—	—	53,742	53,742
Commercial real estate	—	—	319	319	149,208	149,527
Construction	—	—	—	—	21,793	21,793
Land	—	—	—	—	6,839	6,839
Home equity	14	8	16	38	16,561	16,599
Credit cards	77	—	—	77	2,892	2,969
Automobile	1	—	—	1	596	597
Other consumer	12	—	1	13	1,920	1,933
Commercial business	—	—	97	97	36,751	36,848
Total	$670	$631	$1,972	$3,273	$348,804	$352,077
(1) Includes loans on nonaccrual status, that may be less than 90 days contractually past due.

The following table presents past due loans, net of partial loan charge-offs, by class of loans as of June 30, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans

One-to-four family	$616	$552	$1,263	$2,431	$55,513	$57,944
Multi-family	—	—	—	—	43,249	43,249
Commercial real estate	—	—	—	—	128,306	128,306
Construction	—	—	—	—	11,731	11,731
Land	—	—	—	—	4,069	4,069
Home equity	15	16	—	31	17,573	17,604
Credit cards	8	26	6	40	3,249	3,289
Automobile	9	—	—	9	677	686
Other consumer	16	—	31	47	2,300	2,347
Commercial business	64	273	711	1,048	17,939	18,987
Total	$728	$867	$2,011	$3,606	$284,606	$288,212
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

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table represents the internally assigned grade as of June 30, 2016, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
Grade:
Pass	$52,438	$53,002	$146,587	$21,793	$6,349	$15,377	$2,892	$542	$1,839	$35,149	$335,968
Watch	4,875	740	1,978	—	316	836	77	55	94	1,005	9,976
Special Mention	1,789	—	644	—	174	220	—	—	—	533	3,360
Substandard	2,128	—	318	—	—	166	—	—	—	161	2,773
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$61,230	$53,742	$149,527	$21,793	$6,839	$16,599	$2,969	$597	$1,933	$36,848	$352,077

The following table represents the internally assigned grade as of June 30, 2015, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
Grade:
Pass	$49,119	$42,884	$125,586	$11,731	$3,430	$16,585	$3,249	$615	$2,214	$16,981	$272,394
Watch	2,151	—	2,044	—	—	697	34	71	102	915	6,014
Special Mention	4,755	—	676	—	231	301	—	—	—	159	6,122
Substandard	1,919	365	—	—	408	21	6	—	31	932	3,682
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$57,944	$43,249	$128,306	$11,731	$4,069	$17,604	$3,289	$686	$2,347	$18,987	$288,212
Troubled Debt Restructured Loans. A troubled debt restructured ("TDR") is a loan where the Company, for economic or legal reasons related to the borrower's financial condition, has granted a concession to the borrower that it would otherwise not consider so that the borrower can continue to make payments while minimizing the Company's potential loss. The modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank's best interest.
The Bank has utilized a combination of rate and term modifications for its TDRs.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table represents TDRs by accrual versus nonaccrual status and by class of loans as of June 30, 2016:

	June 30, 2016
	Accrual Status	Nonaccrual Status	Total Modifications

One-to-four family	$7,503	$411	$7,914
Land	490	—	490
Home equity	261	—	261
Commercial business	90	—	90
Total	$8,344	$411	$8,755

The following table represents TDRs by accrual versus nonaccrual status and by class of loans as of June 30, 2015:

	June 30, 2015
	Accrual Status	Nonaccrual Status	Total Modifications

One-to-four family	$8,010	$681	$8,691
Land	639	—	639
Home equity	276	—	276
Commercial business	221	—	221
Total	$9,146	$681	$9,827

The following tables present TDRs and their recorded investment prior to the modification and after the modification for TDR transactions that originated during the years ended June 30, 2016, 2015 and 2014:

	Year Ended June 30, 2016
	Number of Contracts	Pre-TDR Recorded Investment	Post -TDR Recorded Investment

One-to-four family	1	$273	$240
Total	1	$273	$240

	Year Ended June 30, 2015
	Number of Contracts	Pre-TDR Recorded Investment	Post -TDR Recorded Investment

One-to-four family	1	$197	$194
Total	1	$197	$194

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Year Ended June 30, 2014
	Number of Contracts	Pre-TDR Recorded Investment	Post -TDR Recorded Investment

One-to-four family	7	$1,530	$1,545
Home equity	1	75	67
Commercial business	1	145	158
Total	9	$1,750	$1,770

There were no TDRs for which there was a payment default within the first 12 months of modification during the years ended June 30, 2016, 2015 and 2014.

Note 4 - Real Estate Owned, net

The following table is a summary of REO for the years ended June 30, 2016, 2015 and 2014:

	Year Ended June 30,

	2016	2015	2014

Balance at the beginning of the period	$797	$5,067	$6,212
Net loans transferred to real estate owned	574	2,241	5,793
Capitalized improvements	—	27	591
Gross proceeds from sale of REO	(973)	(6,789)	(6,846)
Gain on sale of REO	58	283	407
Impairments	(83)	(32)	(1,090)
Balance at the end of the period	$373	$797	$5,067

Note 5 - Property, Premises, and Equipment

Property, premises, and equipment owned by the Bank are summarized as follows:

	June 30,
	2016	2015
Land	$2,192	$2,247
Building and improvements	14,372	15,883
Furniture and fixtures	3,778	4,778
Automobiles	345	334
Software	619	593
Leasehold improvements	77	17
	21,383	23,852
Less accumulated depreciation and amortization	(11,382)	(13,482)
Property, premises, and equipment, net of depreciation and amortization	$10,001	$10,370

Depreciation and amortization expense for the years ended June 30, 2016, 2015 and 2014, was $650,000, $665,000 and $608,000, respectively.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 6 - Deposits

Deposits consist of the following:

	June 30,
	2016		2015
	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$50,781	16.8%	$44,719	15.0%
Interest-bearing demand deposits, weighted-average rate of 0.04% and 0.04% in fiscal 2016 and fiscal 2015, respectively	27,419	9.1	22,448	7.5
Savings deposits, weighted-average rate of 0.15% in fiscal 2016 and 0.15% in fiscal 2015	44,986	15.0	42,399	14.1
Money market accounts, weighted-average rate of 0.17% and 0.15% in fiscal 2016 and fiscal 2015, respectively	59,270	19.7	63,916	21.3
Certificates of deposit
0.00 to 3.49%	97,788	32.5	100,286	33.4
3.50 to 5.49%	20,650	6.9	26,044	8.7
Total of certificates of deposit	118,438	39.4	126,330	42.1
Total deposits	$300,894	100.0%	$299,812	100.0%
Certificates of deposit in denominations of $250,000 or more totaled $17.3 million and $16.4 million at June 30, 2016 and 2015, respectively. Included in deposits at June 30, 2016 and 2015, were $8.7 million and $8.6 million, respectively, of public funds. There were no brokered deposits at June 30, 2016 or 2015.

As of June 30, 2016, certificates of deposit mature as follows:

Year Ended June 30,
Amount

2017	$43,241
2018	26,537
2019	33,839
2020	10,498
Thereafter	4,323
$118,438

Note 7 - Borrowings

The Bank is a member of the FHLB of Des Moines. Based on eligible collateral, consisting of loans at June 30, 2016 and 2015, the total amount available under this line of credit was $146.9 million and $132.3 million, respectively. The total balance of loans pledged at June 30, 2016 and 2015 was $263.7 million and $228.6 million, respectively.  The total balance of advances outstanding was $62.0 million and $10.0 million at June 30, 2016 and 2015. The net remaining amounts available as of June 30, 2016 and 2015 were $84.9 million and $122.3 million, respectively. Borrowings generally provide for interest at the then-current published rates. FHLB advances (at weighted-average interest rates of 0.93% and 1.18% at June 30, 2016 and 2015, respectively) and lines of credit are scheduled to mature as follows:

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	June 30,
	2016	2015
One year or less	$24,500	$—
After one year through three years	30,000	10,000
More than three years	7,500	—
	$62,000	$10,000

Advances from the FHLB are collateralized by all FHLB stock owned by the Bank, deposits with the FHLB, certain investments, and all loans as described in the Advances, Pledge, and Security Agreement with the FHLB. The maximum and average outstanding advances and lines of credit from the FHLB are as follows:

	June 30,
	2016	2015
Highest outstanding advances at month-end for the previous 12 months	$62,000	$22,500
Average outstanding	$29,875	$13,629

The Bank also maintains a short-term borrowing line with the Federal Reserve with total credit based on eligible collateral. As of June 30, 2016, the Bank had a borrowing capacity of $1.0 million, of which none was outstanding. Additionally we have a $5.0 million borrowing line with Pacific Coast Bankers' Bank of which none was outstanding at June 30, 2016 and 2015.

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

Compensation expense related to the ESOP for the years ended June 30, 2016, 2015 and 2014 was $163,000, $172,000 and $123,000 respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	June 30,
	2016	2015

Allocated shares	39,748	32,865
Unallocated shares	62,252	69,135
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,471	$1,555

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 9 - Stock-Based Compensation

On October 21, 2015, the Company’s shareholders approved the Anchor Bancorp 2015 Equity Incentive Plan ("Plan"), which provides for awards of restricted stock, restricted stock units, and stock options to directors, advisory directors, directors emeriti, officers and employees. The cost of awards under the Plan generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the Plan is 193,800. Shares of common stock issued under the Plan may be authorized but unissued shares or repurchased shares.

As of June 30, 2016, awards for restricted stock totaling 87,572 shares were outstanding and no restricted stock units or stock options have been granted under the Plan. Awarded shares of restricted stock typically vest over various periods as long as the director, advisory director, directors emeriti, officer or employee remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

For the year ended June 30, 2016 total compensation expense for the Plan was $1.8 million and the related income tax benefit was $619,000.

The following tables provide a summary of changes in non-vested restricted stock awards for the year ended June 30, 2016:

	For the Year Ended June 30, 2016

		Weighted-Average Grant Date Fair Value
	Shares
Non-vested at July 1, 2015	—	$—
Granted	106,228	25.71
Vested	(22,459)	25.75
Forfeited and canceled	(12,925)	25.75
Non-vested at June 30, 2016	70,844	25.69

As of June 30, 2016, there was $790,000 of total unrecognized compensation costs related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately two years. The total fair value of shares vested during the year ended June 30, 2016 was $793,000.

Note 10 - Supplemental Executive Retirement Plan (SERP)

On July 1, 2002, the Bank implemented a nonqualified SERP for the benefit of senior officers and directors of the Bank. The SERP entitles these individuals to receive defined benefits upon their retirement or death based on the appreciation in Bank value. The SERP value is based on the Company's stock price and the change from the last trading day of March 31, 2015 to March 31, 2016. On January 1, 2004, the SERP was amended to provide that a participant’s SERP unit shall be valued at no less than 90%, and no more than 125%, of the participant’s SERP unit as of the preceding valuation date. The value of the participant’s SERP unit is based upon the stock value of the Bank. The accrual for the deferred compensation owed under the SERP is based upon the net present value of the vested benefits expected to be paid under the SERP. The Bank recognized $123,000, $99,000, and $61,000 in compensation cost related to the SERP for the years ended June 30, 2016, 2015, and 2014, respectively. The SERP liability totaled $1.7 million and $1.8 million at June 30, 2016 and 2015, respectively.

Note 11 - Earnings Per Share

Basic earnings per common share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period, without considering any dilutive items. Unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. At June 30, 2016, the difference in EPS under the two-class method was not significant.

The following table details the calculation of basic and diluted earnings per share:

	For the Year Ended June 30,
	2016	2015	2014
Net income	$495	$9,827	$423
Less: Earnings allocated to participating securities	—	—	—
Earnings allocated to common shareholders	495	9,827	423

Basic weighted-average common shares outstanding	2,452,455	2,477,423	2,466,983
Potentially dilutive incremental shares	7,071	—	—
Diluted weighted-average common shares outstanding	2,459,526	2,477,423	2,466,983

Basic earnings per share	$0.20	$3.97	$0.17
Diluted earnings per share	$0.20	$3.97	$0.17

Shares owned by the Company's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of June 30, 2016, 2015 and 2014 there were 62,252, 69,135 and 76,019 shares, respectively, which had not been allocated under the Company's ESOP.

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the year ended June 30, 2016, 9,448 shares were not included in the computation of diluted earnings per share because the incremental shares under the treasury stock method of calculation resulted in them being anti-dilutive.

Note 12 - Related Party Transactions

During the normal course of business, the Bank originates loans to directors, committee members, and senior management. Such loans are granted with interest rates, terms, and collateral requirements substantially the same as those for all other customers.

Total deposits from directors, executive officers, and their affiliates for the years ended June 30, 2016, 2015, and 2014 were $1.8 million, $1.9 million, and $1.9 million, respectively.

Total loans to directors, executive officers, and their affiliates are subject to regulatory limitations. Aggregate loans balances are as follows and were within regulatory limitations:

	At June 30,
	2016	2015	2014
Beginning balance	$277	$887	$228
Extensions of credit	5	—	668
Repayments	60	610	9
Ending balance	$222	$277	$887

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

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital requirements which created a new required ratio for common equity Tier 1 (“CET1”) capital, increased the leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios and changed what qualifies as capital for purposes of meeting these various capital requirements. The Bank is required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before it may pay dividends, repurchase shares or pay discretionary bonuses.

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

The new requirements also included changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.

Under the new standards, in order to be considered well-capitalized, the Bank must maintain a CET1 risk-based ratio of 6.5% (new), a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged). As of June 30, 2016, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The Bank’s capital accounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016
Total capital (to risk-weighted assets)	$59,938	15.7%	$30,580	8.0%	$38,225	10.0%
Tier I capital (to risk-weighted assets)	56,159	14.7	22,935	6.0	30,580	8.0
Common equity Tier 1 capital (to risk-weighted assets)	56,159	14.7	17,201	4.5	24,846	6.5
Tier I leverage capital (to average assets)	56,159	13.5	16,620	4.0	20,775	5.0

As of June 30, 2015
Total capital (to risk-weighted assets)	$57,321	17.4%	$26,422	8.0%	$33,027	10.0%
Tier I capital (to risk-weighted assets)	53,600	16.2	19,816	6.0	26,422	8.0
Common equity Tier 1 capital (to risk-weighted assets)	53,600	16.2	14,862	4.5	21,468	6.5
Tier I leverage capital (to average assets)	53,600	14.3	14,963	4.0	18,703	5.0

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Common Equity Tier 1 Capital, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 14.4%, 15.7%, 15.7% and 16.6%, respectively, as of June 30, 2016. As of June 30, 2015, Anchor Bancorp's Tier 1 Leverage-Based Capital, Common Equity Tier 1 Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios were 16.6%, 19.0%, 19.0% and 20.1%, respectively.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 14 - Income Taxes

The components of current and deferred tax expense for the years ended June 30, 2016 and 2015 were as follows:

	Year Ended June 30,
	2016	2015

Current	$126	$—
Deferred	(87)	148
Change in valuation allowance	—	(8,469)
Total	$39	$(8,321)

Retained earnings at June 30, 2016 and 2015, included $5.5 million in tax-basis bad debt reserves for which no income tax liability has been recorded. In the future, if this tax-basis bad debt reserve is used for purposes other than to absorb bad debts, or if legislation is enacted requiring recapture of all tax-basis bad debt reserves, the Bank will incur a federal tax liability at the then-prevailing corporate tax rate.

A reconciliation of the provision for income taxes based on statutory corporate tax rates on pre-tax income and the provision shown in the accompanying consolidated statements of income at the dates indicated is summarized as follows:

	Amount	Percent of Pre-Tax Income (loss)
June 30, 2016
Income taxes computed at statutory rates	$182	34.0%
Tax-exempt income	(189)	(35.4)
Other, net	46	8.6
Provision for income taxes	$39	7.2%
June 30, 2015
Income taxes computed at statutory rates	$511	34.0%
Tax-exempt income	(193)	(12.8)
Deferred tax asset valuation allowance	(8,469)	(562.5)
Other, net	(170)	(11.4)
Benefit for income taxes	$(8,321)	(552.7)%
June 30, 2014
Income taxes computed at statutory rates	$144	34.0%
Tax-exempt income	(202)	(47.8)
Deferred tax asset valuation allowance	50	11.9
Other, net	8	1.9
Provision for income taxes	$—	—%

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The components of net deferred tax assets and liabilities at the dates indicated are summarized as follows:

	June 30,
	2016	2015
Deferred tax assets
Allowance for loan losses	$3,159	$3,139
AMT credit carryforward	352	199
Deferred compensation - SERP	561	573
Stock awards	350	—
Securities impairment charge	340	340
Net operating loss carryforward	4,304	4,726
Real estate owned	155	198
Accumulated depreciation	305	314
Unrealized loss on securities available-for-sale		45
Other, net	53	—
Total deferred tax assets	9,579	9,534
Deferred tax liabilities
Deferred loan fees and costs	434	396
FHLB stock dividends	166	166
Mortgage servicing rights	70	80
Unrealized gain on securities available-for-sale	39	—
Other, net	—	25
Total deferred tax liabilities	709	667

Net deferred tax asset, after valuation allowance	$8,870	$8,867

DTAs are deferred tax consequences attributable to deductible temporary differences and carryforwards.  After the DTA has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance.  A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability.  Realization of the DTA is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. During fiscal 2015, the Company reversed its DTA valuation allowance related to the Company’s deferred tax assets as management deemed that it was no longer appropriate to carry a DTA valuation allowance as a result of changes in the factors considered by management when the Company initially established the valuation allowance. In reaching this determination, management considered, among other factors, the scheduled reversal of deferred tax assets and liabilities, taxes paid in carryback years, available tax planning strategies, the Company’s cumulative earnings during the past three years, including the Company’s recent financial performance, the improvement in the Company’s asset quality and financial condition, as well as projected earnings. As of June 30, 2016 and 2015, management deemed that a deferred tax asset valuation allowance related to the Company’s DTA was not necessary.

As of June 30, 2016, the Company had a federal net operating loss carryforwards totaling $12.7 million and insignificant Oregon state and local net operating loss carryforwards which can be used to offset future taxable income. The net operating losses begin to expire in 2031 for federal and 2024 for Oregon. The Company’s net operating loss carryforwards may be subject to limitations under Internal Revenue Code Section 382.

The Company had no uncertain tax positions at June 30, 2016, 2015, and 2014. The Company recognizes interest accrued on and penalties related to uncertain tax positions in tax expense. During the years ended June 30, 2016, 2015, and 2014, the Company recognized no interest and penalties.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The Company files income tax returns in the U.S. federal and Oregon state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2013.

Note 15 – Parent Company Financials

Presented below are the condensed statements of financial condition, statements of income, and statements of cash flows for Anchor Bancorp.

ANCHOR BANCORP STATEMENTS OF FINANCIAL CONDITION

	June 30,
	2016	2015
ASSETS
Cash	$2,378	$5,324
ESOP loan	672	735
Investment in bank subsidiary	58,428	47,506
Prepaid and other assets	747	505
Total assets	$62,225	$54,070
LIABILITIES
Total liabilities	$—	$3
STOCKHOLDERS’ EQUITY
Common stock	$25	$25
Additional paid-in-capital	22,157	23,404
Retained earnings	41,264	32,084
Unearned ESOP shares	(672)	(735)
Accumulated other comprehensive loss, net of tax	(549)	(711)
Total stockholders’ equity	$62,225	$54,067
Total liabilities and stockholders’ equity	$62,225	$54,070

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

ANCHOR BANCORP STATEMENTS OF INCOME

	For the Years Ended June 30,
	2016	2015	2014
Operating income
Interest income ESOP loan	$24	$26	$28
Dividends received from subsidiary	680	5,350	—
Total operating income	704	5,376	28
Operating expenses
Legal expense	354	105	127
Accounting expense	49	47	44
Professional fees	116	60	60
Management fees	69	67	68
General and administrative	62	54	77
Other expense	75	—	—
Total operating expenses	725	333	376
(Loss) profit before income tax	(21)	5,043	(348)
Income tax benefit	(227)	(478)	—
Income before equity in undistributed income of subsidiary	206	5,521	(348)
Equity in undistributed income of subsidiary	970	4,306	771
Net income	$1,176	$9,827	$423

ANCHOR BANCORP STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2016	2015	2014
Cash flows from operating activities
Net income	$1,176	$9,827	$423
Adjustments to reconcile net loss to net cash from operating activities:
Equity in undistributed income of subsidiary	(970)	(4,306)	(771)
Change in deferred tax assets, net	(227)	(478)	—
Change in other assets	(60)	(46)	(45)
Net cash used by operating activities	(81)	4,997	(393)
Cash flows from financing activities
Repurchase and retirement of common stock	(2,952)	—	—
ESOP loan repayments	87	88	123
Net cash provided by investing activities	(2,865)	88	123
Net change in cash and cash equivalents	(2,946)	5,084	(270)
Cash and cash equivalents at beginning of period	5,324	240	510
Cash and cash equivalents at end of period	$2,378	$5,324	$240

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

The following financial instruments were outstanding whose contract amounts represent credit risk at June 30, 2016:

	Amount of Commitment Expiration - Per Period

	Total Amounts Committed (2)	Due in One Year
Commitments to originate loans (1)	$14,130	$14,130
Line of credit
Fixed rate (3)	10,160	365
Adjustable rate	54,460	13,770
Undisbursed balance of loans closed	64,620	14,135
Total balance	$78,750	$28,265

(1) Interest rates on fixed rate loans range from 3.88% to 17.99%.
(2) At June 30, 2016 there were no reserves for unfunded commitments.
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
(2) At June 30, 2015 there was $79 in reserves for unfunded commitments.
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

Contingent liabilities for sold loans - In the ordinary course of business, the Bank sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Bank may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Bank has no commitment to repurchase the loan. The Bank has recorded no reserve to cover loss exposure related to these guarantees. The principal balance of loans sold without recourse for the years ended June 30, 2016 and 2015, was $80.6 million and $86.8 million, respectively. The Bank repurchased no loans for the years ended June 30, 2016, 2015 and 2014.

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

At periodic intervals, the Washington State Department of Financial Institutions, Division of Banks ("DFI") and the FDIC routinely examine the Bank’s financial statements as part of their legally prescribed oversight of the banking industry. Based on these examinations, the regulators can direct that the Bank’s financial statements be adjusted in accordance with their findings.

Operating lease commitment - The Bank leases space for branches and operations located in Shelton, and Puyallup, Washington. These leases run for periods ranging from three to five years. All leases require the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitments for the next five years are as follows:

Year Ended June 30,	Amount
2017	$124
2018	$124
2019	$84
2020	$37
2021	$—

Rental expense charged to operations was $140,000, $133,000 and $121,000 for the years ended June 30, 2016, 2015, and 2014, respectively.

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

•	Level 3 - Instruments whose significant value drivers are unobservable.

The following tables show the Company's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	June 30, 2016
	Level 1	Level 2	Level 3	Total

Municipal bonds	$—	$175	$—	$175
Mortgage-backed securities:
FHLMC	—	9,559	—	9,559
FNMA	—	13,204	—	13,204
GNMA	—	727	—	727

	June 30, 2015
	Level 1	Level 2	Level 3	Total

Municipal bonds	$—	$435	$—	$435
Mortgage-backed securities:
FHLMC	—	11,791	—	11,791
FNMA	—	16,408	—	16,408
GNMA	—	931	—	931

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the balances of assets measured at fair value on a nonrecurring basis during the year ended June 30, 2016:

	June 30, 2016
	Level 1	Level 2	Level 3	Total

Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$8,046	$8,046
Commercial	—	—	318	318
Land	—	—	316	316
Home equity	—	—	367	367
Commercial business	—	—	124	124
Total impaired loans	—	—	9,171	9,171

Real estate owned:
One-to-four family	$—	$—	$113	$113
Land	—	—	19	19
Total real estate owned	—	—	132	132

Total	$—	$—	$9,303	$9,303

The following table presents the balance of assets measured at fair value on a nonrecurring basis during the year ended June 30, 2015:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$4,172	$4,172
Commercial	—	—	408	408
Land	—	—	212	212
Commercial business	—	—	868	868
Total impaired loans	—	—	5,660	5,660

Real estate owned:
One-to-four family	$—	$—	$188	$188
Land	—	—	418	418
Total real estate owned	—	—	606	606

Total	$—	$—	$6,266	$6,266

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

The following tables present quantitative information about Level 3 fair value measurements at June 30, 2016 and 2015:

	June 30, 2016
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Average Discount

Impaired loans	$9,171	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (5%)
Real estate owned	$132	Fair value of collateral	Discount applied to the obtained appraisal	0% - 100% (12%)

	June 30, 2015
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Average Discount

Impaired loans	$5,660	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (4%)
Real estate owned	$606	Fair value of collateral	Discount applied to the obtained appraisal	0% - 100% (1%)
The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of June 30, 2016 and June 30, 2015.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as demand deposits, savings, and money market, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	June 30, 2016
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Cash and cash equivalents	$8,320	$8,320	$8,320	$—	$—
Securities available-for-sale	23,665	23,665	—	23,665	—
Securities held-to-maturity	6,291	6,425	—	6,425	—
FHLB stock	2,959	2,959	—	2,959	—
Loans held for sale	1,864	1,864	1,864	—	—
Loans receivable	351,130	349,244	—	—	349,244
Accrued interest receivable	1,182	1,182	—	1,182	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$182,456	$182,456	$182,456	$—	$—
Certificates of deposit	118,438	118,059	—	118,059	—
FHLB advances	62,000	62,124	—	62,124	—
Advance payments by borrowers taxes and insurance	1,114	1,114	1,114	—	—

	June 30, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Cash and cash equivalents	$14,450	$14,450	$14,450	$—	$—
Securities available-for-sale	29,565	29,565	—	29,565	—
Securities held-to-maturity	7,617	7,692	—	7,692	—
FHLB stock	853	853	—	853	—
Loans held for sale	505	505	505	—	—
Loans receivable	287,165	288,424	—	—	288,424
Accrued interest receivable	1,069	1,069	—	1,069	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$173,482	$173,482	$173,482	$—	$—
Certificates of deposit	126,330	125,942	—	125,942	—
FHLB advances	10,000	9,882	—	9,882	—
Advance payments by borrowers taxes and insurance	1,002	1,002	1,002	—	—

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash and cash equivalents, accrued interest receivable and advance payments by borrowers for taxes and insurance - The carrying amount is a reasonable estimate of fair value.
Securities - The estimated fair values of securities are based on quoted market prices of similar securities.
FHLB stock - FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the member institutions and can only be purchased and redeemed at par.
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of June 30, 2016 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act was (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, utilizing the framework established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2016 was effective.

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

(c)      Changes in Internal Controls: There have been no changes in the Company’s internal control over financial reporting during the year ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(d)  Equity Compensation Plan Information
The following table summarizes share and exercise price information about Anchor Bancorp's equity compensation plans as of June 30, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2015 Equity Incentive Plan (1)	—	$—	87,572
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	87,572
(1) As of June 30, 2016, there were no outstanding options, warrants and rights. At that date, there were 106,228 restricted shares granted pursuant to the 2015 Equity Incentive Plan (the "Plan") and 87,572 shares were available for future grants of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, non-qualified stock options, which do not satisfy the requirements for treatment as incentive stock options, restricted stock and restricted stock units under the Plan.
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
Item 14. Principal Accounting Fees and Services
The information contained under the section captioned “Proposal 3 – Ratification of Appointment of Independent Auditor” is included in the Company’s Proxy Statement and is incorporated herein by reference.

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

3. Exhibits:

Exhibits are available from the Company by written request.

3.1	Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate of the Company (1)
10.1	Form of Anchor Bank Employee Severance Compensation Plan (1)
10.2	Anchor Bank Phantom Stock Plan (1)
10.3	Form of 401(k) Retirement Plan (1)
10.4	Form of Employment Agreement between Anchor Bank and Jerald L. Shaw and Terri L. Degner (3)
10.5	Form of Severance Agreement and Release (4)
10.6	Agreement in Connection with Anchor Annual Meeting between Anchor Bancorp and Joel S. Lawson IV dated October 21, 2015 (5)
10.7	Standstill Agreement and Non-Disclosure Agreement by and among Anchor Bancorp, Joel S. Lawson IV and Varonica S. Ragan dated December 8, 2015 (6)
10.8	Anchor Bancorp, Inc. 2015 Equity Incentive Plan ("Equity Incentive Plan") (7)
10.9	Form of Incentive Stock Option Award Agreement under the Equity Incentive Plan (7)
10.10	Form of Non-Qualified Stock Option Award Agreement under the Equity Incentive Plan (7)
10.11	Form of Restricted Stock Award agreement under the Equity Incentive Plan (7)
10.12	Form of Restricted Stock Unit Award agreement under the Equity Incentive Plan (7)
14	Code of Ethics (8)
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Anchor Bancorp's Annual Report on Form 10-K for the year ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements

________________________

(1)	Filed on October 24, 2008, as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-154734) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 10, 2015 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K dated May 22, 2014 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company's Current Report on Form 8-K dated January 22, 2015 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company's Current Report on Form 8-K dated October 23, 2015 and incorporated herein by reference.
(6)	Filed as an exhibit to the Company's Current Report on Form 8-K dated December 10, 2015 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company's Registration Statement on Form S-8 date December 8, 2015 and incorporated herein by reference.
(8)	The Company elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.anchornetbank.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR BANCORP

September 9, 2016	By:/s/Jerald L. Shaw
Jerald L. Shaw
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/Jerald L. Shaw	September 9, 2016
Jerald L. Shaw President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/Terri L. Degner	September 9, 2016
Terri L. Degner Chief Financial Officer and Director (Principal Financial and Accounting Officer)

By: /s/Robert D. Ruecker	September 9, 2016
Robert D. Ruecker
Chairman of the Board and Director

By: /s/Douglas A. Kay	September 9, 2016
Douglas A. Kay
Director

By: /s/George W. Donovan	September 9, 2016
George W. Donovan
Director

By: /s/Reid A. Bates	September 9, 2016
Reid A. Bates
Director

By: /s/Varonica S. Ragan	September 9, 2016
Varonica S. Ragan
Director

By:______________________________________________	September __, 2016
Gordon Stephenson
Director

INDEX TO EXHIBITS

Exhibit Number

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP

31.1	Certification of Chief Executive Officer of Anchor Bancorp Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Anchor Bancorp Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer of Anchor Bancorp Pursuant to Section 906 of the Sarbanes-Oxley Act

101
The following materials from Anchor Bancorp's Annual Report on Form 10-K for the year ended
June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements