Form 10-Q
period 2016-09-30
Anchor Bancorp
filed 2016-11-07
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 7, 2016, there were 2,505,219 shares of common stock, $0.01 par value per share, outstanding.

ANCHOR BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiary, unless the context indicates otherwise.  When we refer to “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, the wholly owned subsidiary of Anchor Bancorp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands, except share data) (Unaudited)	September 30, 2016	June 30, 2016
ASSETS
Cash and cash equivalents	$12,327	$8,320
Securities available-for-sale, at fair value, amortized cost of $22,418 and $23,550	22,555	23,665
Securities held-to-maturity, at amortized cost, fair value of $6,141 and $6,425	6,009	6,291
Loans held for sale	1,315	1,864
Loans receivable, net of allowance for loan losses of $3,824 and $3,779	351,010	347,351
Bank owned life insurance investment, net of surrender charges	19,647	19,515
Accrued interest receivable	1,169	1,182
Real estate owned, net ("REO")	271	373
Federal Home Loan Bank ("FHLB") stock, at cost	2,939	2,959
Property, premises, and equipment, at cost, less accumulated depreciation of $11,511 and $11,382	9,858	10,001
Deferred tax asset, net	8,670	8,870
Prepaid expenses and other assets	193	1,113
Total assets	$435,963	$431,504
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$55,329	$50,781
Interest-bearing	248,877	250,113
Total deposits	304,206	300,894

FHLB advances	61,500	62,000
Advance payments by borrowers for taxes and insurance	1,891	1,114
Supplemental Executive Retirement Plan liability	1,694	1,691
Accounts payable and other liabilities	2,894	2,609
Total liabilities	372,185	368,308
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, authorized 45,000,000 shares; 2,505,219 issued and outstanding at September 30, 2016 and 2,515,803 issued and outstanding at June 30, 2016, respectively	25	25
Additional paid-in capital	22,135	22,157
Retained earnings	42,808	42,235
Unearned Employee Stock Ownership Plan ("ESOP") shares	(656)	(672)
Accumulated other comprehensive loss, net of tax	(534)	(549)
Total stockholders’ equity	63,778	63,196
Total liabilities and stockholders’ equity	$435,963	$431,504

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,

	2016	2015
Interest income:
Loans receivable, including fees	$4,652	$4,018
Securities	23	16
Mortgage-backed securities	166	182
Total interest income	4,841	4,216
Interest expense:
Deposits	619	670
FHLB advances	149	30
Total interest expense	768	700
Net interest income before provision for loan losses	4,073	3,516
Provision for loan losses	75	20
Net interest income after provision for loan losses	3,998	3,496
Noninterest income:
Deposit service fees	348	373
Other deposit fees	194	178
Other loan fees	235	144
Gain on sale of loans	101	61
Bank owned life insurance investment	132	156
Other income	147	131
Total noninterest income	1,157	1,043
Noninterest expense:
Compensation and benefits	2,310	2,020
General and administrative expenses	736	734
Real estate owned impairment	—	38
Real estate owned holding costs	19	11
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	69	69
Information technology	485	441
Occupancy and equipment	506	490
Deposit services	111	113
Marketing	100	126
Loss on sale of property, premises and equipment	—	3
(Gain) loss on sale of real estate owned	(12)	8
Total noninterest expense	4,324	4,053
Income before provision for income taxes	831	486
Provision for income taxes	258	141
Net income	$573	$345
Basic earnings per share	$0.24	$0.14
Diluted earnings per share	$0.24	$0.14
Weighted average number of basic shares outstanding	2,391,839	2,472,368
Weighted average number of diluted shares outstanding	2,414,679	2,472,368
See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands) (Unaudited)	Three Months Ended September 30,

	2016	2015
NET INCOME	$573	$345
OTHER COMPREHENSIVE INCOME, net of income tax
Unrealized holding gain on available-for-sale securities during the period, net of income tax expense of $7 and $32, respectively	15	62
Other comprehensive income, net of income tax	15	62
COMPREHENSIVE INCOME	$588	$407

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$573	$345
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	175	154
Net amortization of premiums on securities	75	117
Provision for loan losses	75	20
ESOP expense	44	38
Real estate owned impairment	—	38
Deferred federal income taxes	258	141
Stock compensation expense	224	—
Increase in cash surrender value of life insurance investment	(132)	(131)
Gain on sale of loans	(101)	(61)
Originations of loans held for sale	(6,881)	—
Proceeds from sale of loans held for sale	6,460	510
Loss on sale of property, premises, and equipment	—	3
(Gain) loss on sale of real estate owned	(12)	8
Change in operating assets and liabilities:
Accrued interest receivable	13	144
Prepaid expenses and other assets	920	1,853
Supplemental Executive Retirement Plan ("SERP")	3	(77)
Accounts payable and other liabilities	285	950
Net cash provided by operating activities	1,979	4,052
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	852	—
Principal repayments on mortgage-backed available-for-sale securities	1,280	1,609
Principal repayments on mortgage-backed held-to-maturity securities	275	277
Loan originations, net of undisbursed loan proceeds and principal repayments	(3,700)	(1,699)
Proceeds from sale of real estate owned	294	449
Purchase of fixed assets, net	(32)	134
Redemption of FHLB stock	20	—
Net cash provided by investing activities	(1,011)	770
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	3,312	1,267
Net change in advance payments by borrowers for taxes and insurance	777	(7)
Proceeds from FHLB advances	20,500	—
Repayment of FHLB advances	(21,000)	—
Repurchase and retirement of common stock	(273)	(875)
Net share settlement of stock awards	(277)	—
Net cash used in financing activities	$3,039	$385

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,

	2016	2015
NET CHANGE IN CASH AND CASH EQUIVALENTS	$4,007	$5,207
Beginning of period	8,320	14,450
End of period	$12,327	$19,657
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$773	$700
Income taxes	$65	$100
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Noncash investing activities:
Net loans transferred to real estate owned	$168	$—
Unrealized holding gain on available-for-sale securities, net of tax	$15	$62
Loans securitized into mortgage-backed securities	$1,071	$—

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

Anchor Bank is a community-based savings bank primarily serving Western Washington through its 10 full-service bank offices (including one Wal-Mart in-store location) within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, and one loan production office located in King County, Washington.  Anchor Bank’s business consists of attracting deposits from the public and utilizing those deposits to originate loans.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2016 (“2015 Form 10-K”). The results of operations for the three months ended September 30, 2016 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2017. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported consolidated net income or equity. The Company has evaluated events and transactions subsequent to September 30, 2016 for potential recognition or disclosure.

Note 3 - Recently Issued Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU is part of the FASB simplification initiative aimed at reducing complexity in accounting standards. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. Importantly, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction - that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. This ASU is effective for annual periods beginning after December 31, 2016 and interim periods within those annual periods. The adoption of ASU No. 2015-17 is not expected to have a material impact on the Company's consolidated financial statements.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The ASU is intended to reduce diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of ASU No. 2016-15 is being reviewed for any material impact there may be on the Company's consolidated financial statements.

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

	For the Three Months Ended September 30,
	2016	2015
	(Dollars in thousands, except share data)
Net income	$573	$345
Earnings allocated to common shareholders	$573	$345

Basic weighted-average common shares outstanding	2,391,839	2,472,368
Potentially dilutive incremental shares	22,840	—
Diluted weighted-average common shares outstanding	2,414,679	2,472,368

Basic earnings per share	$0.24	$0.14
Diluted earnings per share	$0.24	$0.14

Shares owned by the Company's ESOP that have not been allocated are not considered be outstanding for the purpose of computing basic and diluted EPS. As of September 30, 2016 and June 30, 2016 there were 60,532 and 62,252 shares, respectively, which had not been allocated under the Company's ESOP.

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended September 30, 2016, there were no incremental shares that were not included in the computation of diluted earnings per share because those shares under the treasury stock method of calculation would have resulted in them being anti-dilutive.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Investments

The amortized cost and estimated fair market values of investment securities as of September 30, 2016 and June 30, 2016, were as follows:

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$173	$—	$—	$173
Mortgage-backed securities:
FHLMC (1)	10,023	204	(36)	10,191
FNMA (2)	11,537	46	(66)	11,517
GNMA (3)	685	—	(11)	674
	$22,418	$250	$(113)	$22,555
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$2,611	$72	$(17)	$2,666
FNMA	1,424	98	(4)	1,518
GNMA	1,974	5	(22)	1,957
	$6,009	$175	$(43)	$6,141
(1) Federal Home Loan Mortgage Corporation ("Freddie Mac")
(2) Federal National Mortgage Association ("Fannie Mae")
(3) Government National Mortgage Association ("Ginnie Mae")

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$175	$—	$—	$175
Mortgage-backed securities:
FHLMC	9,442	161	(44)	9,559
FNMA	13,199	67	(62)	13,204
GNMA	734	—	(7)	727
	$23,550	$228	$(113)	$23,665
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	2,793	72	(20)	2,845
FNMA	1,513	103	(3)	1,613
GNMA	1,985	5	(23)	1,967
	$6,291	$180	$(46)	$6,425

There were 27 and 24 securities in an unrealized loss position at September 30, 2016 and June 30, 2016, respectively. The unrealized losses on investments in mortgage-backed securities relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities prior to their maturity. We do expect to recover the entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of the dates indicated, were as follows:

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$666	$(1)	$3,809	$(35)	$4,475	$(36)
FNMA	1,228	(3)	5,522	(63)	6,750	(66)
GNMA	—	—	674	(11)	674	(11)
	$1,894	$(4)	$10,005	$(109)	$11,899	$(113)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$1,871	$(17)	$1,871	$(17)
FNMA	—	—	646	(4)	646	(4)
GNMA	—	—	984	(22)	984	(22)
	$—	$—	$3,501	$(43)	$3,501	$(43)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$710	$(5)	$4,031	$(39)	$4,741	$(44)
FNMA	855	(1)	5,900	(61)	6,755	(62)
GNMA	—	—	727	(7)	727	(7)
	$1,565	$(6)	$10,658	$(107)	$12,223	$(113)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$1,973	$(20)	$1,973	$(20)
FNMA	—	—	684	(3)	684	(3)
GNMA	—	—	989	(23)	989	(23)
	$—	$—	$3,646	$(46)	$3,646	$(46)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual maturities of securities at September 30, 2016 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

September 30, 2016	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds:
Due after ten years	$173	$173
Mortgage-backed securities:
FHLMC	10,023	10,191
FNMA	11,537	11,517
GNMA	685	674
	$22,418	$22,555

Securities held-to-maturity
Mortgage-backed securities:
FHLMC	2,611	2,666
FNMA	1,424	1,518
GNMA	1,974	1,957
	$6,009	$6,141

Sales of securities available-for-sale for the dates indicated are summarized as follows:

	Three Months Ended September 30,
	2016	2015
	(In thousands)
Proceeds from sales	$—	$—
Proceeds from maturities and calls	852	—
Gross realized gains	—	—
Gross realized losses	—	—

Pledged securities at the dates indicated are summarized as follows:

	September 30, 2016		June 30, 2016
Pledged to secure:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Public deposits	$9,047	$9,170	$12,575	$12,719
FHLB borrowings	1,204	1,258	1,302	1,358
Federal Reserve borrowing line	968	973	973	978

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Loans Receivable, net

Loans receivable consisted of the following at the dates indicated:

	September 30, 2016	June 30, 2016
	(In thousands)
Real estate:
One-to-four family	$60,067	$61,230
Multi-family	54,556	53,742
Commercial	144,402	149,527
Construction	30,635	21,793
Land	7,534	6,839
Total real estate	297,194	293,131
Consumer:
Home equity	16,890	16,599
Credit cards	2,871	2,969
Automobile	630	597
Other consumer	1,776	1,933
Total consumer	22,167	22,098

Business:
Commercial business	36,688	36,848
Total loans	356,049	352,077
Less:
Deferred loan fees and loan premiums, net	1,215	947
Allowance for loan losses	3,824	3,779
Loans receivable, net	$351,010	$347,351

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
The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2016:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 9/30/16
	(In thousands)
Allowance for loan losses:
Beginning balance	$798	$454	$1,333	$271	$75	$516	$332	$—	$3,779
Provision (benefit) for loan losses	(91)	9	(24)	108	35	42	(4)	—	75
Charge-offs	—	—	—	—	—	(54)	—	—	(54)
Recoveries	10	—	—	2	—	9	3	—	24
Ending balance	$717	$463	$1,309	$381	$110	$513	$331	$—	$3,824

(1)	Consumer loans include home equity, credit cards, automobile, and other consumer loans. The only consumer loans with impairment are home equity loans.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2015:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 9/30/15
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,113	$95	$262	$247	$75	$445	$1,405	$79	$3,721
Provision (benefit) for loan losses	(131)	11	417	(140)	(36)	21	(43)	(79)	20
Charge-offs	(146)	—	—	—	—	(31)	(44)	—	(221)
Recoveries	126	—	1	8	—	31	1	—	167
Ending balance	$962	$106	$680	$115	$39	$466	$1,319	$—	$3,687
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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2016:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$4,073	$4,254	$—
Commercial real estate	315	547	—
Land	173	186	—
Home equity	80	82	—
Commercial business	89	151	—
With an allowance recorded
One-to-four family	$4,645	$4,700	$344
Land	319	319	29
Home equity	364	364	144
Commercial business	96	111	17
Total
One-to-four family	$8,718	$8,954	$344
Commercial real estate	315	547	—
Land	492	505	29
Home equity	444	446	144
Commercial business	185	262	17
Total	$10,154	$10,714	$534

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2016:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$2,049	$2,269	$—
Commercial real estate	319	547	—
Land	174	188	—
Home equity	60	62	—
Commercial business	64	125	—
With an allowance recorded
One-to-four family	$7,234	$7,284	$419
Land	316	316	4
Home equity	367	367	145
Commercial business	124	138	22
Total
One-to-four family	$9,283	$9,553	$419
Commercial real estate	319	547	—
Land	490	504	4
Home equity	427	429	145
Commercial business	188	263	22
Total	$10,707	$11,296	$590

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded
One-to-four family	$3,152	$14	$2,076	$4
Commercial real estate	433	—	—	—
Land	180	1	219	1
Home equity	71	—	65	—
Commercial business	108	1	217	1
With an allowance recorded
One-to-four family	$5,967	$16	$7,727	$27
Land	318	7	365	7
Home equity	366	1	221	1
Commercial business	118	—	823	—
Total
One-to-four family	$9,119	$30	$9,803	$31
Commercial real estate	433	—	—	—
Land	498	8	584	8
Home equity	437	1	286	1
Commercial business	226	1	1,040	1
Total	$10,713	$40	$11,713	$41

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2016:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$717	$463	$1,309	$381	$110	$513	$331	$—	$3,824
Ending balance: individually evaluated for impairment	344	—	—	—	29	144	17	—	534
Ending balance: collectively evaluated for impairment	$373	$463	$1,309	$381	$81	$369	$314	$—	$3,290

Loans receivable:
Ending balance	$60,067	$54,556	$144,402	$30,635	$7,534	$22,167	$36,688	$—	$356,049
Ending balance: individually evaluated for impairment	8,718	—	315	—	492	444	185	—	10,154
Ending balance: collectively evaluated for impairment	$51,349	$54,556	$144,087	$30,635	$7,042	$21,723	$36,503	$—	$345,895

(1)	Consumer loans include home equity, credit cards, auto and other consumer loans.

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

The following table presents the recorded investment in nonaccrual loans by type of loans as of the dates indicated:

	September 30, 2016	June 30, 2016
	(In thousands)
One-to-four family	$2,010	$1,539
Commercial	315	319
Home equity	37	16
Other consumer	—	1
Commercial business	96	97
Total	$2,458	$1,972

There were no loans past due 90 days or more and still accruing interest at September 30, 2016 and June 30, 2016.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class of loan, as of September 30, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$578	$355	$2,010	$2,943	$57,124	$60,067
Multi-family	—	—	—	—	54,556	54,556
Commercial real estate	—	—	315	315	144,087	144,402
Construction	—	—	—	—	30,635	30,635
Land	—	—	—	—	7,534	7,534
Home equity	44	64	37	145	16,745	16,890
Credit cards	17	—	—	17	2,854	2,871
Automobile	—	—	—	—	630	630
Other consumer	7	—	—	7	1,769	1,776
Commercial business	—	—	96	96	36,592	36,688
Total	$646	$419	$2,458	$3,523	$352,526	$356,049

(1) Includes loans on nonaccrual status.

The following table presents past due loans, net of partial loan charge-offs, by class of loan as of June 30, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$566	$623	$1,539	$2,728	$58,502	$61,230
Multi-family	—	—	—	—	53,742	53,742
Commercial real estate	—	—	319	319	149,208	149,527
Construction	—	—	—	—	21,793	21,793
Land	—	—	—	—	6,839	6,839
Home equity	14	8	16	38	16,561	16,599
Credit cards	77	—	—	77	2,892	2,969
Automobile	1	—	—	1	596	597
Other consumer	12	—	1	13	1,920	1,933
Commercial business	—	—	97	97	36,751	36,848
Total	$670	$631	$1,972	$3,273	$348,804	$352,077
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

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table presents the internally assigned grade as of September 30, 2016, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$55,006	$53,821	$140,554	$30,635	$7,042	$16,365	$2,854	$630	$1,757	$35,102	$343,766
Watch	1,683	735	3,533	—	319	230	17	—	18	1,401	7,936
Special Mention	856	—	—	—	173	44	—	—	—	89	1,162
Substandard	2,522	—	315	—	—	251	—	—	1	96	3,185
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$60,067	$54,556	$144,402	$30,635	$7,534	$16,890	$2,871	$630	$1,776	$36,688	$356,049

The following table presents the internally assigned grade as of June 30, 2016, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$52,438	$53,002	$146,587	$21,793	$6,349	$15,377	$2,892	$542	$1,839	$35,149	$335,968
Watch	4,875	740	1,978	—	316	836	77	55	94	1,005	9,976
Special Mention	1,789	—	644	—	174	220	—	—	—	533	3,360
Substandard	2,128	—	318	—	—	166	—	—	—	161	2,773
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$61,230	$53,742	$149,527	$21,793	$6,839	$16,599	$2,969	$597	$1,933	$36,848	$352,077

Troubled Debt Restructures. A troubled debt restructure ("TDR") is a loan where the Company, for economic or legal reasons related to the borrower's financial condition, has granted a concession to the borrower that it would otherwise not consider so that the borrower can continue to make payments while minimizing the Company's potential loss. The modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank's best interest. At September 30, 2016, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents TDRs by accrual versus nonaccrual status and by loan class as of September 30, 2016:

	September 30, 2016
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$6,292	$758	$7,050
Land	492	—	492
Home equity	257	—	257
Commercial business	89	—	89
Total	$7,130	$758	$7,888

The following table presents TDRs by accrual versus nonaccrual status and by loan class as of June 30, 2016:

	June 30, 2016
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$7,503	$411	$7,914
Land	490	—	490
Home equity	261	—	261
Commercial business	90	—	90
Total	$8,344	$411	$8,755

There were no TDR loans, or renewals or modifications of existing TDR loans during the three months ended September 30, 2016 and 2015.

For both the three months ended September 30, 2016 and 2015, there were no TDRs for which there was a payment default within 12 months of their restructure.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Real Estate Owned, net

The following table is a summary of REO activity for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,

	2016	2015
	(In thousands)
Balance at the beginning of the period	$373	$797
Net loans transferred to real estate owned	168	—
Capitalized improvements	—	(1)
Sales	(282)	(448)
Gain (loss) on sale of REO	12	(8)
Impairments	—	(38)
Balance at the end of the period	$271	$302

Note 8 - Employee Benefit Plans

On January 25, 2011, the Company established an ESOP for the benefit of substantially all employees. The ESOP borrowed $1.0 million from the Company and used those funds to acquire 102,000 shares of the Company's common stock at the time of the initial public offering at a price of $10.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on June 30th, the Company's fiscal year end.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the daily average market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued throughout the year.

Compensation expense related to the ESOP for the three months ended September 30, 2016 and 2015 was $44,000 and $38,000, respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	September 30, 2016	June 30, 2016
	(Dollars in thousands)
Allocated shares	41,468	39,748
Unallocated shares	60,532	62,252
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,544	$1,471

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

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended September 30, 2016. The following tables show the Company's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$173	$—	$173
Mortgage-backed securities:
FHLMC	—	10,191	—	10,191
FNMA	—	11,517	—	11,517
GNMA	—	674	—	674

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$175	$—	$175
Mortgage-backed securities:
FHLMC	—	9,559	—	9,559
FNMA	—	13,204	—	13,204
GNMA	—	727	—	727

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balances of assets measured at fair value on a nonrecurring basis at September 30, 2016:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$7,169	$7,169
Commercial	—	—	315	315
Land	—	—	319	319
Home equity	—	—	364	364
Commercial business	—	—	96	96
Total impaired loans	—	—	8,263	8,263

Real estate owned:	$—	$—	$—	$—

Total	$—	$—	$8,263	$8,263

The following table presents the balances of assets measured at fair value on a nonrecurring basis at June 30, 2016:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$8,046	$8,046
Commercial	—	—	318	318
Land	—	—	316	316
Home equity	—	—	367	367
Commercial business	—	—	124	124
Total impaired loans	—	—	9,171	9,171

Real estate owned:
One-to-four family	$—	$—	$113	$113
Land	—	—	19	19
Total real estate owned	—	—	132	132

Total	$—	$—	$9,303	$9,303

The fair values of impaired loans and real estate owned properties are generally based on third party appraisal of the properties, resulting in Level 3 classification.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2016 and June 30, 2016:

	September 30, 2016
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans	$8,263	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (5%)
Real estate owned	$—	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (0%)

	June 30, 2016
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans	$9,171	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (5%)
Real estate owned	$132	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (12%)

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of September 30, 2016 and June 30, 2016:

	September 30, 2016
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$12,327	$12,327	$12,327	$—	$—
Securities available-for-sale	22,555	22,555	—	22,555	—
Securities held-to-maturity	6,009	6,141	—	6,141	—
FHLB stock	2,939	2,939	—	2,939	—
Loans held for sale	1,315	1,315	1,315		—
Loans receivable	354,834	357,684	—	—	357,684
Accrued interest receivable	1,169	1,169	—	1,169	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$186,704	$186,704	$186,704	$—	$—
Certificates of deposit	117,502	117,073	—	117,073	—
FHLB advances	61,500	61,518	—	61,518	—
Advance payments by borrowers for taxes and insurance	1,891	1,891	1,891	—	—

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2016
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$8,320	$8,320	$8,320	$—	$—
Securities available-for-sale	23,665	23,665	—	23,665	—
Securities held-to-maturity	6,291	6,425	—	6,425	—
FHLB stock	2,959	2,959	—	2,959	—
Loans held for sale	1,864	1,864	1,864	—	—
Loans receivable	351,130	349,244	—	—	349,244
Accrued interest receivable	1,182	1,182	—	1,182	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$182,456	$182,456	$182,456	$—	$—
Certificates of deposit	118,438	118,059	—	118,059	—
FHLB advances	62,000	62,124	—	62,124	—
Advance payments by borrowers for taxes and insurance	1,114	1,114	1,114	—	—
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

As of September 30, 2016, awards for restricted stock totaling 87,572 were outstanding and no stock options were granted. Awarded shares of restricted stock typically vest over various periods as long as the director, advisory director, directors emeriti, officer or employee remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

For the three months ended September 30, 2016 total compensation expense for the Plan was $224,000, and the related income tax benefit was $76,000.

The following table provides a summary of changes in non-vested restricted stock awards for the three months ended September 30, 2016:

	For the Three Months Ended September 30, 2016

		Weighted-Average Grant Date Fair Value
	Shares
Non-vested at July 1, 2016	70,844	$25.69
Granted	—	—
Vested	(10,750)	25.75
Forfeited and canceled	(10,584)	25.75
Non-vested at September 30, 2016	49,510	25.66

As of September 30, 2016, there was $566,000 of total unrecognized compensation costs related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately two years.

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

As of September 30, 2016, the Condensed Consolidated Statement of Financial Condition included a net deferred tax asset of $8.7 million. The Company's primary deferred tax assets relate to the allowance for loan losses. The Company has prepared federal tax returns through June 30, 2015. At June 30, 2016 the net operating loss carryforward was $12.7 million which will begin to expire in 2031.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. Each quarter, we consider positive evidence, which may include taxes paid in carryback years, reversing timing differences, available tax planning strategies, and projected taxable income and weigh it against negative evidence, which may include cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings, among other items. At September 30, 2016, management determined that no valuation allowance on the deferred tax asset was required. This determination was based on sufficient positive evidence associated with our return to profitability, demonstrated through cumulative earnings over the recent three year period, strong quarterly income, and our projections for future taxable income.

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

Some of these and other factors are discussed in our 2016 Form10-K under Item 1A. “Risk Factors.” Such developments could have an adverse impact on our financial position and results of operations.

Any of the forward-looking statements that we make in this quarterly report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. Because of these and other uncertainties, our actual results for fiscal year 2017 and beyond may differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity, operating results and stock price performance.

Background and Overview

Anchor Bancorp is a bank holding company which primarily engages in the business activity of its subsidiary, Anchor Bank. Anchor Bank is a community-based savings bank primarily serving Western Washington through our 10 full-service banking offices (including one Wal-Mart in-store location) within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, and loan production office located in King County, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences, as well as consumer loans, with an emphasis on home equity loans and lines of credit. Recently, we have been aggressively offering commercial real estate loans and multi-family loans primarily in Western Washington.

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, we carried no valuation allowance at September 30, 2016. The tax provision for the period is equal to the net change in the net deferred tax asset from the beginning to the end of the period, less amounts applicable to the change in value related to securities available-for-sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from REO, deferred loan fees and costs, and loan loss reserves.

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

Comparison of Financial Condition at September 30, 2016 and June 30, 2016

General. Total assets increased by $4.5 million, or 1.0%, to $436.0 million at September 30, 2016 from $431.5 million at June 30, 2016. The increase in assets during this period was primarily a result of a $4.0 million, or 48.2% increase in cash and cash equivalents to $12.3 million at September 30, 2016 from $8.3 million at June 30, 2016 due to an increase in deposits. In addition, loans receivable, net, increased $3.7 million, or 1.1%, to $351.0 million at September 30, 2016 from $347.4 million at June 30, 2016. Partially offsetting these increases was a $1.1 million, or 4.5%, decline in securities available-for-sale comprised almost entirely of mortgage-backed securities, and a $920,000, or 82.7%, decline in prepaid expenses and other assets at September 30, 2016 as compared to June 30, 2016. Total liabilities increased $3.9 million, or 1.1%, to $372.2 million at September 30, 2016 compared to $368.3 million at June 30, 2016. Total deposits increased $3.3 million, or 1.1%, to $304.2 million at September 30, 2016 compared to $300.9 million at June 30, 2016 primarily as a result of a $4.5 million, or 9.0% increase in noninterest bearing deposits to $55.3 million at September 30, 2016 from $50.8 million at June 30, 2016, partially offset by a $1.3 million, or 2.9%, decrease in savings deposits to $43.7 million at September 30, 2016 from $45.0 million at June 30, 2016.

Assets. The following table details the increases and decreases in the composition of the Company's assets from June 30, 2016 to September 30, 2016:

	Balance at September 30, 2016	Balance at June 30, 2016	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$12,327	$8,320	$4,007	48.2%
Securities, available-for-sale	22,555	23,665	(1,110)	(4.7)
Securities, held-to-maturity	6,009	6,291	(282)	(4.5)
Loans receivable, net of allowance for loan losses	351,010	347,351	3,659	1.1
Real estate owned, net	271	373	(102)	(27.3)

Cash and cash equivalents increased by $4.0 million, or 48.2%, to $12.3 million at September 30, 2016, from $8.3 million at June 30, 2016 due to an increase in deposits.

Securities available-for-sale decreased $1.1 million, or 4.7%, to $22.6 million at September 30, 2016 from $23.7 million at June 30, 2016. Securities held-to-maturity decreased $282,000, or 4.5%, to $6.0 million at September 30, 2016 from $6.3 million at June 30, 2016. The decreases in these portfolios were primarily the result of contractual principal repayments.

Loans receivable, net, increased $3.7 million, or 1.1%, to $351.0 million at September 30, 2016 from $347.4 million at June 30, 2016 as a result of new loan production exceeding principal reductions. Construction loans increased $8.8 million, or 40.6%, to $30.6 million at September 30, 2016 from $21.8 million at June 30, 2016. There were $55.5 million in undisbursed construction loan commitments at September 30, 2016. Multi-family loans increased $814,000, or 1.5%, to $54.6 million at September 30, 2016 from $53.7 million at June 30, 2016. Land loans increased $695,000, or 10.2%, to $7.5 million at September 30, 2016 from $6.8 million at June 30, 2016. Consumer loans increased $69,000, or 0.3%, to $22.2 million at September 30, 2016 from $22.1 million at June 30, 2016. Commercial real estate loans decreased $5.1 million, or 3.4%, to $144.4 million at September 30, 2016 from $149.5 million at June 30, 2016 partially due to the repayment of a $4.2 million commercial real estate loan secured by a hotel. Also, we sold a $4.0 million participation interest in a commercial real estate loan which is secured by a parking structure. One-to-four family loans decreased $1.2 million, or 1.9%, to $60.1 million at September 30, 2016 from $61.2 million at June 30, 2016. Commercial business loans decreased $160,000, or 0.4%, to $36.7 million at September 30, 2016 from $36.8 million at June 30, 2016.

Total delinquent loans (past due 30 days or more), increased $213,000 to $3.5 million at September 30, 2016 from $3.3 million at June 30, 2016. Nonperforming loans, consisting solely of nonaccrual loans, totaled $2.5 million at September 30, 2016 as compared to $2.0 million at June 30, 2016. Total classified loans increased $412,000, or 14.8%, to $3.2 million at September 30, 2016 from $2.8 million at June 30, 2016.

As of September 30, 2016, the Company had three real estate owned ("REO") properties with an aggregate book value of $271,000 compared to six properties with an aggregate book value of $373,000 at June 30, 2016, and five properties with an aggregate book value of $302,000 at September 30, 2015.  The decrease in the aggregate book value of REO properties during the quarter ended September 30, 2016 from the prior quarter was primarily attributable to sales of three one-to-four family homes and one lot with a net book value of $269,000 resulting in a net gain on sale of $12,000. At September 30, 2016, the largest REO property was a one-to-four family home in Thurston County, Washington with a carrying value of $168,000 which the Company acquired in August 2016.

Liabilities. Total liabilities increased $3.9 million between June 30, 2016 and September 30, 2016. Deposits increased $3.3 million, or 1.1%, to $304.2 million at September 30, 2016 from $300.9 million at June 30, 2016. Our core deposits, which consist of all deposits other than certificates of deposit, increased by $4.2 million, or 2.3%, to $186.7 million at September 30, 2016 from $182.5 million at June 30, 2016. Certificates of deposit decreased $936,000, or 0.8%, to $117.5 million at

September 30, 2016 from $118.4 million at June 30, 2016. The decrease in certificates of deposit was offset by a $4.5 million, or 9.0%, increase in noninterest-bearing demand deposits to $55.3 million at September 30, 2016 from $50.8 million at June 30, 2016.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at September 30, 2016	Balance at June 30, 2016	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$55,329	$50,781	$4,548	9.0%
Interest-bearing demand deposits	27,522	27,419	103	0.4
Money market accounts	60,176	59,270	906	1.5
Savings deposits	43,677	44,986	(1,309)	(2.9)
Certificates of deposit	117,502	118,438	(936)	(0.8)
Total deposit accounts	$304,206	$300,894	$3,312	1.1%

Stockholders' Equity. Total stockholders' equity increased $582,000, or 0.9%, to $63.8 million at September 30, 2016 from $63.2 million at June 30, 2016 primarily due to net income of $573,000. Accumulated other comprehensive loss decreased $15,000 to $534,000 as a result of unrealized valuation changes on investments available-for-sale.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

General. Net income for the three months ended September 30, 2016 was $573,000 or $0.24 per diluted share compared to net income of $345,000 or $0.14 per diluted share for the three months ended September 30, 2015.

Net Interest Income. Net interest income before the provision for loan losses increased $557,000, or 15.8%, to $4.1 million for the quarter ended September 30, 2016 compared to the same period last year primarily due to the increase in average loans receivable. Average loans receivable, net, for the quarter ended September 30, 2016 increased $67.8 million, or 23.6%, to $355.1 million from $287.3 million for the quarter ended September 30, 2015.

The Company's net interest margin increased slightly to 4.16% for the quarter ended September 30, 2016 from 4.15% for the comparable period in 2015 despite a three basis point decrease in the average yield on interest-earning assets to 4.94% for the quarter ended September 30, 2016 compared to 4.97% for the same period in 2015. The improvement in our net interest margin compared to the same quarter last year primarily reflects the increase in the average balance of loans receivable, net and the reduction in the weighted average cost of our FHLB advances to 1.00% for the quarter ended September 30, 2016 compared to 1.20% for the quarter ended September 30, 2015. The weighted average cost of interest-bearing liabilities decreased six basis points to 0.99% for the quarter ended September 30, 2016 compared to 1.05% for the same period in the prior year.

The following table sets forth the changes to our net interest income for the three months ended September 30, 2016 compared to the same period in 2015. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(314)	$948	$634
Mortgage-backed securities	15	(30)	(15)
Investment securities, FHLB stock and cash and cash equivalents	15	(9)	6
Total net change in income on interest-earning assets	$(284)	$909	$625
Interest-bearing liabilities:
Savings deposits	$—	$1	$1
Interest-bearing demand deposits	—	—	—
Money market accounts	(2)	(1)	(3)
Certificates of deposit	(12)	(38)	(50)
FHLB advances	(30)	150	120
Total net change in expense on interest-bearing liabilities	(44)	112	68
Net change in net interest income	$(240)	$797	$557

Interest Income. Total interest income for the three months ended September 30, 2016 increased $625,000, or 14.8%, to $4.8 million from $4.2 million for the three months ended September 30, 2015. The increase during the period was primarily attributable to the increase in the average balance on loans receivable, net. Average loans receivable, net, increased $67.8 million during the quarter ended September 30, 2016 compared to the same quarter last year. The average yield on loans receivable, net, decreased 36 basis points to 5.24% during the three months ended September 30, 2016 compared to 5.60% for the same period in the prior year. Average mortgage-backed securities declined $6.0 million during the three months ended September 30, 2016 compared to the same period in the prior year. The average yield on mortgage-backed securities increased 20 basis points to 2.24% for the three months ended September 30, 2016 compared to 2.04% for the same period in the prior year. Average interest-earning assets increased $52.6 million, or 15.5%, to $391.7 million for the three months ended September 30, 2016 compared to $339.1 million for the same period in 2015.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016		2015		Increase/(Decrease) in Interest and Dividend Income from 2015
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$355,051	5.24%	$287,255	5.60%	$634
Mortgage-backed securities	29,795	2.24	35,752	2.04	(15)
Investment securities	174	4.60	551	5.08	(5)
FHLB stock	2,881	2.50	853	0.47	17
Cash and cash equivalents	3,833	0.21	14,737	0.22	(6)
Total interest-earning assets	$391,734	4.94%	$339,148	4.97%	$625

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual, calculated net of deferred loan fees and loans in process.

Interest Expense. Interest expense increased $68,000, or 9.7% to $768,000 for the three months ended September 30, 2016 as compared to $700,000 for the three months ended September 30, 2015. The average balance of certificates of deposit declined $7.6 million, or 6.1%, to $117.9 million for the quarter ended September 30, 2016 compared to $125.5 million for the same period of the prior year. The average balance of FHLB advances increased $50.0 million, or 500.4%, to $60.0 million during the quarter ended September 30, 2016 compared to $10.0 million for the same quarter last year as these funds were primarily used to fund our loan growth over the last year. The average cost of FHLB advances decreased 20 basis points to 1.00% for the three months ended September 30, 2016 compared to 1.20% for the same period of the prior year. Average interest-bearing liabilities increased $42.5 million, or 15.9%, to $309.7 million for the three months ended September 30, 2016 compared to $267.2 million for the same period in 2015.

The following table details average balances, cost of funds and the change in interest expense for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016		2015		Increase/(Decrease) in Interest Expense from 2015
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$44,499	0.15%	$42,271	0.15%	$1
Interest-bearing demand deposits	27,143	0.04	26,112	0.05	—
Money market deposits	60,197	0.15	63,351	0.16	(3)
Certificates of deposit	117,859	1.95	125,507	1.99	(50)
FHLB advances	60,043	1.00	10,000	1.20	120
Total interest-bearing liabilities	$309,741	0.99%	$267,241	1.05%	$68

Provision for Loan Losses. In connection with its analysis of the loan portfolio, management determined that a $75,000 provision for loan losses was required for the three months ended September 30, 2016 compared to a $20,000 provision for the three months ended September 30, 2015, primarily reflecting our recent loan growth. Nonperforming loans increased to $2.5 million at September 30, 2016, an increase of $200,000 from $2.3 million at September 30, 2015. The ratio of nonperforming loans to total loans was 0.7% at September 30, 2016 compared to 0.8% at September 30, 2015. Total classified loans increased $437,000, or 15.9%, to $3.2 million at September 30, 2016 from $2.7 million at September 30, 2015. The allowance for loan losses of $3.8 million at September 30, 2016 represented 1.1% of loans receivable and 157.9% of nonperforming loans. This compares to an allowance of $3.8 million at June 30, 2016, representing 1.1% of loans receivable and 191.6% of nonperforming loans.

Management considers the allowance for loan losses at September 30, 2016 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by our regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses at and for the three months ended September 30, 2016 and 2015:

	At or For the Three Months Ended September 30,

	2016	2015
	(Dollars in thousands)
Provision for loan losses	$75	$20
Net charge-offs	30	54
Allowance for loan losses	3,824	3,687
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.1%	1.3%
Nonaccrual and 90 days or more past due and still accruing interest	$2,458	$2,296
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	157.9%	160.6%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.7%	0.8%
Total loans	$356,049	$289,958

We continue to restructure our delinquent loans, when appropriate, so our borrowers can continue to make payments while minimizing the Company's potential loss. As of September 30, 2016 and September 30, 2015 there were 36 and 42 loans, respectively, with aggregate net principal balances of $7.9 million and $9.7 million, respectively, that we have identified as TDRs. At September 30, 2016 and September 30, 2015 there were $876,000 and $1.6 million, respectively, of TDRs included in nonperforming loans.

Noninterest Income. Noninterest income increased $114,000, or 10.9%, to $1.2 million for the quarter ended September 30, 2016 compared to $1.0 million for the same quarter a year ago. The following table provides a detailed analysis of the changes in the components of noninterest income for the three months ended September 30, 2016 compared to the same period in 2015:

	Three Months Ended September 30,		Increase (decrease)

	2016	2015	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$348	$373	$(25)	(6.7)%
Other deposit fees	194	178	16	9.0
Other loan fees	235	144	91	63.2
Gain on sale of loans	101	61	40	65.6
Bank owned life insurance investment	132	156	(24)	(15.4)
Other income	147	131	16	12.2
Total noninterest income	$1,157	$1,043	$114	10.9%

The increase in noninterest income for the quarter ended September 30, 2016 was primarily attributable to the $91,000, or 63.2%, increase in loan fees in the quarter ended September 30, 2016 to $235,000 compared to $144,000 for the same quarter a year ago primarily due to increased loan originations. In addition, gain on sale of loans increased $40,000, or 65.6%, to $101,000 primarily due to increased sales in the secondary loan market. These increases were partially offset by a decrease of $25,000 or 6.7%, to $348,000 for deposit service fees and a $24,000 or 15.4% decline in bank owned life insurance income as compared to the same quarter a year ago.

Noninterest Expense. For the three months ended September 30, 2016, noninterest expense increased $271,000, or 6.7%, to $4.3 million from $4.1 million for the three months ended September 30, 2015. The following table provides an analysis of the changes in the components of noninterest expense for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Increase (decrease)

	2016	2015	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$2,310	$2,020	$290	14.4%
General and administrative expenses	736	734	2	0.3
Real estate owned impairment	—	38	(38)	(100.0)
Real estate holding costs	19	11	8	72.7
FDIC insurance premiums	69	69	—	—
Information technology	485	441	44	10.0
Occupancy and equipment	506	490	16	3.3
Deposit services	111	113	(2)	(1.8)
Marketing	100	126	(26)	(20.6)
Loss on sale of property, premises and equipment	—	3	(3)	—
Gain on sale of real estate owned	(12)	8	(20)	(250.0)
Total noninterest expense	$4,324	$4,053	$271	6.7%

Noninterest expense increased $271,000, or 6.7%, to $4.3 million for the quarter ended September 30, 2016 from $4.1 million for the quarter ended September 30, 2015. The increase in noninterest expense was primarily due to a $290,000, or 14.4%, increase in compensation benefits primarily due to $224,000 of stock based compensation awarded under the Anchor Bancorp 2015 Equity Plan. Information technology expenses increased $44,000, or 10.0% to $485,000 for the quarter ended September 30, 2016 from $441,000 for the quarter ended September 30, 2015 primarily due to the purchase of new loan production software. The increases were partially offset by a decrease of $38,000 and no real estate impairments as compared to the same quarter a year ago primarily due to the decrease in REO properties.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments. At September 30, 2016, the total approved loan origination commitments outstanding were $14.5 million. At the same date, unused lines of credit were $82.5 million.

For purposes of determining our liquidity position, we use the liquidity ratio, a regulatory measure of liquidity calculated as the total of net cash, short-term, and marketable assets divided by net deposits and short-term liabilities. Our Board of Directors has established a liquidity ratio target of 10%. For the three months ended September 30, 2016, our average liquidity ratio was 8.7%, which indicates we are below the liquidity standard set by our Board. Management believes the Bank's current liquidity position is adequate to meet foreseeable short and long term liquidity requirements.

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

Certificates of deposit scheduled to mature in one year or less at September 30, 2016 totaled $43.7 million. We had no brokered deposits at September 30, 2016. Management's policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with us. In addition, we had the ability to borrow an additional $89.3 million from the FHLB of Des Moines. We also have a line of credit with the Federal Reserve Bank of San Francisco for $1.0 million which is collateralized with securities and a line of credit for $5.0 million with Pacific Coast Bankers' Bank.

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

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. The Company's primary sources of income are dividends from the Bank, ESOP loan payments and ESOP loan interest income. During the three month period ended September 30, 2016, the Bank paid a $201,000 dividend to the Company. The payment is being used for the Company's general corporate purposes, including supporting the Company's ongoing operations and stock repurchases. At September 30, 2016, the Company (on an unconsolidated basis) had liquid assets of $2.5 million.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of September 30, 2016:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$14,469	$14,469

Lines of credit
Fixed rate (3)	13,462	906
Adjustable rate	69,038	12,009
Undisbursed balance of lines of credit	$82,500	$12,915

(1)	Interest rates on fixed rate loans are 4.13% to 15.5%.

(2)	At September 30, 2016 there were no reserves for unfunded commitments.

(3)	Includes standby letters of credit.

Operating lease commitment - The Bank leases space for branches and operations located in Shelton, Puyallup, and Seattle Washington. These leases run for periods ranging from three to five years. All leases require the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitments for the next five years are as follows:

Year Ended June 30,
Amount
(In thousands)
2017	$102
2018	$126
2019	$84
2020	$37
2021	$0

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of September 30, 2016, the Bank exceeded all regulatory capital requirements with, Tier 1 Leverage-Based Capital, Common Equity Tier 1 Capital (CET1), Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios of 13.3%, 14.3%, 14.3%, and 15.3%, respectively. As of June 30, 2016 these ratios were 13.5%, 14.7%, 14.7%, and 15.7%, respectively. At September 30, 2016, the Bank met the requirements to be deemed "well-capitalized" under applicable regulatory guidelines.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019.

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, CET1, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 14.2%, 15.3%, 15.3%, and 16.2%, respectively, as of September 30, 2016. As of June 30, 2016, these ratios were 14.4%, 15.7%, 15.7% and 16.6%, respectively.

The Bank's actual capital amounts and ratios at September 30, 2016 are presented in the following table:

Anchor Bank					Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
			Minimum Capital Requirement
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2016
Total capital (to risk-weighted assets)	$60,515	15.3%	$31,654	8.0%	$39,568	10.0%
Tier I capital (to risk-weighted assets)	$56,691	14.3%	$23,741	6.0%	$31,654	8.0%
Common equity tier 1 capital (to risk-weighted assets)	$56,691	14.3%	$17,806	4.5%	$25,719	6.5%
Tier I leverage capital (to average assets)	$56,691	13.3%	$17,066	4.0%	$21,333	5.0%

The actual regulatory capital amounts and ratios calculated for Anchor Bancorp as of September 30, 2016, were as follows:

Anchor Bancorp	Actual
	Amount	Ratio
	(Dollars in thousands)
September 30, 2016
Total capital (to risk-weighted assets)	$64,413	16.2%
Tier I capital (to risk-weighted assets)	$60,589	15.3%
Common equity tier 1 capital (to risk-weighted assets)	$60,589	15.3%
Tier I leverage capital (to average assets)	$60,589	14.2%

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

In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk we have:

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

We generally have found that a number of our deposit accounts are less rate sensitive than others. Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at September 30, 2016 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets
Basis Point Change in Rates						Market Value of Assets (4)
	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)
	(Dollars in thousands)
300	$66,526	$1,198	1.83%	16.54%	1.09%	$402,298
200	66,811	1,483	2.27	16.31	0.87	409,523
100	66,336	1,008	1.54	15.93	0.49	416,366
Base	65,328	—	—	15.44	—	422,985
(100)	65,000	(328)	(0.50)	15.10	(0.35)	430,606
___________

(1)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(2)	Calculated as the net portfolio value divided by the market value of assets (“net portfolio value ratio”).
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

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at September 30, 2016, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
	(Dollars in thousands)
300	$19,417	$2,477	14.6%
200	18,616	1,676	9.9
100	17,761	821	4.8
Base	16,940	—	—
(100)	15,960	(980)	(5.8)

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) In July 2015, the Board of Directors of Anchor Bancorp approved the repurchase of up to 127,500 shares of the Company's common stock, or five percent of the Company's outstanding shares. The plan expired on February 1, 2016, at which time 50,000 shares had been repurchased at an average price per share of $21.89. On March 11, 2016, the Board of Directors authorized the repurchase of up to 77,500 of the Company's outstanding shares, which were repurchased during the quarter ended June 30, 2016 at an average price per share of $24.00. There were no repurchases during the quarter ended September 30, 2016.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements

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

ANCHOR BANCORP

Date: November 7, 2016	/s/Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2016	/s/Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements