Form 10-Q
period 2016-12-31
Anchor Bancorp
filed 2017-02-06
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016
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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of February 6, 2017, there were 2,504,740 shares of common stock, $0.01 par value per share, outstanding.

ANCHOR BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiary, unless the context indicates otherwise.  When we refer to “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, the wholly owned subsidiary of Anchor Bancorp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands, except share data) (Unaudited)	December 31, 2016	June 30, 2016
ASSETS
Cash and cash equivalents	$14,816	$8,320
Securities available-for-sale, at fair value, amortized cost of $22,173 and $23,550	21,863	23,665
Securities held-to-maturity, at amortized cost, fair value of $5,599 and $6,425	5,597	6,291
Loans held for sale	1,991	1,864
Loans receivable, net of allowance for loan losses of $3,861 and $3,779	354,127	347,351
Bank owned life insurance investment, net of surrender charges	19,777	19,515
Accrued interest receivable	1,240	1,182
Real estate owned, net ("REO")	103	373
Federal Home Loan Bank ("FHLB") stock, at cost	2,179	2,959
Property, premises, and equipment, at cost, less accumulated depreciation of $11,663 and $11,382	9,705	10,001
Deferred tax asset, net	8,634	8,870
Prepaid expenses and other assets	879	1,113
Total assets	$440,911	$431,504
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$50,546	$50,781
Interest-bearing	277,050	250,113
Total deposits	327,596	300,894

FHLB advances	42,500	62,000
Advance payments by borrowers for taxes and insurance	1,229	1,114
Supplemental Executive Retirement Plan liability	1,697	1,691
Accounts payable and other liabilities	3,807	2,609
Total liabilities	376,829	368,308
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, authorized 45,000,000 shares; 2,504,740 issued and outstanding at December 31, 2016 and 2,515,803 issued and outstanding at June 30, 2016, respectively	25	25
Additional paid-in capital	22,298	22,157
Retained earnings	43,228	42,235
Unearned Employee Stock Ownership Plan ("ESOP") shares	(640)	(672)
Accumulated other comprehensive loss, net of tax	(829)	(549)
Total stockholders’ equity	64,082	63,196
Total liabilities and stockholders’ equity	$440,911	$431,504

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Dollars in thousands, except share data) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2016	2015	2016	2015
Interest income:
Loans receivable, including fees	$4,742	$4,024	$9,394	$8,042
Securities	30	21	53	37
Mortgage-backed securities	140	164	307	345
Total interest income	4,912	4,209	9,754	8,424
Interest expense:
Deposits	659	671	1,279	1,341
FHLB advances	135	32	285	62
Total interest expense	794	703	1,564	1,403
Net interest income before provision for loan losses	4,118	3,506	8,190	7,021
Provision for loan losses	75	70	150	90
Net interest income after provision for loan losses	4,043	3,436	8,040	6,931
Noninterest income:
Deposit service fees	348	331	696	703
Other deposit fees	179	180	373	358
Other loan fees	207	184	442	328
(Loss) gain on sale of loans	(1)	67	100	128
Bank owned life insurance investment	130	132	262	289
Other income	123	269	270	401
Total noninterest income	986	1,163	2,143	2,207
Noninterest expense:
Compensation and benefits	2,296	2,815	4,606	4,835
General and administrative expenses	833	994	1,569	1,728
Real estate owned holding costs	19	16	37	65
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	24	64	92	133
Information technology	540	415	1,025	857
Occupancy and equipment	441	449	948	939
Deposit services	128	122	240	235
Marketing	167	130	267	255
Loss on sale of property, premises and equipment	—	1	—	4
(Gain) loss on sale of real estate owned	(27)	(4)	(40)	4
Total noninterest expense	4,421	5,002	8,744	9,055
Income before provision for income taxes	608	(403)	1,439	83
Provision for income taxes	188	(117)	446	24
Net income (loss)	$420	$(286)	$993	$59
Basic earnings (loss) per share	$0.17	$(0.12)	$0.41	$0.02
Diluted earnings (loss) per share	$0.17	$(0.12)	$0.41	$0.02
Weighted average number of basic shares outstanding	2,404,292	2,436,650	2,396,421	2,454,097
Weighted average number of diluted shares outstanding	2,424,976	2,436,650	2,417,617	2,455,176
See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Dollars in thousands) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2016	2015	2016	2015
NET INCOME (LOSS)	$420	$(286)	$993	$59
OTHER COMPREHENSIVE LOSS, net of income tax
Unrealized holding losses on available-for-sale securities during the period, net of income tax benefit of $152, $66, $145, and $34 respectively	(295)	(194)	(280)	(102)
Other comprehensive loss, net of income tax	(295)	(194)	(280)	(102)
COMPREHENSIVE INCOME (LOSS)	$125	$(480)	$713	$(43)

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Six Months Ended December 31,

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$993	$59
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	353	314
Net amortization of premiums on securities	159	227
Provision for loan losses	150	90
ESOP expense	87	80
Real estate owned impairment	—	43
Deferred federal income taxes	395	24
Stock compensation expense	371	800
Increase in cash surrender value of life insurance investment	(262)	(264)
Gain on sale of loans	(100)	(128)
Originations of loans held for sale	(10,236)	(7,009)
Proceeds from sale of loans held for sale	8,102	7,642
Loss on sale of property, premises, and equipment	—	4
(Gain) loss on sale of real estate owned	(40)	4
Change in operating assets and liabilities:
Accrued interest receivable	(58)	59
Prepaid expenses and other assets	234	1,553
Change in deferred tax asset reserve	—	(100)
Supplemental Executive Retirement Plan ("SERP")	6	(56)
Accounts payable and other liabilities	1,198	156
Net cash provided by operating activities	1,352	3,498
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	852	250
Principal repayments on mortgage-backed available-for-sale securities	2,487	3,150
Principal repayments on mortgage-backed held-to-maturity securities	666	846
Loan originations, net of undisbursed loan proceeds and principal repayments	(7,094)	(28,557)
Proceeds from sale of real estate owned	478	480
Purchase of property, premises, and equipment, net	(57)	(63)
Redemption of FHLB stock	780	(700)
Net cash provided by investing activities	(1,888)	(24,594)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	26,702	2,918
Net change in advance payments by borrowers for taxes and insurance	115	111
Proceeds from FHLB advances	34,200	22,500
Repayment of FHLB advances	(53,700)	(5,000)
Repurchase and retirement of common stock	—	(1,095)
Net share settlement of stock awards	(285)	(216)
Net cash used in financing activities	$7,032	$19,218

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands, except share data) (Unaudited)	Six Months Ended December 31,

	2016	2015
NET CHANGE IN CASH AND CASH EQUIVALENTS	$6,496	$(1,878)
Beginning of period	8,320	14,450
End of period	$14,816	$12,572
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,572	$1,403
Income taxes	$65	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Noncash investing activities:
Net loans transferred to real estate owned	$168	$392
Unrealized holding loss on available-for-sale securities, net of tax	$(280)	$(102)
Loans securitized into mortgage-backed securities	$2,107	$—

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2016 (“2016 Form 10-K”). The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2017. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported consolidated net income or equity. The Company has evaluated events and transactions subsequent to December 31, 2016 for potential recognition or disclosure.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The ASU amends the required statement of cash flow disclosures to include the change in amounts generally described as restricted cash. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of ASU No. 2016-18 is not expected to have a material impact on the Company’s consolidated financial statements.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In January 2017, the FASB issued ASU No. 2017-03 which amended Accounting Changes and Error Corrections (Topic 250) to state that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted ASU is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance included in certain issued but not yet adopted ASUs was also updated to reflect this amendment.

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

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015
	(Dollars in thousands, except share data)
Net income (loss)	$420	$(286)	$993	$59
Earnings allocated to common shareholders	$420	$(286)	$993	$59

Basic weighted-average common shares outstanding	2,404,292	2,436,650	2,396,421	2,454,097
Potentially dilutive incremental shares	20,684	—	21,196	1,079
Diluted weighted-average common shares outstanding	2,424,976	2,436,650	2,417,617	2,455,176

Basic earnings (loss) per share	$0.17	$(0.12)	$0.41	$0.02
Diluted earnings (loss) per share	$0.17	$(0.12)	$0.41	$0.02

Shares owned by the Company's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of December 31, 2016 and June 30, 2016 there were 58,812 and 62,252 shares, respectively, which had not been allocated under the Company's ESOP.

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and six months ended December 31, 2016, there were no incremental shares that were not included in the computation of diluted earnings per share because those shares under the treasury stock method of calculation would have resulted in them being anti-dilutive.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Investments

The amortized cost and estimated fair market values of investment securities as of December 31, 2016 and June 30, 2016, were as follows:

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$170	$—	$—	$170
Mortgage-backed securities:
FHLMC (1)	10,575	71	(171)	10,475
FNMA (2)	10,802	2	(199)	10,605
GNMA (3)	626	—	(13)	613
	$22,173	$73	$(383)	$21,863
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$2,468	$60	$(74)	$2,454
FNMA	1,344	81	(27)	1,398
GNMA	1,785	—	(38)	1,747
	$5,597	$141	$(139)	$5,599
(1) Federal Home Loan Mortgage Corporation ("Freddie Mac")
(2) Federal National Mortgage Association ("Fannie Mae")
(3) Government National Mortgage Association ("Ginnie Mae")

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$175	$—	$—	$175
Mortgage-backed securities:
FHLMC	9,442	161	(44)	9,559
FNMA	13,199	67	(62)	13,204
GNMA	734	—	(7)	727
	$23,550	$228	$(113)	$23,665
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	2,793	72	(20)	2,845
FNMA	1,513	103	(3)	1,613
GNMA	1,985	5	(23)	1,967
	$6,291	$180	$(46)	$6,425

There were 43 and 24 securities in an unrealized loss position at December 31, 2016 and June 30, 2016, respectively. The unrealized losses on investments in mortgage-backed securities relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities prior to their maturity. We do expect to recover the entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of the dates indicated, were as follows:

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$3,949	$(38)	$3,479	$(133)	$7,428	$(171)
FNMA	3,800	(32)	5,107	(167)	8,907	(199)
GNMA	—	—	613	(13)	613	(13)
	$7,749	$(70)	$9,199	$(313)	$16,948	$(383)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$1,709	$(74)	$1,709	$(74)
FNMA	—	—	584	(27)	584	(27)
GNMA	959	(3)	788	(35)	1,747	(38)
	$959	$(3)	$3,081	$(136)	$4,040	$(139)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$710	$(5)	$4,031	$(39)	$4,741	$(44)
FNMA	855	(1)	5,900	(61)	6,755	(62)
GNMA	—	—	727	(7)	727	(7)
	$1,565	$(6)	$10,658	$(107)	$12,223	$(113)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$1,973	$(20)	$1,973	$(20)
FNMA	—	—	684	(3)	684	(3)
GNMA	—	—	989	(23)	989	(23)
	$—	$—	$3,646	$(46)	$3,646	$(46)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual maturities of securities at December 31, 2016 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

December 31, 2016	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds:
Due after ten years	$170	$170
Mortgage-backed securities:
FHLMC	10,575	10,475
FNMA	10,802	10,605
GNMA	626	613
	$22,173	$21,863

Securities held-to-maturity
Mortgage-backed securities:
FHLMC	2,468	2,454
FNMA	1,344	1,398
GNMA	1,785	1,747
	$5,597	$5,599

Sales of securities available-for-sale for the dates indicated are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(In thousands)
Proceeds from sales	$—	$—	$—	$—
Proceeds from maturities and calls	—	250	852	250
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—

Pledged securities at the dates indicated are summarized as follows:

	December 31, 2016		June 30, 2016
Pledged to secure:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Public deposits	$5,142	$5,118	$12,575	$12,719
FHLB borrowings	1,131	1,168	1,302	1,358
Federal Reserve borrowing line	962	959	973	978

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Loans Receivable, net

Loans receivable consisted of the following at the dates indicated:

	December 31, 2016	June 30, 2016
	(In thousands)
Real estate:
One-to-four family	$60,191	$61,230
Multi-family	52,099	53,742
Commercial	139,529	149,527
Construction	44,057	21,793
Land	7,367	6,839
Total real estate	303,243	293,131
Consumer:
Home equity	15,949	16,599
Credit cards	2,731	2,969
Automobile	650	597
Other consumer	1,791	1,933
Total consumer	21,121	22,098

Business:
Commercial business	34,850	36,848
Total loans	359,214	352,077
Less:
Deferred loan fees and loan premiums, net	1,226	947
Allowance for loan losses	3,861	3,779
Loans receivable, net	$354,127	$347,351

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
The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2016:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 12/31/16
	(In thousands)
Allowance for loan losses:
Beginning balance	$717	$463	$1,309	$381	$110	$513	$331	$—	$3,824
Provision (benefit) for loan losses	(25)	(33)	69	64	(7)	45	(38)	—	75
Charge-offs	—	—	(110)	—	—	(65)	—	—	(175)
Recoveries	76	—	—	35	—	24	2	—	137
Ending balance	$768	$430	$1,268	$480	$103	$517	$295	$—	$3,861

(1)	Consumer loans include home equity, credit cards, automobile, and other consumer loans. The only consumer loans with impairment are home equity loans.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2016:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Six months ended 12/31/16
	(In thousands)
Allowance for loan losses:
Beginning balance	$798	$454	$1,333	$271	$75	$516	$332	$—	$3,779
Provision (benefit) for loan losses	(116)	(24)	45	172	28	88	(43)	—	150
Charge-offs	—	—	(110)	—	—	(120)	—	—	(230)
Recoveries	86	—	—	37	—	33	6	—	162
Ending balance	$768	$430	$1,268	$480	$103	$517	$295	$—	$3,861
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

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2016:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$1,908	$2,106	$—
Commercial real estate	202	547	—
Land	170	184	—
Home equity	66	68	—
Commercial business	64	126	—
With an allowance recorded
One-to-four family	$5,273	$5,309	$397
Land	316	316	27
Home equity	405	406	163
Commercial business	111	133	7
Total
One-to-four family	$7,181	$7,415	$397
Commercial real estate	202	547	—
Land	486	500	27
Home equity	471	474	163
Commercial business	175	259	7
Total	$8,515	$9,195	$594

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and six months ended December 31, 2016:

	Three Months Ended December 31, 2016		Six Months Ended December 31, 2016

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded
One-to-four family	$3,090	$10	$2,078	$30
Commercial real estate	431	—	433	—
Land	179	2	179	5
Home equity	74	—	64	1
Commercial business	108	1	95	3
With an allowance recorded
One-to-four family	$4,977	$30	$6,272	$91
Land	318	7	316	10
Home equity	385	3	387	9
Commercial business	115	—	129	1
Total
One-to-four family	$8,067	$40	$8,350	$121
Commercial real estate	431	—	433	—
Land	497	9	495	15
Home equity	459	3	451	10
Commercial business	223	1	224	4
Total	$9,677	$53	$9,953	$150

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$768	$430	$1,268	$480	$103	$517	$295	$—	$3,861
Ending balance: individually evaluated for impairment	397	—	—	—	27	163	7	—	594
Ending balance: collectively evaluated for impairment	$371	$430	$1,268	$480	$76	$354	$288	$—	$3,267

Loans receivable:
Ending balance	$60,191	$52,099	$139,529	$44,057	$7,367	$21,121	$34,850	$—	$359,214
Ending balance: individually evaluated for impairment	7,181	—	202	—	486	471	175	—	8,515
Ending balance: collectively evaluated for impairment	$53,010	$52,099	$139,327	$44,057	$6,881	$20,650	$34,675	$—	$350,699

(1)	Consumer loans include home equity, credit cards, auto and other consumer loans.

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

The following table presents the recorded investment in nonaccrual loans by type of loans as of the dates indicated:

	December 31, 2016	June 30, 2016
	(In thousands)
One-to-four family	$2,421	$1,539
Commercial	201	319
Home equity	68	16
Other consumer	—	1
Commercial business	85	97
Total	$2,775	$1,972

There were no loans past due 90 days or more and still accruing interest at December 31, 2016 and June 30, 2016.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class of loan, as of December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$451	$259	$2,421	$3,131	$57,060	$60,191
Multi-family	—	—	—	—	52,099	52,099
Commercial real estate	—	—	201	201	139,328	139,529
Construction	—	—	—	—	44,057	44,057
Land	—	—	—	—	7,367	7,367
Home equity	146	6	68	220	15,729	15,949
Credit cards	61	7	—	68	2,663	2,731
Automobile	—	—	—	—	650	650
Other consumer	12	—	—	12	1,779	1,791
Commercial business	—	—	85	85	34,765	34,850
Total	$670	$272	$2,775	$3,717	$355,497	$359,214

(1) Includes loans on nonaccrual status.

The following table presents past due loans, net of partial loan charge-offs, by class of loan as of June 30, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$566	$623	$1,539	$2,728	$58,502	$61,230
Multi-family	—	—	—	—	53,742	53,742
Commercial real estate	—	—	319	319	149,208	149,527
Construction	—	—	—	—	21,793	21,793
Land	—	—	—	—	6,839	6,839
Home equity	14	8	16	38	16,561	16,599
Credit cards	77	—	—	77	2,892	2,969
Automobile	1	—	—	1	596	597
Other consumer	12	—	1	13	1,920	1,933
Commercial business	—	—	97	97	36,751	36,848
Total	$670	$631	$1,972	$3,273	$348,804	$352,077
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

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table presents the internally assigned grade as of December 31, 2016, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$55,184	$51,369	$135,825	$44,057	$6,881	$15,439	$2,663	$650	$1,775	$33,248	$347,091
Watch	1,621	730	3,503	—	316	256	68	—	16	1,491	8,001
Special Mention	811	—	—	—	170	—	—	—	—	26	1,007
Substandard	2,575	—	201	—	—	254	—	—	—	85	3,115
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$60,191	$52,099	$139,529	$44,057	$7,367	$15,949	$2,731	$650	$1,791	$34,850	$359,214

The following table presents the internally assigned grade as of June 30, 2016, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$52,438	$53,002	$146,587	$21,793	$6,349	$15,377	$2,892	$542	$1,839	$35,149	$335,968
Watch	4,875	740	1,978	—	316	836	77	55	94	1,005	9,976
Special Mention	1,789	—	644	—	174	220	—	—	—	533	3,360
Substandard	2,128	—	318	—	—	166	—	—	—	161	2,773
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$61,230	$53,742	$149,527	$21,793	$6,839	$16,599	$2,969	$597	$1,933	$36,848	$352,077

Troubled Debt Restructures. A troubled debt restructure ("TDR") is a loan where the Company, for economic or legal reasons related to the borrower's financial condition, has granted a concession to the borrower that it would otherwise not consider so that the borrower can continue to make payments while minimizing the Company's potential loss. The modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank's best interest. At December 31, 2016, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents TDRs by accrual versus nonaccrual status and by loan class as of December 31, 2016:

	December 31, 2016
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$4,350	$744	$5,094
Land	486	—	486
Home equity	254	—	254
Commercial business	89	—	89
Total	$5,179	$744	$5,923

The following table presents TDRs by accrual versus nonaccrual status and by loan class as of June 30, 2016:

	June 30, 2016
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$7,503	$411	$7,914
Land	490	—	490
Home equity	261	—	261
Commercial business	90	—	90
Total	$8,344	$411	$8,755

There were no TDR loans, or renewals or modifications of existing TDR loans during the three and six months ended December 31, 2016.

The following table presents TDR loans, or renewals or modifications of existing TDR loans during the three and six months ended December 31, 2015:

	Three Months Ended December 31, 2015			Six Months Ended December 31, 2015
	No. of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	No. of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
	(Dollars in thousands)
One-to-four family	1	273	243	1	273	243
Total	1	273	243	1	273	243

For both the three and six months ended December 31, 2016 and 2015, there were no TDRs for which there was a payment default within 12 months of their restructure.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Real Estate Owned, net

The following table is a summary of REO activity for the three and six months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Six Months Ended December 31,

	2016	2015	2016	2015
	(In thousands)
Balance at the beginning of the period	$271	$302	$373	$797
Net loans transferred to real estate owned	—	392	168	392
Sales	(195)	(31)	(478)	(480)
Gain (loss) on sale of REO	27	4	40	(4)
Impairments	—	(5)	—	(43)
Balance at the end of the period	$103	$662	$103	$662

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

Compensation expense related to the ESOP for the three months ended December 31, 2016 and 2015 was $44,000 and $42,000, respectively. For the six months ended December 31, 2016 and 2015 compensation expense related to the ESOP was $87,000 and $80,000, respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	December 31, 2016	June 30, 2016
	(Dollars in thousands)
Allocated shares	43,188	39,748
Unallocated shares	58,812	62,252
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,600	$1,471

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

There were no transfers between Level 1, Level 2, or Level 3 during the six months ended December 31, 2016. The following tables show the Company's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$170	$—	$170
Mortgage-backed securities:
FHLMC	—	10,475	—	10,475
FNMA	—	10,605	—	10,605
GNMA	—	613	—	613

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$175	$—	$175
Mortgage-backed securities:
FHLMC	—	9,559	—	9,559
FNMA	—	13,204	—	13,204
GNMA	—	727	—	727

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balances of assets measured at fair value on a nonrecurring basis at December 31, 2016:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$6,067	$6,067
Commercial	—	—	201	201
Land	—	—	316	316
Home equity	—	—	405	405
Commercial business	—	—	111	111
Total impaired loans	—	—	7,100	7,100

Real estate owned:	$—	$—	$—	$—

Total	$—	$—	$7,100	$7,100

The following table presents the balances of assets measured at fair value on a nonrecurring basis at June 30, 2016:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$8,046	$8,046
Commercial	—	—	318	318
Land	—	—	316	316
Home equity	—	—	367	367
Commercial business	—	—	124	124
Total impaired loans	—	—	9,171	9,171

Real estate owned:
One-to-four family	$—	$—	$113	$113
Land	—	—	19	19
Total real estate owned	—	—	132	132

Total	$—	$—	$9,303	$9,303

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair values of impaired loans and real estate owned properties are generally based on third party appraisal of the properties, resulting in Level 3 classification.
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2016 and June 30, 2016:

	December 31, 2016
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans	$7,100	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (7%)
Real estate owned	$—	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (0%)

	June 30, 2016
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans	$9,171	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (5%)
Real estate owned	$132	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (12%)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of December 31, 2016 and June 30, 2016:

	December 31, 2016
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$14,816	$14,816	$14,816	$—	$—
Securities available-for-sale	21,863	21,863	—	21,863	—
Securities held-to-maturity	5,597	5,599	—	5,599	—
FHLB stock	2,179	2,179	—	2,179	—
Loans held for sale	1,991	1,991	1,991		—
Loans receivable	357,988	354,241	—	—	354,241
Accrued interest receivable	1,240	1,240	—	1,240	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$213,910	$213,910	$213,910	$—	$—
Certificates of deposit	113,686	113,257	—	113,257	—
FHLB advances	42,500	42,047	—	42,047	—
Advance payments by borrowers for taxes and insurance	1,229	1,229	1,229	—	—

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

As of December 31, 2016, awards for restricted stock totaling 87,572 were outstanding and no stock options were granted. Awarded shares of restricted stock typically vest over various periods as long as the director, advisory director, directors emeriti, officer or employee remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

For the three and six months ended December 31, 2016 total compensation expense for the Plan was $147,000 and $371,000, respectively, and the related income tax benefit was $50,000 and $126,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock awards for the three and six months ended December 31, 2016:

	For the Three Months Ended December 31, 2016

		Weighted-Average Grant Date Fair Value
	Shares
Non-vested at October 1, 2016	49,510	$25.66
Granted	—	—
Vested	(10,607)	25.35
Forfeited and canceled	(479)	26.00
Non-vested at December 31, 2016	38,424	25.75

	For the Six Months Ended December 31, 2016

		Weighted-Average Grant Date Fair Value
	Shares
Non-vested at July 1, 2016	70,844	$25.69
Granted	—	—
Vested	(21,357)	25.62
Forfeited and canceled	(11,063)	24.98
Non-vested at December 31, 2016	38,424	25.75

As of December 31, 2016, there was $419,000 of total unrecognized compensation costs related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately two years.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

including estimates of the timing of reversals of temporary differences, the interpretation of federal income tax laws, and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax assets and liabilities.

As of December 31, 2016, the Condensed Consolidated Statement of Financial Condition included a net deferred tax asset of $8.6 million. The Company's primary deferred tax assets relate to the allowance for loan losses. The Company has prepared federal tax returns through June 30, 2016. At June 30, 2016 the net operating loss carryforward was $12.7 million which will begin to expire in 2031.

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. Each quarter, we consider positive evidence, which may include taxes paid in carryback years, reversing timing differences, available tax planning strategies, and projected taxable income and weigh it against negative evidence, which may include cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings, among other items. At December 31, 2016, management determined that no valuation allowance on the deferred tax asset was required. This determination was based on sufficient positive evidence associated with our return to profitability, demonstrated through cumulative earnings over the recent three year period, strong quarterly income, and our projections for future taxable income.

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

Background and Overview

Anchor Bancorp is a bank holding company which primarily engages in the business activity of its subsidiary, Anchor Bank. Anchor Bank is a community-based savings bank primarily serving Western Washington through our 10 full-service banking offices (including one Wal-Mart in-store location) within Grays Harbor, Thurston, Lewis, Pierce, and Mason counties, and one loan production office located in King County, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences, as well as consumer loans, with an emphasis on home equity loans and lines of credit. Recently, we have been aggressively offering commercial real estate, multi-family, and construction loans primarily in Western Washington.

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, we carried no valuation allowance at December 31, 2016. The tax provision for the period is equal to the net change in the net deferred tax asset from the beginning to the end of the period, less amounts applicable to the change in value related to securities available-for-sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from REO, deferred loan fees and costs, and loan loss reserves.

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

Comparison of Financial Condition at December 31, 2016 and June 30, 2016

General. Total assets increased by $9.4 million, or 2.2%, to $440.9 million at December 31, 2016 from $431.5 million at June 30, 2016. The increase in assets during this period was primarily a result of a $6.5 million, or 78.1% increase in cash and cash equivalents to $14.8 million at December 31, 2016 from $8.3 million at June 30, 2016 due to an increase in deposits. In addition, loans receivable, net, increased $6.8 million, or 2.0%, to $354.1 million at December 31, 2016 from $347.4 million at June 30, 2016. Partially offsetting these increases was a $1.8 million, or 7.6%, decline in securities available-for-sale comprised almost entirely of mortgage-backed securities. Total liabilities increased $8.5 million, or 2.3%, to $376.8 million at December 31, 2016 compared to $368.3 million at June 30, 2016. Total deposits increased $26.7 million, or 8.9%, to $327.6 million at December 31, 2016 compared to $300.9 million at June 30, 2016 primarily as a result of a $27.0 million, or 10.8%

increase in interest bearing deposits to $277.1 million at December 31, 2016 from $250.1 million at June 30, 2016. In addition, FHLB advances decreased $19.5 million, or 31.4%, to $42.5 million at December 31, 2016 from $62.0 million at June 30, 2016.

Assets. The following table details the increases and decreases in the composition of the Company's assets from June 30, 2016 to December 31, 2016:

	Balance at December 31, 2016	Balance at June 30, 2016	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$14,816	$8,320	$6,496	78.1%
Securities, available-for-sale	21,863	23,665	(1,802)	(7.6)
Securities, held-to-maturity	5,597	6,291	(694)	(11.0)
Loans receivable, net of allowance for loan losses	354,127	347,351	6,776	2.0
Real estate owned, net	103	373	(270)	(72.4)

Cash and cash equivalents increased by $6.5 million, or 78.1%, to $14.8 million at December 31, 2016, from $8.3 million at June 30, 2016 due to an increase in deposits.

Securities available-for-sale decreased $1.8 million, or 7.6%, to $21.9 million at December 31, 2016 from $23.7 million at June 30, 2016. Securities held-to-maturity decreased $694,000, or 11.0%, to $5.6 million at December 31, 2016 from $6.3 million at June 30, 2016. The decreases in these portfolios were primarily the result of contractual principal repayments.

Loans receivable, net, increased $6.8 million, or 2.0%, to $354.1 million at December 31, 2016 from $347.4 million at June 30, 2016 as a result of an increase in construction lending. Construction loans increased $22.3 million, or 102.2%, to $44.1 million at December 31, 2016 from $21.8 million at June 30, 2016. There was $58.2 million in undisbursed construction loan commitments at December 31, 2016. Our construction loans consisted primarily of land development loans and loans for the construction of multi-family and hospitality properties located in our market area. Land loans increased $528,000, or 7.7%, to $7.4 million at December 31, 2016 from $6.8 million at June 30, 2016. Commercial real estate loans decreased $10.0 million, or 6.7%, to $139.5 million at December 31, 2016 from $149.5 million at June 30, 2016. This decrease was partially due to the repayment of a $4.2 million commercial real estate loan secured by a hotel and the sale during the first quarter of a $4.0 million participation interest in a commercial real estate loan which is secured by a parking structure. Commercial business loans decreased $2.0 million, or 5.4%, to $34.8 million at December 31, 2016 from $36.8 million at June 30, 2016. Multi-family loans decreased $1.6 million, or 3.1%, to $52.1 million at December 31, 2016 from $53.7 million at June 30, 2016. One-to-four family loans decreased $1.0 million, or 1.7%, to $60.2 million at December 31, 2016 from $61.2 million at June 30, 2016. Consumer loans decreased $977,000, or 4.4%, to $21.1 million at December 31, 2016 from $22.1 million at June 30, 2016.

Total delinquent loans (past due 30 days or more), increased $444,000 to $3.7 million at December 31, 2016 from $3.3 million at June 30, 2016. Nonperforming loans, consisting solely of nonaccrual loans and primarily of one-to-four family loans, totaled $2.8 million at December 31, 2016 as compared to $2.0 million at June 30, 2016. Total classified loans increased $342,000, or 12.3%, to $3.1 million at December 31, 2016 from $2.8 million at June 30, 2016.

Liabilities. Total liabilities increased $8.5 million between June 30, 2016 and December 31, 2016. Deposits increased $26.7 million, or 8.9%, to $327.6 million at December 31, 2016 from $300.9 million at June 30, 2016, primarily due to a $30.7 million, or 51.8%, increase in money market accounts primarily as a result of the Bank's deposit marketing campaign as well as other deposit gathering activities. Our core deposits, which consist of all deposits other than certificates of deposit, increased by $31.5 million, or 17.2%, to $214.0 million at December 31, 2016 from $182.5 million at June 30, 2016. We have also increased commercial lending which has increased the level of larger deposit customers. Certificates of deposit decreased $4.7 million, or 4.0%, to $113.7 million at December 31, 2016 from $118.4 million at June 30, 2016. The increase in deposits was partially offset by the $19.5 million decrease in FHLB advances.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at December 31, 2016	Balance at June 30, 2016	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$50,546	$50,781	$(235)	(0.5)%
Interest-bearing demand deposits	29,505	27,419	2,086	7.6
Money market accounts	89,969	59,270	30,699	51.8
Savings deposits	43,890	44,986	(1,096)	(2.4)
Certificates of deposit	113,686	118,438	(4,752)	(4.0)
Total deposit accounts	$327,596	$300,894	$26,702	8.9%

Stockholders' Equity. Total stockholders' equity increased $886,000, or 1.4%, to $64.1 million at December 31, 2016 from $63.2 million at June 30, 2016 primarily due to net income of $993,000. This increase was partially offset as the accumulated other comprehensive loss increased $280,000 to $829,000 as a result of additional unrealized holding losses on available-for-sale securities during the period, net of tax.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2016 and 2015

General. Net income for the three months ended December 31, 2016 was $420,000 or $0.17 per diluted share compared to a net loss of $286,000 or $0.12 per diluted share for the three months ended December 31, 2015. For the six months ended December 31, 2016 the net income was $993,000 or $0.41 per diluted share compared to net income of $59,000 or $0.02 per diluted share for the same period last year.

Net Interest Income. Net interest income before the provision for loan losses increased $612,000, or 17.5%, to $4.1 million for the quarter ended December 31, 2016 compared to $3.5 million for the same period last year primarily due to the increase in average loans receivable, net. Average loans receivable, net, for the quarter ended December 31, 2016 increased $69.0 million, or 23.8%, to $359.0 million compared to $290.0 million for the quarter ended December 31, 2015. For the six months ended December 31, 2016 net interest income before the provision for loan losses increased $1.2 million, or 16.7%, to $8.2 million from $7.0 million for the same period in 2015 primarily due to the increase in average loans receivable, net.

The Company's net interest margin increased eight basis points to 4.16% for the quarter ended December 31, 2016 compared to 4.08% for the quarter ended December 31, 2015. The yield on average loan receivable, net, decreased 27 basis points to 5.28% for the quarter ended December 31, 2016 compared to 5.55% for the same period of the prior year. The yield on average mortgage-backed securities increased to 1.98% from 1.94% for the same period in the prior year. The average yield on interest-earning assets increased six basis points to 4.96% from 4.90% for the quarters ended December 31, 2016 and 2015. The average cost of total deposits decreased five basis points to 0.99% for the quarter ended December 31, 2016 compared to 1.04% for the same period in the prior year. The average cost of interest-bearing liabilities decreased four basis points to 1.00% for the quarter ended December 31, 2016 compared to 1.04% for the same period in the prior year.

The following table sets forth the changes to our net interest income for the three months ended December 31, 2016 compared to the same period in 2015. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(239)	$957	$718
Mortgage-backed securities	3	(27)	(24)
Investment securities, FHLB stock and cash and cash equivalents	21	(12)	9
Total net change in income on interest-earning assets	$(215)	$918	$703
Interest-bearing liabilities:
Savings deposits	$(1)	$—	$(1)
Interest-bearing demand deposits	1	—	1
Money market accounts	43	7	50
Certificates of deposit	(18)	(44)	(62)
FHLB advances	—	103	103
Total net change in expense on interest-bearing liabilities	25	66	91
Net change in net interest income	$(240)	$852	$612

For the six months ended December 31, 2016, the Company's net interest margin increased five basis points to 4.16% compared to 4.11% for the same period in 2015, reflecting the increase in the average balance of loans receivable, net. The average yield on interest-bearing assets increased one basis point to 4.95% for the six months ended December 31, 2016 compared to 4.94% for the same period in the prior year. The average cost of interest-bearing liabilities decreased four basis points to 1.00% for the six months ended December 31, 2016 compared to 1.04% for the same period of the prior year as the cost of our liabilities continue to decline, due primarily to the reduction in the average balance of certificates of deposit.

The following table sets forth the changes to our net interest income for the six months ended December 31, 2016 compared to the same period in 2015:

	Six Months Ended December 31, 2016 Compared to Six Months Ended December 31, 2015
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(554)	$1,906	$1,352
Mortgage-backed securities	18	(57)	(39)
Investment securities, FHLB stock and cash and cash equivalents	37	(20)	17
Total net change in income on interest-earning assets	$(499)	$1,829	$1,330
Interest-bearing liabilities:
Savings deposits	$(1)	$1	$—
Interest-bearing demand deposits	1	—	1
Money market accounts	43	5	48
Certificates of deposit	(30)	(82)	(112)
FHLB advances	(23)	247	224
Total net change in expense on interest-bearing liabilities	(10)	171	161
Net change in net interest income	$(489)	$1,658	$1,169

Interest Income. Total interest income for the three months ended December 31, 2016 increased $703,000, or 16.7%, to $4.9 million from $4.2 million for the three months ended December 31, 2015. The increase during the period was primarily attributable to the increase in the average balance on loans receivable, net. Average loans receivable, net, increased $69.0 million during the quarter ended December 31, 2016 compared to the same quarter last year. The average yield on loans receivable, net, decreased 27 basis points to 5.28% during the three months ended December 31, 2016 compared to 5.55% for the same period in the prior year. Average mortgage-backed securities declined $5.7 million during the three months ended December 31, 2016 compared to the same period in the prior year. The average yield on mortgage-backed securities increased four basis points to 1.98% for the three months ended December 31, 2016 compared to 1.94% for the same period in the prior year. Average interest-earning assets increased $52.6 million, or 15.3%, to $396.2 million for the three months ended December 31, 2016 compared to $343.6 million for the same period in 2015.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
	2016		2015		Increase/(Decrease) in Interest and Dividend Income from 2015
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$359,021	5.28%	$290,016	5.55%	$718
Mortgage-backed securities	28,292	1.98	33,861	1.94	(24)
Investment securities	172	6.98	363	4.41	(1)
FHLB stock	2,455	3.58	913	1.75	18
Cash and cash equivalents	6,253	0.32	18,452	0.28	(8)
Total interest-earning assets	$396,193	4.96%	$343,605	4.90%	$703

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual, calculated net of deferred loan fees and loans in process.

For the six months ended December 31, 2016, total interest income increased $1.3 million, or 15.8%, to $9.7 million from $8.4 million for the six months ended December 31, 2015. The increase during the period was primarily attributable to the increase in the average balance on loans receivable, net. The average yield on loans receivable, net, decreased 31 basis points to 5.26% for the six months ended December 31, 2016 compared to 5.57% for the same period in the prior year. Average loans receivable, net, increased $68.4 million during the six months ended December 31, 2016 compared to the same period in the prior year. Average mortgage-backed securities declined $5.8 million during the six months ended December 31, 2016 compared to the same period in the prior year. The average yield on mortgage-backed securities increased 12 basis points to 2.11% for the six months ended December 31, 2016 compared to 1.99% for the same period in the prior year. Average interest-earning assets increased $52.6 million, or 15.4%, to $394.0 million for the six months ended December 31, 2016 compared to $341.4 million for the same period in 2015.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the six months ended December 31, 2016 and 2015:

	Six Months Ended December 31,
	2016		2015		Increase/(Decrease) in Interest and Dividend Income from 2015
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$357,036	5.26%	$288,636	5.57%	$1,352
Mortgage-backed securities	29,044	2.11	34,807	1.99	(39)
Investment securities	172	5.81	457	4.81	(6)
FHLB stock	2,668	3.00	883	1.13	35
Cash and cash equivalents	5,043	0.32	16,594	0.24	(12)
Total interest-earning assets	$393,963	4.95%	$341,377	4.94%	$1,330

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual, calculated net of deferred loan fees and loans in process.

Interest Expense. Interest expense increased $91,000, or 12.9% to $794,000 for the three months ended December 31, 2016 as compared to $703,000 for the three months ended December 31, 2015. The increase during the period was primarily attributable to the increase in the average balance of FHLB advances and, to a lesser extent, increases in both the average balance and average cost of money market accounts. The average balance of FHLB advances increased $37.7 million, or 322.9%, to $49.4 million during the quarter ended December 31, 2016 compared to $11.7 million for the same quarter last year as these funds were primarily used to fund our loan growth over the last year. The average cost of FHLB advances decreased one basis point to 1.09% for the three months ended December 31, 2016 compared to 1.10% for the same period of the prior year. The average balance of money market accounts increased $15.3 million or 24.4% and the average cost increased by 0.22% to 0.40% as compared to the same quarter last year. The average balance of certificates of deposit declined $8.8 million, or 7.1%, to $115.5 million for the quarter ended December 31, 2016 compared to $124.4 million for the same period of the prior year reflecting our goal to reduce higher cost deposits. Average interest-bearing liabilities increased $45.1 million, or 16.7%, to $316.1 million for the three months ended December 31, 2016 compared to $270.9 million for the same period in 2015.

The following table details average balances, cost of funds and the change in interest expense for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
	2016		2015		Increase/(Decrease) in Interest Expense from 2015
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$43,617	0.15%	$43,628	0.16%	$(1)
Interest-bearing demand deposits	29,458	0.04	28,500	0.03	1
Money market deposits	78,051	0.40	62,751	0.18	50
Certificates of deposit	115,541	1.94	124,381	2.00	(62)
FHLB advances	49,395	1.09	11,679	1.10	103
Total interest-bearing liabilities	$316,062	1.00%	$270,939	1.04%	$91

For the six months ended December 31, 2016 interest expense increased $161,000, or 11.5%, to $1.6 million from $1.4 million for the six months ended December 31, 2015. The increase during the period was primarily attributable to the increase in the average balance of FHLB advances, and to a lesser extent, the average cost of money market deposits. Average FHLB advances increased $43.9 million during the six months ended December 31, 2016 compared to the same period last year. The average cost of FHLB advances decreased nine basis points to 1.04% for the six months ended December 31, 2016 compared to 1.13% for the same period of the prior year. The average cost of money market deposits increased 13 basis points to 0.30% for the six months ended December 31, 2016 compared to 0.17% for the same period of the prior year. The average balance of money market deposits increased $6.1 million, or 9.6%, to $69.1 million for the six months ended December 31, 2016 compared to the same period last year. Average interest-bearing liabilities decreased $43.8 million, or 16.3%, to $312.9 million for the six months ended December 31, 2016 compared to $269.1 million for the same period in 2015.

The following table details average balances, cost of funds and the change in interest expense for the six months ended December 31, 2016 and 2015:

	Six Months Ended December 31,
	2016		2015		Increase/(Decrease) in Interest Expense from 2015
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$44,058	0.15%	$42,950	0.15%	$—
Interest-bearing demand deposits	28,300	0.04	27,306	0.04	1
Money market deposits	69,124	0.30	63,051	0.17	48
Certificates of deposit	116,700	1.95	124,944	2.00	(112)
FHLB advances	54,719	1.04	10,840	1.13	224
Total interest-bearing liabilities	$312,901	1.00%	$269,091	1.04%	$161

Provision for Loan Losses. In connection with its analysis of the loan portfolio, management determined that a $75,000 provision for loan losses was required for the three months ended December 31, 2016 compared to a $70,000 provision for the three months ended December 31, 2015, primarily reflecting our recent loan growth. The provision for loan losses for the six months ended December 31, 2016 was $150,000 compared to $90,000 for the same period last year.

Nonperforming loans increased to $2.8 million at December 31, 2016, an increase of $66,000 from $2.7 million at December 31, 2015. The ratio of nonperforming loans to total loans was 0.8% at December 31, 2016 compared to 0.9% at December 31, 2015. Total classified loans decreased $206,000, or 6.2%, to $3.1 million at December 31, 2016 from $3.3 million at December 31, 2015. The allowance for loan losses of $3.9 million at December 31, 2016 represented 1.1% of loans receivable and 139.1% of nonperforming loans. This compares to an allowance of $3.8 million at June 30, 2016, representing 1.1% of loans receivable and 191.6% of nonperforming loans.

Management considers the allowance for loan losses at December 31, 2016 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by our regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses at and for the three months ended December 31, 2016 and 2015:

	At or For the Three Months Ended December 31,

	2016	2015
	(Dollars in thousands)
Provision for loan losses	$75	$70
Net charge-offs (recoveries)	38	(122)
Allowance for loan losses	3,861	3,879
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.1%	1.2%
Nonaccrual and 90 days or more past due and still accruing interest	$2,775	$2,709
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	139.1%	143.2%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.8%	0.9%
Total loans	$359,214	$316,618

The following table details activity and information related to the allowance for loan losses at and for the six months ended December 31, 2016 and 2015:

	At or For the Six Months Ended December 31,

	2016	2015
	(Dollars in thousands)
Provision for loan losses	$150	$90
Net charge-offs (recoveries)	68	(68)
Allowance for loan losses	3,861	3,879
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.1%	1.2%
Nonaccrual and 90 days or more past due and still accruing interest	$2,775	$2,709
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	139.1%	143.2%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.8%	0.9%
Total loans	$359,214	$316,618

We continue to restructure our delinquent loans, when appropriate, so our borrowers can continue to make payments while minimizing the Company's potential loss. As of December 31, 2016 and December 31, 2015, we have identified 34 and 39 loans, respectively, with aggregate net principal balances of $5.9 million and $9.1 million, respectively, as TDRs. At December 31, 2016 and December 31, 2015, there were $862,000 and $1.5 million, respectively, of TDRs included in nonperforming loans. At December 31, 2016 the Company had REO with a book value of $103,000 compared to $373,000 at June 30, 2016.

Noninterest Income. Noninterest income decreased $177,000, or 15.2%, to $986,000 for the quarter ended December 31, 2016 compared to $1.2 million for the same quarter a year ago. The following table provides a detailed analysis of the changes in the components of noninterest income for the three months ended December 31, 2016 compared to the same period in 2015:

	Three Months Ended December 31,		Increase (decrease)

	2016	2015	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$348	$331	$17	5.1%
Other deposit fees	179	180	(1)	(0.6)
Other loan fees	207	184	23	12.5
(Loss) gain on sale of loans	(1)	67	(68)	(101.5)
Bank owned life insurance investment	130	132	(2)	(1.5)
Other income	123	269	(146)	(54.3)
Total noninterest income	$986	$1,163	$(177)	(15.2)%

The decrease in noninterest income was primarily attributable to the $146,000, or 54.3% decrease in other income in the quarter ended December 31, 2016 to $123,000 compared to $269,000 for the same quarter a year ago primarily due to a decrease in prepayment penalties on multi-family loans. In addition, gain on sale of loans decreased $68,000, or 101.5%, to a loss of $1,000 primarily due to a shift in interest rates in the secondary loan market. These decreases were partially offset by an increase of $23,000, or 12.5%, to $207,000 for other loan fees.

The following table provides a detailed analysis of the changes in the components of noninterest income for the six months ended December 31, 2016 compared to the same period in 2015:

	Six Months Ended December 31,		Increase (decrease)

	2016	2015	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$696	$703	$(7)	(1.0)%
Other deposit fees	373	358	15	4.2
Other loan fees	442	328	114	34.8
Gain on sale of loans	100	128	(28)	21.9
Bank owned life insurance investment	262	289	(27)	(9.3)
Other income	270	401	(131)	(32.7)
Total noninterest income	$2,143	$2,207	$(64)	(2.9)%

Noninterest income decreased $64,000, or 2.9%, to $2.1 million during the six months ended December 31, 2016 compared to $2.2 million for the same period in 2015. The decrease was primarily due to a $131,000, or 32.7% decrease in other income to $270,000 for the six months ended December 31, 2016 compared to $401,000 for the same period last year, primarily due to a decrease in prepayment penalties on multi-family loans. This decrease was partially offset by an increase of $114,000, or 34.8%, to $442,000 for other loan fees, reflecting our increased loan production during the period.

Noninterest Expense. For the three months ended December 31, 2016, noninterest expense decreased $581,000, or 11.6%, to $4.4 million from $5.0 million for the three months ended December 31, 2015. The following table provides an analysis of the changes in the components of noninterest expense for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Increase (decrease)

	2016	2015	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$2,296	$2,815	$(519)	(18.4)%
General and administrative expenses	833	994	(161)	(16.2)
Real estate holding costs	19	16	3	18.8
FDIC insurance premiums	24	64	(40)	(62.5)
Information technology	540	415	125	30.1
Occupancy and equipment	441	449	(8)	(1.8)
Deposit services	128	122	6	4.9
Marketing	167	130	37	28.5
Loss on sale of property, premises and equipment	—	1	(1)	—
Gain on sale of real estate owned	(27)	(4)	(23)	575.0
Total noninterest expense	$4,421	$5,002	$(581)	(11.6)%

The decrease in noninterest expense was primarily due to a $519,000, or 18.4%, decrease in compensation and benefits primarily due to a $653,000 decrease in stock-based compensation related to the Anchor Bancorp 2015 Equity Plan. General and administrative expenses decreased $161,000, or 16.2%, to $833,000 from the same period in the previous year primarily resulting from the absence of proxy contest costs of $195,000 for the quarter ended December 31, 2016. These decreases were partially offset by an increase of $125,000, or 30.1%, for information technology expense to $540,000 for the quarter ended December 31, 2016 from $415,000 for the quarter ended December 31, 2015 primarily due to the purchase of new loan production software.

The following table provides an analysis of the changes in the components of noninterest expense for the six months ended December 31, 2016 and 2015:

	Six Months Ended December 31,		Increase (decrease)

	2016	2015	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,606	$4,835	$(229)	(4.7)%
General and administrative expenses	1,569	1,728	(159)	(9.2)
Real estate holding costs	37	65	(28)	(43.1)
FDIC insurance premiums	92	133	(41)	(30.8)
Information technology	1,025	857	168	19.6
Occupancy and equipment	948	939	9	1.0
Deposit services	240	235	5	2.1
Marketing	267	255	12	4.7
Loss on sale of property, premises and equipment	—	4	(4)	(100.0)
(Gain) loss on sale of real estate owned	(40)	4	(44)	(1,100.0)
Total noninterest expense	$8,744	$9,055	$(311)	(3.4)%

Noninterest expense decreased $311,000, or 3.4%, to $8.7 million in the six months ended December 31, 2016 compared to $9.1 million for the six months ended December 31, 2015. The decrease was primarily due to a $229,000 decrease in compensation and benefits primarily due to a $429,000 decrease in stock-based compensation related to the Anchor Bancorp 2015 Equity Plan during the six months ended December 31, 2015. General and administrative expenses decreased $159,000 to $1.6 million for the six months ended December 31, 2016 compared to $1.7 million for the six months ended December 31, 2015 primarily due to no proxy contest expenses during the current six month period. These decreases were partially offset by an increase of $168,000, or 19.6%, for information technology expense to $1.0 million for the six months ended December 31, 2016 from $857,000 for the same period last year primarily due to the purchase of new loan production software.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments. At December 31, 2016, the total approved loan origination commitments outstanding were $18.5 million. At the same date, unused lines of credit were $87.4 million.

For purposes of determining our liquidity position, we use the liquidity ratio, a regulatory measure of liquidity calculated as the total of net cash, short-term, and marketable assets divided by net deposits and short-term liabilities. Our Board of Directors has established a liquidity ratio target of 10%. For the three months ended December 31, 2016, our average liquidity ratio was 10.0%, which indicates we are at the liquidity standard set by our Board. Management believes the Bank's current liquidity position is adequate to meet foreseeable short and long term liquidity requirements.

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

Certificates of deposit scheduled to mature in one year or less at December 31, 2016 totaled $42.6 million. We had no brokered deposits at December 31, 2016. Management's policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with us. In addition, we had the ability to borrow an additional $104.1 million from the FHLB of Des Moines. We also have a line of credit with the Federal Reserve Bank of San Francisco for $1.0 million which is collateralized with securities and a line of credit for $5.0 million with Pacific Coast Bankers' Bank.

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

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. The Company's primary sources of income are dividends from the Bank, ESOP loan payments and ESOP loan interest income. During the three month period ended December 31, 2016, the Bank paid a $337,000 dividend to the Company. The payment is being used for the Company's general corporate purposes, including supporting the Company's ongoing operations and stock repurchases. At December 31, 2016, the Company (on an unconsolidated basis) had liquid assets of $2.7 million.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of December 31, 2016:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$18,461	$18,461

Lines of credit
Fixed rate (3)	15,893	720
Adjustable rate	71,466	13,292
Undisbursed balance of lines of credit	$87,359	$14,012

(1)	Interest rates on fixed rate loans are 4.25% to 5.25%.

(2)	At December 31, 2016 there was $75 in reserves for unfunded commitments.

(3)	Includes standby letters of credit.

Operating lease commitment - The Bank leases space for branches and operations located in Shelton, Puyallup, and Seattle Washington. These leases run for periods ranging from three to five years. All leases require the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitments for the next five years are as follows:

Year Ended June 30,
Amount
(In thousands)
2017	$68
2018	$126
2019	$84
2020	$36

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of December 31, 2016, the Bank exceeded all regulatory capital requirements with, Tier 1 Leverage-Based Capital, Common Equity Tier 1 Capital (CET1), Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios of 13.3%, 14.2%, 14.2%, and 15.2%, respectively. As of June 30, 2016 these ratios were 13.5%, 14.7%, 14.7%, and 15.7%, respectively. At December 31, 2016, the Bank met the requirements to be deemed "well-capitalized" under applicable regulatory guidelines.

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

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, CET1, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 14.3%, 15.2%, 15.2%, and 16.2%, respectively, as of December 31, 2016. As of June 30, 2016, these ratios were 14.4%, 15.7%, 15.7% and 16.6%, respectively.

The Bank's actual capital amounts and ratios at December 31, 2016 are presented in the following table:

Anchor Bank					Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
			Minimum Capital Requirement
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016
Total capital (to risk-weighted assets)	$61,162	15.2%	$32,212	8.0%	$40,265	10.0%
Tier I capital (to risk-weighted assets)	$57,301	14.2%	$24,159	6.0%	$32,212	8.0%
Common equity tier 1 capital (to risk-weighted assets)	$57,301	14.2%	$18,119	4.5%	$26,172	6.5%
Tier I leverage capital (to average assets)	$57,301	13.3%	$17,236	4.0%	$21,545	5.0%

The actual regulatory capital amounts and ratios calculated for Anchor Bancorp as of December 31, 2016, were as follows:

Anchor Bancorp	Actual
	Amount	Ratio
	(Dollars in thousands)
December 31, 2016
Total capital (to risk-weighted assets)	$65,288	16.2%
Tier I capital (to risk-weighted assets)	$61,427	15.2%
Common equity tier 1 capital (to risk-weighted assets)	$61,427	15.2%
Tier I leverage capital (to average assets)	$61,427	14.3%

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

We generally have found that a number of our deposit accounts are less rate sensitive than others. Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at December 31, 2016 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets
Basis Point Change in Rates						Market Value of Assets (4)
	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)
	(Dollars in thousands)
300	$69,267	$1,794	2.66%	16.97%	1.22%	$408,105
200	69,609	2,136	3.17	16.75	1.00	415,486
100	69,015	1,542	2.29	16.34	0.6	422,258
Base	67,473	—	—	15.75	—	428,430
(100)	65,492	(1,981)	(2.94)	15.06	(0.69)	434,778
___________

(1)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(2)	Calculated as the net portfolio value divided by the market value of assets (“net portfolio value ratio”).
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

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at December 31, 2016, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
	(Dollars in thousands)
300	$19,866	$2,854	16.8%
200	18,957	1,945	11.4
100	17,995	983	5.8
Base	17,012	—	—
(100)	15,931	(1,081)	(6.4)

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) There were no repurchases of the Company's outstanding shares during the quarter ended December 31, 2016 and at December 31, 2016, no shares were authorized to be purchased under a publicly announced plan.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income (Loss); (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements

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

ANCHOR BANCORP

Date: February 6, 2017	/s/Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2017	/s/Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income (Loss); (3) Condensed Consolidated Statements of Comprehensive Income (Loss); (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements