Form 10-Q
period 2017-03-31
Anchor Bancorp
filed 2017-05-08
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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
Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☒  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 8, 2017, there were 2,504,740 shares of common stock, $0.01 par value per share, outstanding.

ANCHOR BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiary, unless the context indicates otherwise.  When we refer to “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, the wholly owned subsidiary of Anchor Bancorp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands, except share data) (Unaudited)	March 31, 2017	June 30, 2016
ASSETS
Cash and cash equivalents	$16,614	$8,320
Securities available-for-sale, at fair value, amortized cost of $20,988 and $23,550	20,720	23,665
Securities held-to-maturity, at amortized cost, fair value of $5,155 and $6,425	5,145	6,291
Loans held for sale	1,528	1,864
Loans receivable, net of allowance for loan losses of $3,959 and $3,779	378,875	347,351
Bank owned life insurance investment, net of surrender charges	19,902	19,515
Accrued interest receivable	1,198	1,182
Real estate owned, net ("REO")	220	373
Federal Home Loan Bank ("FHLB") stock, at cost	2,548	2,959
Property, premises, and equipment, at cost, less accumulated depreciation of $11,839 and $11,382	9,533	10,001
Deferred tax asset, net	8,319	8,870
Prepaid expenses and other assets	847	1,113
Total assets	$465,449	$431,504
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$57,732	$50,781
Interest-bearing	285,533	250,113
Total deposits	343,265	300,894

FHLB advances	50,500	62,000
Advance payments by borrowers for taxes and insurance	910	1,114
Supplemental Executive Retirement Plan liability	1,702	1,691
Accounts payable and other liabilities	4,083	2,609
Total liabilities	400,460	368,308
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, authorized 45,000,000 shares; 2,504,740 issued and outstanding at March 31, 2017 and 2,515,803 issued and outstanding at June 30, 2016, respectively	25	25
Additional paid-in capital	22,459	22,157
Retained earnings	43,930	42,235
Unearned Employee Stock Ownership Plan ("ESOP") shares	(623)	(672)
Accumulated other comprehensive loss, net of tax	(802)	(549)
Total stockholders’ equity	64,989	63,196
Total liabilities and stockholders’ equity	$465,449	$431,504

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except share data) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2017	2016	2017	2016
Interest income:
Loans receivable, including fees	$4,861	$4,231	$14,255	$12,273
Securities	29	15	81	52
Mortgage-backed securities	132	174	439	520
Total interest income	5,022	4,420	14,775	12,845
Interest expense:
Deposits	708	627	1,987	1,969
FHLB advances	127	66	411	128
Total interest expense	835	693	2,398	2,097
Net interest income before provision for loan losses	4,187	3,727	12,377	10,748
Provision for loan losses	135	75	285	165
Net interest income after provision for loan losses	4,052	3,652	12,092	10,583
Noninterest income:
Deposit service fees	314	315	1,010	1,018
Other deposit fees	185	172	558	530
Other loan fees	175	189	618	517
Gain (loss) on sale of loans	25	(1)	125	127
Bank owned life insurance investment	125	124	387	413
Other income	199	149	469	550
Total noninterest income	1,023	948	3,167	3,155
Noninterest expense:
Compensation and benefits	2,191	2,483	6,797	7,318
General and administrative expenses	654	735	2,223	2,463
Real estate owned holding costs (income)	(1)	29	37	94
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	14	66	106	198
Information technology	509	435	1,534	1,292
Occupancy and equipment	485	455	1,433	1,394
Deposit services	111	99	350	334
Marketing	130	234	397	490
Loss on sale of property, premises and equipment	—	2	—	6
Gain on sale of real estate owned	(20)	(61)	(59)	(57)
Total noninterest expense	4,073	4,477	12,818	13,532
Income before provision for income taxes	1,002	123	2,441	206
Provision for income taxes	300	22	746	46
Net income	$702	$101	$1,695	$160
Basic earnings per share	$0.29	$0.04	$0.71	$0.07
Diluted earnings per share	$0.29	$0.04	$0.70	$0.07
Weighted average number of basic shares outstanding	2,406,072	2,456,784	2,400,217	2,455,274
Weighted average number of diluted shares outstanding	2,431,139	2,465,256	2,422,171	2,456,459
See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2017	2016	2017	2016
NET INCOME	$702	$101	$1,695	$160
OTHER COMPREHENSIVE INCOME (LOSS), net of income tax
Unrealized holding gains (losses) on available-for-sale securities during the period, net of income tax benefit of $14, $94, $(130), and $57 respectively	28	270	(253)	168
Other comprehensive income (loss), net of income tax	28	270	(253)	168
COMPREHENSIVE INCOME	$730	$371	$1,442	$328

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Nine Months Ended March 31,

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,695	$160
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	530	479
Net amortization of premiums on securities	238	316
Provision for loan losses	285	165
ESOP expense	133	121
Real estate owned impairment	—	51
Deferred federal income taxes	696	46
Stock compensation expense	503	1,296
Increase in cash surrender value of life insurance investment	(387)	(388)
Gain on sale of loans	(125)	(127)
Originations of loans held for sale	(12,075)	(6,453)
Proceeds from sale of loans held for sale	10,429	6,142
Loss on sale of property, premises, and equipment	—	6
Gain on sale of real estate owned	(59)	(57)
Change in operating assets and liabilities:
Accrued interest receivable	(16)	(11)
Prepaid expenses and other assets	266	1,383
Change in deferred tax asset reserve	—	(68)
Supplemental Executive Retirement Plan ("SERP")	11	(634)
Accounts payable and other liabilities	1,474	2,157
Net cash provided by operating activities	3,598	4,584
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	852	250
Principal repayments on mortgage-backed available-for-sale securities	3,616	4,312
Principal repayments on mortgage-backed held-to-maturity securities	1,094	1,052
Loan originations, net of undisbursed loan proceeds and principal repayments	(32,107)	(43,733)
Proceeds from sale of real estate owned	510	785
Purchase of property, premises, and equipment, net	(62)	(173)
Redemption (purchase) of FHLB stock	411	(1,446)
Net cash provided by investing activities	(25,686)	(38,953)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	42,371	3,344
Net change in advance payments by borrowers for taxes and insurance	(204)	27
Proceeds from FHLB advances	54,600	54,000
Repayment of FHLB advances	(66,100)	(18,500)
Repurchase and retirement of common stock	—	(1,095)
Net share settlement of stock awards	(285)	(216)
Net cash used in financing activities	$30,382	$37,560

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands, except share data) (Unaudited)	Nine Months Ended March 31,

	2017	2016
NET CHANGE IN CASH AND CASH EQUIVALENTS	$8,294	$3,191
Beginning of period	8,320	14,450
End of period	$16,614	$17,641
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,407	$2,086
Income taxes	$65	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Noncash investing activities:
Net loans transferred to real estate owned	$298	$450
Unrealized holding (loss) gain on available-for-sale securities, net of tax	$(253)	$168
Loans securitized into mortgage-backed securities	$2,107	$—

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2016 (“2016 Form 10-K”). The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2017. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported consolidated net income or equity. The Company has evaluated events and transactions subsequent to March 31, 2017 for potential recognition or disclosure.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured as fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date; a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The effect of the adoption will depend on leases at time of adoption. Once adopted, we expect to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, however, based on current leases the adoption is not expected to have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this ASU require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Our primary source of revenue is interest income, which is recognized as it is earned and is deemed to be in compliance with this ASU. Accordingly, the adoption of ASU No. 2016-08 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The ASU is effective for annual and interim periods beginning after December 15, 2016. The adoption of ASU 2016-09 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2016, FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations. The amendments in this ASU provide more detailed guidance on the revenue recognition standard including additional implementation guidance and examples of identifying performance obligations and licenses of intellectual property. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within that year. The effective date, transition requirements and impact on the Company's consolidated financial statements for this ASU are the same as those described in FASB ASU 2016-08 above.

In May 2016, FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this ASU clarified several key areas of the revenue recognition standard including accessing collectability, presenting sales taxes and other similar taxes collected from customers, noncash consideration, contract modification at transitions, completed contracts at transition, and disclosing the accounting change in the period of adoption. The effective date, transition requirements and impact on the Company's consolidated financial statements for this ASU are the same as described in FASB ASU 2016-08 above.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Once adopted, we expect our allowance for loan losses to increase, however, until our evaluation is complete the magnitude of the increase will be unknown.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The ASU is intended to reduce diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of ASU No. 2016-15 is not expected to have a material impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The ASU amends the required statement of cash flow disclosures to include the change in amounts generally described as restricted cash. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 15, 2017. The adoption of ASU No. 2016-18 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update). This ASU amends the Codification for SEC staff announcements made at recent Emerging Issues Task Force (EITF) meetings. The SEC staff view is that a registrant should evaluate ASU updates that have not yet been adopted to determine the appropriate financial disclosures about the potential material effects of the ASU on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact of an ASU, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. The staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies expected to be applied compared to current accounting policies. Also, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed.. The amendments specifically addressed recent ASU amendments to Topic 326, Financial Instruments - Credit Losses; Topic 842, Leases; and Topic 606, Revenue from Contracts with Customers; although, the amendments apply to any subsequent amendments to guidance in the ASU. The Company has adopted the amendments in this ASU and appropriate disclosures have been included in this Note for each recently issued accounting standard.

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company's consolidated financial statements.

Note 4 - Earnings Per Share ("EPS")

Basic earnings per common share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period, without considering any dilutive items. Unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. Therefore, under the two-class method, the difference in EPS is not significant since the Company did not pay dividends. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016
	(Dollars in thousands, except share data)
Net income	$702	$101	$1,695	$160
Earnings allocated to common shareholders	$702	$101	$1,695	$160

Basic weighted-average common shares outstanding	2,406,072	2,456,784	2,400,217	2,455,274
Potentially dilutive incremental shares	25,067	8,472	21,954	1,185
Diluted weighted-average common shares outstanding	2,431,139	2,465,256	2,422,171	2,456,459

Basic earnings per share	$0.29	$0.04	$0.71	$0.07
Diluted earnings per share	$0.29	$0.04	$0.70	$0.07

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shares owned by the Company's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of March 31, 2017 and June 30, 2016 there were 57,092 and 62,252 shares, respectively, which had not been allocated under the Company's ESOP.

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and nine months ended March 31, 2017, there were no anti-dilutive shares of common stock excluded in computing of diluted earnings per share. For both the three and nine months ended March 31, 2016, 70,844 shares of common stock were excluded in computing diluted earnings per share because they were anti-dilutive.

Note 5 - Investments

The amortized cost and estimated fair market values of investment securities as of March 31, 2017 and June 30, 2016, were as follows:

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$168	$—	$—	$168
Mortgage-backed securities:
FHLMC (1)	10,100	66	(140)	10,026
FNMA (2)	10,126	1	(180)	9,947
GNMA (3)	594	—	(15)	579
	$20,988	$67	$(335)	$20,720
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$2,333	$57	$(55)	$2,335
FNMA	1,275	76	(27)	1,324
GNMA	1,537	—	(41)	1,496
	$5,145	$133	$(123)	$5,155
(1) Federal Home Loan Mortgage Corporation ("Freddie Mac")
(2) Federal National Mortgage Association ("Fannie Mae")
(3) Government National Mortgage Association ("Ginnie Mae")

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$175	$—	$—	$175
Mortgage-backed securities:
FHLMC	9,442	161	(44)	9,559
FNMA	13,199	67	(62)	13,204
GNMA	734	—	(7)	727
	$23,550	$228	$(113)	$23,665
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	2,793	72	(20)	2,845
FNMA	1,513	103	(3)	1,613
GNMA	1,985	5	(23)	1,967
	$6,291	$180	$(46)	$6,425

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were 47 and 24 securities in an unrealized loss position at March 31, 2017 and June 30, 2016, respectively. The unrealized losses on investments in mortgage-backed securities relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities prior to their maturity. We do expect to recover the entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of the dates indicated, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$3,680	$(35)	$3,341	$(105)	$7,021	$(140)
FNMA	4,878	(34)	4,831	(146)	9,709	(180)
GNMA	—	—	579	(15)	579	(15)
	$8,558	$(69)	$8,751	$(266)	$17,309	$(335)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$1,637	$(55)	$1,637	$(55)
FNMA	—	—	562	(27)	562	(27)
GNMA	847	(10)	649	(31)	1,496	(41)
	$847	$(10)	$2,848	$(113)	$3,695	$(123)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$710	$(5)	$4,031	$(39)	$4,741	$(44)
FNMA	855	(1)	5,900	(61)	6,755	(62)
GNMA	—	—	727	(7)	727	(7)
	$1,565	$(6)	$10,658	$(107)	$12,223	$(113)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$1,973	$(20)	$1,973	$(20)
FNMA	—	—	684	(3)	684	(3)
GNMA	—	—	989	(23)	989	(23)
	$—	$—	$3,646	$(46)	$3,646	$(46)

Contractual maturities of securities at March 31, 2017 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

March 31, 2017	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds:
Due after ten years	$168	$168
Mortgage-backed securities:
FHLMC	10,100	10,026
FNMA	10,126	9,947
GNMA	594	579
	$20,988	$20,720

Securities held-to-maturity
Mortgage-backed securities:
FHLMC	2,333	2,335
FNMA	1,275	1,324
GNMA	1,537	1,496
	$5,145	$5,155

Sales of securities available-for-sale for the dates indicated are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(In thousands)
Proceeds from sales	$—	$—	$—	$—
Proceeds from maturities and calls	—	—	852	250
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pledged securities at the dates indicated are summarized as follows:

	March 31, 2017		June 30, 2016
Pledged to secure:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Public deposits	$5,127	$5,131	$12,575	$12,719
FHLB borrowings	1,043	1,076	1,302	1,358
Federal Reserve borrowing line	858	847	973	978

Note 6 - Loans Receivable, net

Loans receivable consisted of the following at the dates indicated:

	March 31, 2017	June 30, 2016
	(In thousands)
Real estate:
One-to-four family	$59,275	$61,230
Multi-family	61,106	53,742
Commercial	147,336	149,527
Construction	49,939	21,793
Land	9,330	6,839
Total real estate	326,986	293,131
Consumer:
Home equity	14,655	16,599
Credit cards	2,559	2,969
Automobile	622	597
Other consumer	1,643	1,933
Total consumer	19,479	22,098

Business:
Commercial business	37,762	36,848
Total loans	384,227	352,077
Less:
Deferred loan fees and loan premiums, net	1,393	947
Allowance for loan losses	3,959	3,779
Loans receivable, net	$378,875	$347,351

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 3/31/17
	(In thousands)
Allowance for loan losses:
Beginning balance	$768	$430	$1,268	$480	$103	$517	$295	$—	$3,861
Provision (benefit) for loan losses	(228)	111	121	151	26	(83)	37	—	135
Charge-offs	—	—	(2)	—	—	(62)	—	—	(64)
Recoveries	11	—	—	1	—	14	1	—	27
Ending balance	$551	$541	$1,387	$632	$129	$386	$333	$—	$3,959

(1)	Consumer loans include home equity, credit cards, automobile, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2017:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Nine months ended 3/31/17
	(In thousands)
Allowance for loan losses:
Beginning balance	$798	$454	$1,333	$271	$75	$516	$332	$—	$3,779
Provision (benefit) for loan losses	(344)	87	166	323	54	5	(6)	—	285
Charge-offs	—	—	(112)	—	—	(181)	—	—	(293)
Recoveries	97	—	—	38	—	46	7	—	188
Ending balance	$551	$541	$1,387	$632	$129	$386	$333	$—	$3,959
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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2017:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$2,464	$2,698	$—
Commercial real estate	201	547	—
Land	168	182	—
Home equity	80	84	—
Commercial business	413	499	—
With an allowance recorded
One-to-four family	$3,781	$3,806	$196
Land	313	313	25
Home equity	263	263	47
Commercial business	25	25	2
Total
One-to-four family	$6,245	$6,504	$196
Commercial real estate	201	547	—
Land	481	495	25
Home equity	343	347	47
Commercial business	438	524	2
Total	$7,708	$8,417	$270

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and nine months ended March 31, 2017:

	Three Months Ended March 31, 2017		Nine Months Ended March 31, 2017

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded
One-to-four family	$2,186	$14	$2,257	$42
Commercial real estate	202	—	260	—
Land	169	2	171	7
Home equity	73	1	70	2
Commercial business	239	3	239	10
With an allowance recorded
One-to-four family	$4,527	$38	$5,508	$115
Land	315	7	315	15
Home equity	334	3	315	10
Commercial business	68	—	75	1
Total
One-to-four family	$6,713	$52	$7,765	$157
Commercial real estate	202	—	260	—
Land	484	9	486	22
Home equity	407	4	385	12
Commercial business	307	3	314	11
Total	$8,112	$68	$9,210	$202

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2017:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$551	$541	$1,387	$632	$129	$386	$333	$—	$3,959
Ending balance: individually evaluated for impairment	196	—	—	—	25	47	2	—	270
Ending balance: collectively evaluated for impairment	$355	$541	$1,387	$632	$104	$339	$331	$—	$3,689

Loans receivable:
Ending balance	$59,275	$61,106	$147,336	$49,939	$9,330	$19,479	$37,762	$—	$384,227
Ending balance: individually evaluated for impairment	6,245	—	201	—	481	343	438	—	7,708
Ending balance: collectively evaluated for impairment	$53,030	$61,106	$147,135	$49,939	$8,849	$19,136	$37,324	$—	$376,519

(1)	Consumer loans include home equity, credit cards, auto and other consumer loans.

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

The following table presents the recorded investment in nonaccrual loans by type of loans as of the dates indicated:

	March 31, 2017	June 30, 2016
	(In thousands)
One-to-four family	$2,059	$1,539
Commercial	202	319
Home equity	22	16
Other consumer	—	1
Commercial business	82	97
Total	$2,365	$1,972

There were no loans past due 90 days or more and still accruing interest at March 31, 2017 and June 30, 2016.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class of loan, as of March 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$370	$—	$2,059	$2,429	$56,846	$59,275
Multi-family	—	—	—	—	61,106	61,106
Commercial real estate	—	—	202	202	147,134	147,336
Construction	—	—	—	—	49,939	49,939
Land	—	—	—	—	9,330	9,330
Home equity	—	—	22	22	14,633	14,655
Credit cards	17	—	—	17	2,542	2,559
Automobile	—	—	—	—	622	622
Other consumer	8	—	—	8	1,635	1,643
Commercial business	—	—	82	82	37,680	37,762
Total	$395	$—	$2,365	$2,760	$381,467	$384,227

(1) Includes loans on nonaccrual status.

The following table presents past due loans, net of partial loan charge-offs, by class of loan as of June 30, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$566	$623	$1,539	$2,728	$58,502	$61,230
Multi-family	—	—	—	—	53,742	53,742
Commercial real estate	—	—	319	319	149,208	149,527
Construction	—	—	—	—	21,793	21,793
Land	—	—	—	—	6,839	6,839
Home equity	14	8	16	38	16,561	16,599
Credit cards	77	—	—	77	2,892	2,969
Automobile	1	—	—	1	596	597
Other consumer	12	—	1	13	1,920	1,933
Commercial business	—	—	97	97	36,751	36,848
Total	$670	$631	$1,972	$3,273	$348,804	$352,077
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

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table presents the internally assigned grade as of March 31, 2017, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$53,894	$60,576	$142,345	$49,939	$8,849	$14,041	$2,542	$622	$1,624	$36,379	$370,811
Watch	2,574	530	4,790	—	313	352	17	—	5	1,301	9,882
Special Mention	625	—	—	—	168	90	—	—	6	—	889
Substandard	2,182	—	201	—	—	172	—	—	8	82	2,645
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$59,275	$61,106	$147,336	$49,939	$9,330	$14,655	$2,559	$622	$1,643	$37,762	$384,227

The following table presents the internally assigned grade as of June 30, 2016, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$52,438	$53,002	$146,587	$21,793	$6,349	$15,377	$2,892	$542	$1,839	$35,149	$335,968
Watch	4,875	740	1,978	—	316	836	77	55	94	1,005	9,976
Special Mention	1,789	—	644	—	174	220	—	—	—	533	3,360
Substandard	2,128	—	318	—	—	166	—	—	—	161	2,773
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$61,230	$53,742	$149,527	$21,793	$6,839	$16,599	$2,969	$597	$1,933	$36,848	$352,077

Troubled Debt Restructures. A troubled debt restructure ("TDR") is a loan where the Company, for economic or legal reasons related to the borrower's financial condition, has granted a concession to the borrower that it would otherwise not consider so that the borrower can continue to make payments while minimizing the Company's potential loss. The modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank's best interest. At March 31, 2017, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents TDRs by accrual versus nonaccrual status and by loan class as of March 31, 2017:

	March 31, 2017
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$3,779	$477	$4,256
Land	482	—	482
Home equity	171	—	171
Commercial business	88	—	88
Total	$4,520	$477	$4,997

The following table presents TDRs by accrual versus nonaccrual status and by loan class as of June 30, 2016:

	June 30, 2016
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$7,503	$411	$7,914
Land	490	—	490
Home equity	261	—	261
Commercial business	90	—	90
Total	$8,344	$411	$8,755

There were no new TDR loans, or renewals or modifications of existing TDR loans during the three and nine months ended March 31, 2017.

The following table presents TDR loans, or renewals or modifications of existing TDR loans during the three and nine months ended March 31, 2016:

	Three Months Ended March 31, 2016			Nine Months Ended March 31, 2016
	No. of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	No. of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
	(Dollars in thousands)
One-to-four family	—	—	—	1	273	243
Total	—	—	—	1	273	243

For both the three and nine months ended March 31, 2017 and 2016, there were no TDRs for which there was a payment default within 12 months of their restructure.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Real Estate Owned, net

The following table is a summary of REO activity for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2017	2016	2017	2016
	(In thousands)
Balance at the beginning of the period	$103	$662	$373	$797
Net loans transferred to real estate owned	130	58	298	450
Sales	(33)	(304)	(510)	(785)
Gain on sale of REO	20	61	59	57
Impairments	—	(9)	—	(51)
Balance at the end of the period	$220	$468	$220	$468

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

Compensation expense related to the ESOP for the three months ended March 31, 2017 and 2016 was $45,000 and $41,000, respectively. For the nine months ended March 31, 2017 and 2016 compensation expense related to the ESOP was $133,000 and $121,000, respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	March 31, 2017	June 30, 2016
	(Dollars in thousands)
Allocated shares	44,908	39,748
Unallocated shares	57,092	62,252
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,482	$1,471

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

There were no transfers between Level 1, Level 2, or Level 3 during the nine months ended March 31, 2017. The following tables show the Company's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$168	$—	$168
Mortgage-backed securities:
FHLMC	—	10,026	—	10,026
FNMA	—	9,947	—	9,947
GNMA	—	579	—	579

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$175	$—	$175
Mortgage-backed securities:
FHLMC	—	9,559	—	9,559
FNMA	—	13,204	—	13,204
GNMA	—	727	—	727

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balances of assets measured at fair value on a nonrecurring basis at March 31, 2017:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$5,461	$5,461
Commercial	—	—	201	201
Land	—	—	313	313
Home equity	—	—	263	263
Commercial business	—	—	25	25
Total impaired loans	—	—	6,263	6,263

Real estate owned:	$—	$—	$—	$—

Total	$—	$—	$6,263	$6,263

The following table presents the balances of assets measured at fair value on a nonrecurring basis at June 30, 2016:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$8,046	$8,046
Commercial	—	—	318	318
Land	—	—	316	316
Home equity	—	—	367	367
Commercial business	—	—	124	124
Total impaired loans	—	—	9,171	9,171

Real estate owned:
One-to-four family	$—	$—	$113	$113
Land	—	—	19	19
Total real estate owned	—	—	132	132

Total	$—	$—	$9,303	$9,303

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair values of impaired loans and real estate owned properties are generally based on third party appraisal of the properties, resulting in Level 3 classification.
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2017 and June 30, 2016:

	March 31, 2017
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans	$6,263	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (8%)
Real estate owned	$—	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (0%)

	June 30, 2016
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans	$9,171	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (5%)
Real estate owned	$132	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (12%)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of March 31, 2017 and June 30, 2016:

	March 31, 2017
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$16,614	$16,614	$16,614	$—	$—
Securities available-for-sale	20,720	20,720	—	20,720	—
Securities held-to-maturity	5,145	5,155	—	5,155	—
FHLB stock	2,548	2,548	—	2,548	—
Loans held for sale	1,528	1,528	1,528	—	—
Loans receivable	382,834	376,765	—	—	376,765
Bank owned life insurance investment	19,902	19,902	—	19,902	—
Accrued interest receivable	1,198	1,198	—	1,240	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$216,258	$216,258	$216,258	$—	$—
Certificates of deposit	127,007	126,617	—	126,617	—
FHLB advances	50,500	50,129	—	50,129	—
Advance payments by borrowers for taxes and insurance	910	910	910	—	—

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

As of March 31, 2017, awards for restricted stock totaling 87,572 were outstanding and no stock options were granted. Awarded shares of restricted stock typically vest over various periods as long as the director, advisory director, directors emeriti, officer or employee remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

For the three and nine months ended March 31, 2017 total compensation expense for the Plan was $132,000 and $503,000, respectively, and the related income tax benefit was $45,000 and $171,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock awards for the three and nine months ended March 31, 2017:

	For the Three Months Ended March 31, 2017

		Weighted-Average Grant Date Fair Value
	Shares
Non-vested at January 1, 2017	38,424	$25.75
Granted	—	—
Vested	—	—
Forfeited and canceled	—	—
Non-vested at March 31, 2017	38,424	25.75

	For the Nine Months Ended March 31, 2017

		Weighted-Average Grant Date Fair Value
	Shares
Non-vested at July 1, 2016	70,844	$25.69
Granted	—	—
Vested	(21,357)	25.62
Forfeited and canceled	(11,063)	24.98
Non-vested at March 31, 2017	38,424	25.75

As of March 31, 2017, there was $288,000 of total unrecognized compensation costs related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately two years.

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

As of March 31, 2017, the Condensed Consolidated Statements of Financial Condition included a net deferred tax asset of $8.3 million. The Company's primary deferred tax assets relate to the allowance for loan losses. The Company has prepared federal tax returns through June 30, 2016. At June 30, 2016 the net operating loss carryforward was $12.7 million which will begin to expire in 2031.

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. Each quarter, we consider positive evidence, which may include taxes paid in carryback years, reversing timing differences, available tax planning strategies, and projected taxable income and weigh it against negative evidence, which may include cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings, among other items. At March 31, 2017, management determined that no valuation allowance on the deferred tax asset was required. This determination was based on sufficient positive evidence associated with our return to profitability, demonstrated through cumulative earnings over the recent three year period, strong quarterly income, and our projections for future taxable income.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 - Agreement and Plan of Merger

On April 11, 2017, Washington Federal, Inc., a Washington corporation ("Washington Federal"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with the Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Washington Federal (the "Merger"), with Washington Federal as the surviving corporation in the Merger. Immediately after the effective time of the Merger (the "Effective Time"), Washington Federal intends to merge Anchor Bank, a wholly-owned subsidiary of the Company, with and into Washington Federal, National Association, a wholly-owned subsidiary of Washington Federal (the "Bank Merger"), with Washington Federal, National Association as the surviving institution in the Bank Merger.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each share of the common stock of the Company outstanding immediately prior to the Effective Time will be converted into the right to receive a fraction of a share of the common stock of Washington Federal. The Washington Federal shares issued will have an aggregate value of approximately $63.9 million. Each share of Company common stock was valued at $25.75. The exact number of shares to be issued and the exchange ratio will be determined based upon the average of the volume-weighted price of Washington Federal common stock for the twenty (20) trading days ending on the fifth trading day immediately preceding the closing date, subject to a negotiated collar. All unvested restricted stock awards of the Company outstanding immediately prior to the Effective Time will become fully vested and will be converted into a right to receive the merger consideration described immediately above, as provided in the Merger Agreement.

The Merger Agreement contains customary representations and warranties from both Washington Federal and the Company, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of its business during the interim period between the execution of the Merger Agreement and the Effective Time, including, in the case of the Company, specific forbearances with respect to its business activities, (2) the Company's obligation to call a meeting of its shareholders to approve the Merger Agreement, and, subject to certain exceptions, that its board of directors recommend that the Company’s shareholders vote to approve the Merger Agreement, and (3) the Company's non-solicitation obligations regarding alternative acquisition proposals. The Merger Agreement provides certain termination rights for both Washington Federal and the Company and further provides that a termination fee of $2,236,500 will be payable by Anchor upon termination of the Merger Agreement under certain circumstances.

The completion of the Merger is subject to customary conditions, including approval of the Merger Agreement by the Company's shareholders, by the holders of at least two thirds of the outstanding shares of the Company's common stock, and the receipt of all required regulatory approvals. The Merger is expected to be completed in the third calendar quarter of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements, which are not statements of historical fact and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to:

•	the Merger Agreement with Washington Federal, Inc. may be terminated in accordance with its terms, and the Merger may not be completed;

•	termination of the Merger Agreement could negatively impact us;

•	we will be subject to business uncertainties and contractual restrictions while the Merger is pending;

•
the Merger Agreement limits our ability to pursue an alternative acquisition proposal and requires us to pay a termination fee of $2.2 million under limited circumstances relating to alternative acquisition proposals;

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

Our operating expenses consist primarily of compensation and benefits, general and administrative, real estate owned expenses, FDIC insurance premiums, information technology, occupancy and equipment, deposit services and marketing expenses. Compensation and benefits expense consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities. Also included in noninterest expense are changes to the Company’s unfunded commitment reserve which are reflected in general and administrative expenses. This unfunded commitment reserve expense can vary significantly each quarter, based on the amount believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities, and reflects changes in the amounts that the Company has committed to fund but has not yet disbursed.

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, we carried no valuation allowance at March 31, 2017. The tax provision for the period is equal to the net change in the net deferred tax asset from the beginning to the end of the period, less amounts applicable to the change in value related to securities available-for-sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from REO, deferred loan fees and costs, and loan loss reserves.

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

Comparison of Financial Condition at March 31, 2017 and June 30, 2016

General. Total assets increased by $33.9 million, or 7.9%, to $465.4 million at March 31, 2017 from $431.5 million at June 30, 2016. The increase in assets during this period was primarily a result of a $31.5 million, or 9.1% increase in loans receivable, net, to $378.9 million at March 31, 2017 from $347.4 million at June 30, 2016. In addition, cash and cash equivalent increased $8.3 million, or 99.7% to $16.6 million at March 31, 2017 from $8.3 million at June 30, 2016 due to an increase in deposits. Partially offsetting these increases was a $2.9 million, or 12.4%, decline in securities available-for-sale comprised almost entirely of mortgage-backed securities. Total liabilities increased $32.2 million, or 8.7%, to $400.5 million at March 31, 2017 compared to $368.3 million at June 30, 2016. Total deposits increased $42.4 million, or 14.1%, to $343.3 million at March 31, 2017 compared to $300.9 million at June 30, 2016 primarily due to a $35.4 million, or 14.2% increase in interest bearing deposits to $285.5 million at March 31, 2017 from $250.1 million at June 30, 2016. The increase was primarily a result of the Bank's deposit marketing campaign as well as other deposit gathering activities. In addition, FHLB advances decreased $11.5 million, or 18.6%, to $50.5 million at March 31, 2017 from $62.0 million at June 30, 2016.

Assets. The following table details the increases and decreases in the composition of the Company's assets from June 30, 2016 to March 31, 2017:

	Balance at March 31, 2017	Balance at June 30, 2016	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$16,614	$8,320	$8,294	99.7%
Securities, available-for-sale	20,720	23,665	(2,945)	(12.4)
Securities, held-to-maturity	5,145	6,291	(1,146)	(18.2)
Loans receivable, net of allowance for loan losses	378,875	347,351	31,524	9.1
Real estate owned, net	220	373	(153)	(41.0)

Cash and cash equivalents increased by $8.3 million, or 99.7%, to $16.6 million at March 31, 2017, from $8.3 million at June 30, 2016 due to an increase in deposits.

Securities available-for-sale decreased $2.9 million, or 12.4%, to $20.7 million at March 31, 2017 from $23.7 million at June 30, 2016. Securities held-to-maturity decreased $1.1 million, or 18.2%, to $5.1 million at March 31, 2017 from $6.3 million at June 30, 2016. The decreases in these portfolios were primarily the result of contractual principal repayments.

Loans receivable, net, increased $31.5 million, or 9.1%, to $378.9 million at March 31, 2017 from $347.4 million at June 30, 2016. Construction loans increased $28.1 million, or 129.2%, to $49.9 million at March 31, 2017 from $21.8 million at June 30, 2016. The increase was due to disbursements of prior construction loan commitments as well as new construction loan originations. There was $65.9 million in undisbursed construction loan commitments at March 31, 2017. Our construction loans are primarily for the construction of one-to-four family residences and to a lesser extent, loans for the construction of multi-family and hospitality properties. Multi-family loans increased $7.4 million, or 13.7%, to $61.1 million at March 31, 2017 from $53.7 million at June 30, 2016. Land loans increased $2.5 million, or 36.4%, to $9.3 million at March 31, 2017 from $6.8 million at June 30, 2016. Commercial business loans increased $914,000, or 2.5%, to $37.8 million at March 31, 2017 from $36.8 million at June 30, 2016. One-to-four family loans decreased $1.9 million, or 3.2%, to $59.3 million at March 31, 2017 from $61.2 million at June 30, 2016. Commercial real estate loans decreased $2.2 million, or 1.5%, to $147.3 million at March 31, 2017 from $149.5 million at June 30, 2016. This decrease was partially due to the repayment of a $4.2 million commercial real estate loan secured by a hotel and the sale during the first quarter of a $4.0 million participation interest in a commercial real estate loan which is secured by a parking structure. Consumer loans decreased $2.6 million, or 11.9%, to $19.5 million at March 31, 2017 from $22.1 million at June 30, 2016.

Total delinquent loans (past due 30 days or more), decreased $513,000 to $2.8 million at March 31, 2017 from $3.3 million at June 30, 2016. Nonperforming loans, consisting solely of nonaccrual loans and primarily of one-to-four family loans, totaled $2.4 million at March 31, 2017 as compared to $2.0 million at June 30, 2016. Total classified loans consisting solely of substandard loans decreased $128,000, or 4.8%, to $2.6 million at March 31, 2017 from $2.8 million at June 30, 2016. The percentage of nonperforming loans, consisting solely of nonaccrual loans, to total loans remained unchanged at 0.6% at both March 31, 2017 and June 30, 2016.

Liabilities. Total liabilities increased $32.2 million between June 30, 2016 and March 31, 2017. Deposits increased $42.4 million, or 14.1%, to $343.3 million at March 31, 2017 from $300.9 million at June 30, 2016, primarily due to a $24.8 million, or 41.9%, increase in money market accounts primarily as a result of the Bank's deposit marketing campaign as well as other deposit gathering activities. Our core deposits, which consist of all deposits other than certificates of deposit, increased by $33.8 million, or 18.5%, to $216.3 million at March 31, 2017 from $182.5 million at June 30, 2016. We have also increased commercial lending which has increased the level of larger deposit customers. Certificates of deposit increased $8.6 million, or 7.2%, to $127.0 million at March 31, 2017 from $118.4 million at June 30, 2016. The increase in deposits was partially offset by the $11.5 million decrease in FHLB advances.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at March 31, 2017	Balance at June 30, 2016	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$57,732	$50,781	$6,951	13.7%
Interest-bearing demand deposits	29,863	27,419	2,444	8.9
Money market accounts	84,105	59,270	24,835	41.9
Savings deposits	44,558	44,986	(428)	(1.0)
Certificates of deposit	127,007	118,438	8,569	7.2
Total deposit accounts	$343,265	$300,894	$42,371	14.1%

Stockholders' Equity. Total stockholders' equity increased $1.8 million, or 2.8%, to $65.0 million at March 31, 2017 from $63.2 million at June 30, 2016 primarily due to net income of $1.7 million.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2017 and 2016

General. Net income for the three months ended March 31, 2017 was $702,000 or $0.29 per diluted share compared to net income of $101,000 or $0.04 per diluted share for the three months ended March 31, 2016. For the nine months ended March 31, 2017 net income was $1.7 million or $0.70 per diluted share compared to net income of $160,000 or $0.07 per diluted share for the same period last year.

Net Interest Income. Net interest income before the provision for loan losses increased $460,000, or 12.3%, to $4.2 million for the quarter ended March 31, 2017 compared to $3.7 million for the same period last year primarily due to the increase in average loans receivable, net. Average loans receivable, net, for the quarter ended March 31, 2017 increased $51.4 million, or 15.9%, to $374.0 million compared to $322.6 million for the quarter ended March 31, 2016. For the nine months ended March 31, 2017 net interest income before the provision for loan losses increased $1.6 million, or 15.2%, to $12.4 million from $10.7 million for the same period in 2016 primarily due to the increase in average loans receivable, net.

The Company's net interest margin remained unchanged at 4.10% for both the quarters ended March 31, 2017 and 2016. The average yield on loans receivable, net, decreased four basis points to 5.20% for the quarter ended March 31, 2017 compared to 5.24% for the same period of the prior year. The average yield on average mortgage-backed securities during the three months ended March 31, 2017 decreased to 1.98% from 2.18% for the same period in the prior year primarily due to large principal pay downs resulting in an increase in amortization of premiums. The average yield on interest-earning assets increased six basis points to 4.92% from 4.86% for the quarters ended March 31, 2017 and 2016, respectively. The average cost of total deposits increased three basis points to 1.01% for the quarter ended March 31, 2017 compared to 0.98% for the same period in the prior year. The average cost of interest-bearing liabilities increased seven basis points to 1.03% for the quarter ended March 31, 2017 compared to 0.96% for the same period in the prior year.

The following table sets forth the changes to our net interest income for the three months ended March 31, 2017 compared to the same period in 2016. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(43)	$674	$631
Mortgage-backed securities	(13)	(29)	(42)
Investment securities, FHLB stock and cash and cash equivalents	16	(3)	13
Total net change in income on interest-earning assets	$(40)	$642	$602
Interest-bearing liabilities:
Savings deposits	$—	$—	$—
Interest-bearing demand deposits	—	—	—
Money market accounts	78	12	90
Certificates of deposit	7	(16)	(9)
FHLB advances	38	23	61
Total net change in expense on interest-bearing liabilities	123	19	142
Net change in net interest income	$(163)	$623	$460

For the nine months ended March 31, 2017, the Company's net interest margin increased three basis points to 4.14% compared to 4.11% for the same period in 2016, reflecting the increase in the average balance of loans receivable, net. The average yield on loans receivable, net, decreased 22 basis points to 5.24% for the nine months ended March 31, 2017 compared to 5.46% for the same period of the prior year. The average yield on average mortgage-backed securities increased to 2.07% from 2.05% for the same period in the prior year. The average yield on interest-bearing assets increased three basis points to 4.94% for the nine months ended March 31, 2017 compared to 4.91% for the same period in the prior year. The average cost of total deposits decreased two basis points to 1.00% for the nine months ended March 31, 2017 compared to 1.02% for the same period in the prior year. The average cost of interest-bearing liabilities decreased one basis point to 1.01% for the nine months ended March 31, 2017 compared to 1.02% for the same period of the prior year as the cost of our liabilities continue to decline, due primarily to the reduction in the average balance of certificates of deposit.

The following table sets forth the changes to our net interest income for the nine months ended March 31, 2017 compared to the same period in 2016:

	Nine Months Ended March 31, 2017 Compared to Nine Months Ended March 31, 2016
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$(586)	$2,568	$1,982
Mortgage-backed securities	5	(86)	(81)
Investment securities, FHLB stock and cash and cash equivalents	54	(25)	29
Total net change in income on interest-earning assets	$(527)	$2,457	$1,930
Interest-bearing liabilities:
Savings deposits	$—	$—	$—
Interest-bearing demand deposits	—	1	1
Money market accounts	121	17	138
Certificates of deposit	(23)	(98)	(121)
FHLB advances	49	234	283
Total net change in expense on interest-bearing liabilities	147	154	301
Net change in net interest income	$(674)	$2,303	$1,629

Interest Income. Total interest income for the three months ended March 31, 2017 increased $602,000, or 13.6%, to $5.0 million from $4.4 million for the three months ended March 31, 2016. The increase during the period was primarily attributable to the increase in the average balance on loans receivable, net. Average loans receivable, net, increased $51.4 million during the quarter ended March 31, 2017 compared to the same quarter last year. The average yield on loans receivable, net, decreased four basis points to 5.20% during the three months ended March 31, 2017 compared to 5.24% for the same period in the prior year. Average mortgage-backed securities declined $5.3 million during the three months ended March 31, 2017 compared to the same period in the prior year. The average yield on mortgage-backed securities decreased 20 basis points to 1.98% for the three months ended March 31, 2017 compared to 2.18% for the same period in the prior year primarily due to large principal pay downs resulting in an increase in amortization of premiums. Average interest-earning assets increased $44.7 million, or 12.3%, to $408.6 million for the three months ended March 31, 2017 compared to $363.9 million for the same period in 2016.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016		Increase/(Decrease) in Interest and Dividend Income from 2016
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$374,053	5.20%	$322,634	5.24%	$631
Mortgage-backed securities	26,646	1.98	31,928	2.18	(42)
Investment securities	169	7.10	178	6.74	—
FHLB stock	2,266	3.18	1,774	1.13	13
Cash and cash equivalents	5,476	0.58	7,441	0.43	—
Total interest-earning assets	$408,610	4.92%	$363,955	4.86%	$602

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual, calculated net of deferred loan fees and loans in process.

For the nine months ended March 31, 2017, total interest income increased $2.0 million, or 15.0%, to $14.8 million from $12.8 million for the nine months ended March 31, 2016. The increase during the period was primarily attributable to the increase in the average balance on loans receivable, net. The average yield on loans receivable, net, decreased 22 basis points to 5.24% for the nine months ended March 31, 2017 compared to 5.46% for the same period in the prior year as higher yielding loans continue to be repaid and new loan originations are at lower rates. Average loans receivable, net, increased $62.7 million during the nine months ended March 31, 2017 compared to the same period in the prior year. Average mortgage-backed securities declined $5.6 million during the nine months ended March 31, 2017 compared to the same period in the prior year. The average yield on mortgage-backed securities increased two basis points to 2.07% for the nine months ended March 31, 2017 compared to 2.05% for the same period in the prior year. Average interest-earning assets increased $50.0 million, or 14.3%, to $398.8 million for the nine months ended March 31, 2017 compared to $348.8 million for the same period in 2016.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the nine months ended March 31, 2017 and 2016:

	Nine Months Ended March 31,
	2017		2016		Increase/(Decrease) in Interest and Dividend Income from 2016
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$362,626	5.24%	$299,886	5.46%	$1,982
Mortgage-backed securities	28,256	2.07	33,854	2.05	(81)
Investment securities	171	6.24	365	5.11	(6)
FHLB stock	2,536	3.05	1,178	1.13	48
Cash and cash equivalents	5,186	0.39	13,565	0.28	(13)
Total interest-earning assets	$398,775	4.94%	$348,848	4.91%	$1,930

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual, calculated net of deferred loan fees and loans in process.

Interest Expense. Interest expense increased $142,000, or 20.5% to $835,000 for the three months ended March 31, 2017 as compared to $693,000 for the three months ended March 31, 2016. The increase during the period was primarily attributable to the increases in both the average balance and average cost of money market accounts and the increase in the average balance of FHLB advances. The average balance of money market accounts increased $27.3 million or 44.4% and the average cost increased by 35 basis points to 0.53% as compared to the same quarter last year primarily due to our marketing campaign. The average balance of FHLB advances increased $11.7 million, or 35.4%, to $44.7 million during the quarter ended March 31, 2017 compared to $33.0 million for the same quarter last year as these funds were primarily used to fund our loan growth over the last year. The average cost of FHLB advances increased 34 basis points to 1.14% for the three months ended March 31, 2017 compared to 0.80% for the same period of the prior year reflecting recent increases in the federal funds rate. The average balance of certificates of deposit declined $3.2 million, or 2.7%, to $117.7 million for the quarter ended March 31, 2017 compared to $120.9 million for the same period of the prior year. Average interest-bearing liabilities increased $35.5 million, or 12.3%, to $323.7 million for the three months ended March 31, 2017 compared to $288.2 million for the same period in 2016.

The following table details average balances, cost of funds and the change in interest expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016		Increase/(Decrease) in Interest Expense from 2016
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$44,632	0.15%	$45,521	0.15%	$—
Interest-bearing demand deposits	27,964	0.04	27,247	0.04	—
Money market deposits	88,760	0.53	61,473	0.18	90
Certificates of deposit	117,691	1.94	120,932	1.92	(9)
FHLB advances	44,663	1.14	32,995	0.80	61
Total interest-bearing liabilities	$323,710	1.03%	$288,168	0.96%	$142

For the nine months ended March 31, 2017 interest expense increased $301,000, or 14.4%, to $2.4 million from $2.1 million for the nine months ended March 31, 2016. The increase during the period was primarily attributable to the increase in the average cost of money market deposits and the increase in the average balance of FHLB advances. The average cost of money market deposits increased 22 basis points to 0.39% for the nine months ended March 31, 2017 compared to 0.17% for the same period of the prior year. The average balance of money market deposits increased $13.0 million, or 20.9%, to $75.6 million for the nine months ended March 31, 2017 compared to the same period last year. The increase in money market accounts was the result of the Bank's deposit marketing campaign as well as other deposit gathering activities. Average FHLB advances increased $33.2 million during the nine months ended March 31, 2017 compared to the same period last year as these funds were primarily used to fund our loan growth over the last year. The average cost of FHLB advances increased 13 basis points to 1.07% for the nine months ended March 31, 2017 compared to 0.94% for the same period of the prior year reflecting both recent increases in the federal funds rate and the repayment of higher cost term FHLB advances. Average interest-bearing liabilities increased $42.0 million, or 15.3%, to $316.4 million for the nine months ended March 31, 2017 compared to $274.4 million for the same period in 2016.

The following table details average balances, cost of funds and the change in interest expense for the nine months ended March 31, 2017 and 2016:

	Nine Months Ended March 31,
	2017		2016		Increase/(Decrease) in Interest Expense from 2016
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$44,246	0.15%	$43,800	0.15%	$—
Interest-bearing demand deposits	28,186	0.04	26,297	0.04	1
Money market deposits	75,574	0.39	62,529	0.17	138
Certificates of deposit	117,026	1.95	123,617	1.97	(121)
FHLB advances	51,416	1.07	18,171	0.94	283
Total interest-bearing liabilities	$316,448	1.01%	$274,414	1.02%	$301

Provision for Loan Losses. In connection with its analysis of the loan portfolio, management determined that a $135,000 provision for loan losses was required for the three months ended March 31, 2017 compared to a $75,000 provision for the three months ended March 31, 2016, primarily reflecting our recent loan growth. The provision for loan losses for the nine months ended March 31, 2017 was $285,000 compared to $165,000 for the same period last year.

Nonperforming loans decreased to $2.4 million at March 31, 2017, a decrease of $240,000 from $2.6 million at March 31, 2016. The ratio of nonperforming loans to total loans was 0.6% at March 31, 2017 compared to 0.8% at March 31, 2016. Total classified loans decreased $548,000, or 17.2%, to $2.6 million at March 31, 2017 from $3.2 million at March 31, 2016. The allowance for loan losses of $4.0 million at March 31, 2017 represented 1.0% of loans receivable and 167.4% of nonperforming loans. This compares to an allowance for loan losses of $3.8 million at June 30, 2016, representing 1.1% of loans receivable and 191.6% of nonperforming loans.

Management considers the allowance for loan losses at March 31, 2017 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by our regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses at and for the three months ended March 31, 2017 and 2016:

	At or For the Three Months Ended March 31,

	2017	2016
	(Dollars in thousands)
Provision for loan losses	$135	$75
Net charge-offs (recoveries)	37	(20)
Allowance for loan losses	3,959	3,974
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.0%	1.2%
Nonaccrual and 90 days or more past due and still accruing interest	$2,365	$2,605
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	167.4%	152.6%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.6%	0.8%
Total loans	$384,227	$331,885

The following table details activity and information related to the allowance for loan losses at and for the nine months ended March 31, 2017 and 2016:

	At or For the Nine Months Ended March 31,

	2017	2016
	(Dollars in thousands)
Provision for loan losses	$285	$165
Net charge-offs (recoveries)	105	(88)
Allowance for loan losses	3,959	3,974
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.0%	1.2%
Nonaccrual and 90 days or more past due and still accruing interest	$2,365	$2,605
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	167.4%	152.6%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.6%	0.8%
Total loans	$384,227	$331,885

We continue to restructure our delinquent loans, when appropriate, so our borrowers can continue to make payments while minimizing the Company's potential loss. As of March 31, 2017 and March 31, 2016, we have identified 29 and 38 loans, respectively, with aggregate net principal balances of $5.0 million and $9.0 million, respectively, as TDRs. At March 31, 2017 and March 31, 2016, there were $477,000 and $980,000, respectively, of TDRs included in nonperforming loans. At March 31, 2017 the Company had REO with a book value of $220,000 compared to $373,000 at June 30, 2016.

Noninterest Income. Noninterest income increased $75,000, or 7.9%, to $1.0 million for the quarter ended March 31, 2017 compared to $948,000 for the same quarter a year ago. The following table provides a detailed analysis of the changes in the components of noninterest income for the three months ended March 31, 2017 compared to the same period in 2016:

	Three Months Ended March 31,		Increase (decrease)

	2017	2016	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$314	$315	$(1)	(0.3)%
Other deposit fees	185	172	13	7.6
Other loan fees	175	189	(14)	(7.4)
Gain (loss) on sale of loans	25	(1)	26	(2,600.0)
Bank owned life insurance investment	125	124	1	0.8
Other income	199	149	50	33.6
Total noninterest income	$1,023	$948	$75	7.9%

The increase in noninterest income was primarily attributable to the $50,000, or 33.6% increase in other income in the quarter ended March 31, 2017 to $199,000 compared to $149,000 for the same quarter a year ago primarily due to an increase in prepayment penalties on multi-family loans. In addition, gain on sale of loans increased $26,000 to $25,000 from a loss of $1,000 for the same period in the previous year. These increases were partially offset by a decrease of $14,000, or 7.4%, to $175,000 for other loan fees.

The following table provides a detailed analysis of the changes in the components of noninterest income for the nine months ended March 31, 2017 compared to the same period in 2016:

	Nine Months Ended March 31,		Increase (decrease)

	2017	2016	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$1,010	$1,018	$(8)	(0.8)%
Other deposit fees	558	530	28	5.3
Other loan fees	618	517	101	19.5
Gain on sale of loans	125	127	(2)	1.6
Bank owned life insurance investment	387	413	(26)	(6.3)
Other income	469	550	(81)	(14.7)
Total noninterest income	$3,167	$3,155	$12	0.4%

Noninterest income remained virtually unchanged at $3.2 million for both nine months ended March 31, 2017 and 2016. Other loan fees increased $101,000, or 19.5% to $618,000 reflecting our increased loan production during the period. This decrease was partially offset by an $81,000 or 14.7% decrease in other income to $469,000 for the nine months ended March 31, 2017 compared to $550,000 for the same period last year, primarily due to a decrease in prepayment penalties on multi-family loans.

Noninterest Expense. For the three months ended March 31, 2017, noninterest expense decreased $404,000, or 9.0%, to $4.1 million from $4.5 million for the three months ended March 31, 2016. The following table provides an analysis of the changes in the components of noninterest expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Increase (decrease)

	2017	2016	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$2,191	$2,483	$(292)	(11.8)%
General and administrative expenses	654	735	(81)	(11.0)
Real estate holding costs	(1)	29	(30)	(103.4)
FDIC insurance premiums	14	66	(52)	(78.8)
Information technology	509	435	74	17.0
Occupancy and equipment	485	455	30	6.6
Deposit services	111	99	12	12.1
Marketing	130	234	(104)	(44.4)
Loss on sale of property, premises and equipment	—	2	(2)	—
Gain on sale of real estate owned	(20)	(61)	41	(67.2)
Total noninterest expense	$4,073	$4,477	$(404)	(9.0)%

The decrease in noninterest expense was primarily due to a $292,000, or 11.8%, decrease in compensation and benefits primarily due to a $365,000 decrease in stock-based compensation expense related to the Anchor Bancorp 2015 Equity Plan. Marketing expense decreased $104,000, or 44.4% to $130,000 during the three months ended March 31, 2017 compared to $234,000 for the three months ended March 31, 2016. These decreases were partially offset by an increase of $74,000, or 17.0%, for information technology expense to $509,000 for the quarter ended March 31, 2017 from $435,000 for the quarter ended March 31, 2016 primarily due to increased core processing costs. Also included in noninterest expense are changes to the Company’s unfunded commitment reserve of $75,000 which are reflected in general and administrative expenses.

The following table provides an analysis of the changes in the components of noninterest expense for the nine months ended March 31, 2017 and 2016:

	Nine Months Ended March 31,		Increase (decrease)

	2017	2016	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$6,797	$7,318	$(521)	(7.1)%
General and administrative expenses	2,223	2,463	(240)	(9.7)
Real estate holding costs	37	94	(57)	(60.6)
FDIC insurance premiums	106	198	(92)	(46.5)
Information technology	1,534	1,292	242	18.7
Occupancy and equipment	1,433	1,394	39	2.8
Deposit services	350	334	16	4.8
Marketing	397	490	(93)	(19.0)
Loss on sale of property, premises and equipment	—	6	(6)	(100.0)
Gain on sale of real estate owned	(59)	(57)	(2)	3.5
Total noninterest expense	$12,818	$13,532	$(714)	(5.3)%

Noninterest expense decreased $714,000, or 5.3%, to $12.8 million in the nine months ended March 31, 2017 compared to $13.5 million for the nine months ended March 31, 2016. The decrease was primarily due to a $521,000 decrease in compensation and benefits primarily due to a $794,000 decrease in stock-based compensation expense related to the Anchor

Bancorp 2015 Equity Plan during the nine months ended March 31, 2016. General and administrative expenses decreased $240,000 to $2.2 million for the nine months ended March 31, 2017 compared to $2.5 million for the nine months ended March 31, 2016 primarily due to no proxy contest expenses during the current nine month period and a $77,000 reduction of credit card expense due to the successful migration to a new system in 2016. The unfunded commitment reserve expense was $150,000 for the nine months ended March 31, 2017 as compared to none for the same period last year. These decreases were partially offset by an increase of $242,000, or 18.7%, for information technology expense to $1.5 million for the nine months ended March 31, 2017 from $1.3 million for the same period last year primarily due to increased core processing costs.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments. At March 31, 2017, the total approved loan origination commitments outstanding were $8.6 million and undisbursed construction loan commitments totaled $65.9 million. At the same date, unused lines of credit were $91.1 million.

For purposes of determining our liquidity position, we use the liquidity ratio, a regulatory measure of liquidity calculated as the total of net cash, short-term, and marketable assets divided by net deposits and short-term liabilities. Our Board of Directors has established a liquidity ratio target of 10%. For the three months ended March 31, 2017, our average liquidity ratio was 8.3%, which indicates we are below the liquidity standard set by our Board. Management believes the Bank's current liquidity position is adequate to meet foreseeable short and long term liquidity requirements.

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

Certificates of deposit scheduled to mature in one year or less at March 31, 2017 totaled $42.5 million. We had no brokered deposits at March 31, 2017. Management's policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with us. In addition, we had the ability to borrow an additional $97.6 million from the FHLB of Des Moines. We also have a line of credit with the Federal Reserve Bank of San Francisco for $1.0 million which is collateralized with securities and a line of credit for $5.0 million with Pacific Coast Bankers' Bank.

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

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. The Company's primary sources of income are dividends from the Bank, ESOP loan payments and ESOP loan interest income. During the nine month period ended March 31, 2017, the Bank paid a $802,000 dividend to the Company. The payment is being used for the Company's general corporate purposes, including supporting the Company's ongoing operations and stock repurchases. At March 31, 2017, the Company (on an unconsolidated basis) had liquid assets of $2.8 million.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of March 31, 2017:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$8,614	$8,614
Undisbursed portion of construction loans	65,894	65,894
Total loan commitments	$74,508	$74,508

Lines of credit
Fixed rate (3)	$24,192	$939
Adjustable rate	66,914	10,777
Undisbursed balance of lines of credit	$91,106	$11,716

(1)	Interest rates on fixed rate loans are 4.25% to 5.00%.

(2)	At March 31, 2017 there was $150 in reserves for unfunded commitments.

(3)	Includes standby letters of credit.

Operating lease commitment - The Bank leases space for branches and operations located in Shelton, Puyallup, and Seattle Washington. These leases run for periods ranging from three to five years. All leases require the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitments for the next five years are as follows:

Year Ended June 30,
Amount
(In thousands)
2017	$36
2018	$144
2019	$90
2020	$36

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of March 31, 2017, the Bank exceeded all regulatory capital requirements with, Tier 1 Leverage-Based Capital, Common Equity Tier 1 Capital (CET1), Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios of 13.1%, 13.7%, 13.7%, and 14.6%, respectively. As of June 30, 2016 these ratios were 13.5%, 14.7%, 14.7%, and 15.7%, respectively. At March 31, 2017, the Bank met the requirements to be deemed "well-capitalized" under applicable regulatory guidelines.

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

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, CET1, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 14.1%, 14.7%, 14.7%, and 15.6%, respectively, as of March 31, 2017. As of June 30, 2016, these ratios were 14.4%, 15.7%, 15.7% and 16.6%, respectively.

The Bank's actual capital amounts and ratios at March 31, 2017 are presented in the following table:

Anchor Bank					Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
			Minimum Capital Requirement
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2017
Total capital (to risk-weighted assets)	$61,926	14.6%	$33,919	8.0%	$42,399	10.0%
Tier I capital (to risk-weighted assets)	$57,967	13.7%	$25,440	6.0%	$33,919	8.0%
Common equity tier 1 capital (to risk-weighted assets)	$57,967	13.7%	$19,080	4.5%	$27,560	6.5%
Tier I leverage capital (to average assets)	$57,967	13.1%	$17,708	4.0%	$22,134	5.0%

The actual regulatory capital amounts and ratios calculated for Anchor Bancorp as of March 31, 2017, were as follows:

Anchor Bancorp	Actual
	Amount	Ratio
	(Dollars in thousands)
March 31, 2017
Total capital (to risk-weighted assets)	$66,265	15.6%
Tier I capital (to risk-weighted assets)	$62,306	14.7%
Common equity tier 1 capital (to risk-weighted assets)	$62,306	14.7%
Tier I leverage capital (to average assets)	$62,306	14.1%

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

We generally have found that a number of our deposit accounts are less rate sensitive than others. Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at March 31, 2017 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets
Basis Point Change in Rates						Market Value of Assets (4)
	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)
	(Dollars in thousands)
300	$68,081	$2,080	3.15%	15.86%	1.19%	$429,309
200	68,150	2,149	3.26	15.61	0.94	436,566
100	67,502	1,501	2.27	15.22	0.55	443,438
Base	66,001	—	—	14.67	—	449,811
(100)	64,305	(1,696)	(2.57)	14.09	(0.58)	456,399
___________

(1)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(2)	Calculated as the net portfolio value divided by the market value of assets (“net portfolio value ratio”).
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

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at March 31, 2017, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
	(Dollars in thousands)
300	$21,417	$3,236	17.8%
200	20,392	2,211	12.2
100	19,303	1,122	6.2
Base	18,181	—	—
(100)	17,025	(1,156)	(6.4)

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) There were no repurchases of the Company's outstanding shares during the quarter ended March 31, 2017 and at March 31, 2017, no shares were authorized to be purchased under a publicly announced plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of April 11, 2017, by and between Washington Federal, Inc. and Anchor Bancorp (1)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Amended and Restated Bylaws of the Registrant (3)
10.1	Form of Anchor Bank Employee Severance Compensation Plan (2)
10.2	Anchor Mutual Savings Bank Phantom Stock Plan (2)
10.3	Form of 401(k) Retirement Plan (2)
10.4	Form of Employment Agreement between Anchor Bank and Jerald L. Shaw and Terri L. Degner (4)
10.5	Form of Severance Agreement and Release (5)
10.6	Agreement in Connection with Anchor Annual Meeting between Anchor Bancorp and Joel S. Lawson IV dated October 21, 2015 (6)
10.7	Standstill Agreement and Non-Disclosure Agreement by and among Anchor Bancorp, Joel S. Lawson IV and Varonica S. Ragan dated December 8, 2015 (7)
10.8	Anchor Bancorp, Inc. 2015 Equity Incentive Plan ("Equity Incentive Plan") (8)
10.9	Form of Incentive Stock Option Award Agreement under the Equity Incentive Plan (8)
10.10	Form of Non-Qualified Stock Option Award Agreement under the Equity Incentive Plan (8)
10.11	Form of Restricted Stock Award Agreement under the Equity Incentive Plan (8)
10.12	Form of Restricted Stock Unit Award Agreement under the Equity Incentive Plan (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K filed April 13, 2017.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-154734)

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2015.

(4)	Filed as an exhibit to the Company's Current Report on Form 8-K filed May 22, 2014.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed January 22, 2015.

(6)	Filed as an exhibit to the Company's Current Report on Form 8-K filed October 23, 2015.

(7)	Filed as an exhibit to the Company's Current Report on Form 8-K dated December 10, 2015.

(8)	Filed as an exhibit to the Company's Registration Statement on Form S-8 dated December 8, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP

Date: May 8, 2017	/s/Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2017	/s/Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements