Form 10-K
period 2017-06-30
Anchor Bancorp
filed 2017-09-15
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017  or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [_]	Accelerated filer [_]	Emerging growth company [_]
Non-accelerated filer [_]	Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES          NO    X

As of September 15, 2017, there were issued and outstanding 2,494,940 shares of the registrant’s common stock, which are traded on the NASDAQ Global Market under the symbol “ANCB.”  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of December 31, 2016, was $68.1 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

None

ANCHOR BANCORP
2017 ANNUAL REPORT ON FORM 10-K

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

(ii)

Forward-Looking Statements
This Form 10-K, including information included or incorporated by reference, future filings by the Company on Form 10-Q, and Form 8-K, and future oral and written statements by Anchor Bancorp and its management may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to:

•
the occurrence of any event, change or other circumstance that could give rise to a termination of the merger agreement entered into with Washington Federal, Inc.,(“Washington Federal”) which provides for a proposed merger of the Company with and into Washington Federal (the "merger");

•	operating costs, customer and employee losses and business disruption related to the merger may be greater than expected;

•	we will be subject to business uncertainties and contractual restrictions while the merger is pending;

•	management time and effort will be diverted to completion of the proposed merger and merger-related matters;

•	termination of the merger agreement could negatively impact us;

•	the merger agreement requires us to pay a termination fee of $2.2 million under limited circumstances relating to alternative acquisition proposals;

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

(iii)

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to manage loan delinquency rates;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•
legislative or regulatory changes that adversely affect our business including the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), and changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III;

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

(v)

PART I
Item 1.  Business
General
Anchor Bancorp, a Washington corporation, was formed for the purpose of becoming the bank holding company for Anchor Bank in connection with the Bank’s conversion from mutual to stock form, which was completed on January 25, 2011.  In connection with the mutual to stock conversion, the Bank changed its name from “Anchor Mutual Savings Bank” to “Anchor Bank.”  At June 30, 2017, we had total assets of $462.5 million, total deposits of $345.2 million and total stockholders' equity of $65.9 million.  Anchor Bancorp’s business activities generally are limited to passive investment activities and oversight of its investment in Anchor Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to Anchor Bank.
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
Anchor Bank is a community-based savings bank primarily serving Western Washington through our 10 full-service banking offices (including one Wal-Mart in-store location) located within Grays Harbor, Thurston, Lewis, Pierce and Mason counties, and one loan production office located in King County, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers, however, at June 30, 2017, 91.8% of our loans were collateralized by real estate and 65.7% of our loans were collateralized by commercial and multi-family real estate. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences, as well as consumer loans, with an emphasis on home equity loans and lines of credit. Since 1990, we have been actively offering commercial real estate loans and multi-family loans primarily in Western Washington.
On April 11, 2017, Washington Federal entered into the merger agreement with the Company. The merger agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Washington Federal with Washington Federal as the surviving corporation in the merger. Immediately after the effective time of the merger, Washington Federal intends to merge Anchor Bank with and into Washington Federal, National Association (the "bank merger"), a wholly-owned subsidiary of Washington Federal with Washington Federal, National Association as the surviving institution in the bank merger. See “-Pending Merger” below for a description of the terms and conditions of the proposed transaction and “Item 1.A. Risk Factors - Risks Relating to the Pending Merger” for a description of the risks relating to the proposed transaction.
The executive office of the Company is located at 601 Woodland Square Loop SE, Lacey, Washington 98503, and its telephone number is (360) 491-2250.
Market Area
Anchor Bank is a community-based financial institution primarily serving Western Washington including Grays Harbor, Thurston, Lewis, Pierce, and Mason counties. Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2017, the median home price in our five-county market area was $232,420 a 8.3% increase compared to the quarter ended June 30, 2016. Existing home sales in our five-county primary market area for the quarter ended June 30, 2017 totaled $24.5 million, which reflected a 16.1% increase compared to the quarter ended June 30, 2016.  According to the Department of Labor, the unemployment rate in our five-county primary market area averaged 5.8% during June 2017 compared to 7.4% during June 2016. These unemployment rates are higher than the national unemployment rates of 4.4% and 4.7%, as of June 2017 and June 2016, respectively.  A continuation of the overall economic weakness in the counties in our market area could negatively impact our lending opportunities and profitability.
Grays Harbor County has a population of 71,628 and a median household income of $43,538 according to the latest 2016 information available from the U.S. Census Bureau. The economic base in Grays Harbor has been historically dependent on the timber and fishing industries. Other industries that support the economic base are tourism, manufacturing, agriculture, shipping, transportation and technology.  Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2017, the median home price in Grays Harbor County was $164,700 compared to $154,800 for the quarter ended June 30, 2016 and represents an increase of 6.4%. In addition, existing home sales in Grays Harbor County for the quarter ended June 30, 2017 increased by 15.5% from the total for the quarter ended June 30, 2016.  According to the U.S. Department of Labor, the

unemployment rate in Grays Harbor County decreased to 6.4% at June 30, 2017 from 8.6% at June 30, 2016.  We have five branches (including our home office) located throughout this county.
Thurston County has a population of 275,222 and a median household income of $61,677 according to the latest 2016 information available from the U.S. Census Bureau.  Thurston County is home of Washington State’s capital (Olympia) and its economic base is largely driven by state government related employment. Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2017, the median home price in Thurston County was $289,800 compared to $268,000 for the quarter ended June 30, 2016, and represents an 8.1% increase.  In addition, existing home sales in Thurston County for the quarter ended June 30, 2017 increased by 21.4% from the quarter ended June 30, 2016. According to the U.S. Department of Labor, the unemployment rate for the Thurston County area decreased to 4.7% at June 30, 2017 from 6.1% at June 30, 2016.  We currently have two branches in Thurston County.  Thurston County has a stable economic base primarily attributable to the state government presence.
Lewis County has a population of 77,066 and a median household income of $44,100 according to the latest 2016 information available from the U.S. Census Bureau. The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services. Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2017, the median home price in Lewis County was $190,400 compared to $179,200 for the quarter ended June 30, 2016, and represents a 6.2% increase.  In addition, existing home sales in Lewis County for the quarter ended June 30, 2017 increased by 17.1% from the quarter ended June 30, 2016.  According to the U.S. Department of Labor, the unemployment rate in Lewis County decreased to 6.1% at June 30, 2017 from 7.8% at June 30, 2016. We have one branch located in Lewis County.
Pierce County is the second most populous county in the state and has a population of 861,312 and a median household income of $59,953 according to the latest 2016 information available from the U.S. Census Bureau. The economy in Pierce County is diversified with the presence of military related government employment (Lewis/McChord JBLM Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing).  Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2017, the median home price in Pierce County was $313,200 compared to $279,400 for the quarter ended June 30, 2016, and represents a 12.1% increase.  In addition, existing home sales in Pierce County for the quarter ended June 30, 2017 increased by 14.2% from the quarter ended June 30, 2016. According to the U.S. Department of Labor, the unemployment rate for the Pierce County area decreased to 5.1% at June 30, 2017 from 6.5% at June 30, 2016. We have one branch located in Pierce County.
Mason County has a population of 62,198 and a median household income of $50,406 according to the latest information available from the U.S. Department of Labor.  The economic base in Mason County is supported by wood products.  Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2017, the median home price in Mason County was $204,000 compared to $191,300 for the quarter ended June 30, 2016, and represents a 6.6% increase.  In addition, existing home sales in Mason County for the quarter ended June 30, 2017 increased by 17.9% from the quarter ended June 30, 2016. According to the U.S. Department of Labor, the unemployment rate in Mason County decreased to 6.1% at June 30, 2017 from 7.9% at June 30, 2016.  We have one branch located in Mason County.
For a discussion regarding the competition in our primary market area, see “– Competition.”
Lending Activities
General. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences, as well as consumer loans, with an emphasis on home equity loans and lines of credit. Since 1990, we have been actively offering commercial real estate loans and multi-family loans primarily in Western Washington and beginning in 2014 increased our focus on construction lending.  A substantial portion of our loan portfolio is secured by real estate, either as primary or secondary collateral, located in our primary market area. As of June 30, 2017, the net loan portfolio totaled $377.9 million and represented 81.7% of our total assets. As of June 30, 2017, 15.6% of our total loan portfolio was comprised of one-to-four family loans, 3.6% of home equity loans and lines of credit, 40.6% of commercial real estate loans, 15.8% of multi-family real estate loans, 8.2% of commercial business loans, 14.9% of construction and land loans, 1.1% of unsecured consumer loans and 0.2% of automobile loans.
As a state chartered savings bank chartered under Washington law, we are subject to 20% of total risk based capital plus reserves as our statutory lending limit to one borrower or $12.8 million at June 30, 2017.  At June 30, 2017, there were no borrowing relationships that were over the legal amount. Our ten largest credit relationships at June 30, 2017 were as follows:

•	Our largest single borrower relationship is one loan for $11.0 million secured by a hotel located in Pierce County, Washington;

•	The second largest borrower relationship totaled $10.9 million and consisted of four loans secured by congregate care facilities located in Lewis, Pierce and Grays Harbor counties;

•	The third largest borrower relationship totaled $9.8 million and consists of one unsecured credit line and three loans secured by hospitality properties located in King and Pierce counties;

•
The fourth largest borrower relationship is one loan for $9.2 million which is a purchased minority interest in a loan secured by an entertainment, hospitality and dining complex located in Lewis County;

•
The fifth largest borrower relationship is one loan for $9.0 million which is a purchased minority interest in line of credit to provide warehouse lending to a financial services company which is collateralized by an assignment of finance notes receivable on residential housing secured by properties located in Washington, Oregon and Utah;

•	The sixth largest borrower relationship is one loan for $8.1 million secured by an apartment building located in King County;

•	The seventh largest borrower relationship totaled $7.5 million excluding $1.1 million of available credit and consisted of two loans secured by an airport parking lot located in King County;

•	The eighth largest borrower relationship totaled $7.0 million and consisted of two loans secured by 41 single family residential rental homes located in Thurston County;

•
The ninth largest borrower relationship totaled $6.9 million and consisted of four loans secured by one multi-family and six single family residential units, and a fifth loan secured by an additional multi-family residential structure under construction located in Pierce and Thurston counties; and

•	The tenth largest borrower relationship totaled $6.5 million and consisted of two loans secured by non-owner occupied commercial real estate properties located in Pierce and Thurston counties.
All of the properties securing these loans are located in our primary market area in Grays Harbor, Thurston, Lewis, Pierce and Mason counties or our secondary market area in other parts of Washington State.  These loans were all performing according to their repayment terms as of June 30, 2017.
Loan Portfolio Analysis. The following table sets forth the composition of Anchor Bank’s loan portfolio by type of loan at the dates indicated:

	At June 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
One-to-four family	$59,735	15.6%	$61,230	17.4%	$57,944	20.1%	$63,009	21.9%	$73,901	26.1%
Multi-family	60,500	15.8	53,742	15.3	43,249	15.0	47,507	16.5	38,425	13.6
Commercial	155,525	40.6	149,527	42.5	128,306	44.5	107,828	37.6	106,859	37.7
Construction	49,151	12.8	21,793	6.2	11,731	4.1	19,690	6.9	5,641	2.0
Land loans	8,054	2.1	6,839	1.9	4,069	1.4	4,126	1.4	5,330	1.9
Total real estate	$332,965	86.9%	$293,131	83.3%	$245,299	85.1%	$242,160	84.3%	$230,156	81.2%
Consumer:
Home equity	13,991	3.6	16,599	4.7	17,604	6.1	20,894	7.3	25,835	9.1
Credit cards	2,596	0.7	2,969	0.8	3,289	1.1	3,548	1.2	4,741	1.7
Automobile	627	0.2	597	0.2	686	0.2	1,073	0.4	1,850	0.7
Other	1,524	0.4	1,933	0.5	2,347	0.8	2,838	1.0	2,723	1.0
Total consumer	18,738	4.9	22,098	6.2	23,926	8.3	28,353	9.9	35,149	12.4
Commercial business	31,603	8.2	36,848	10.5	18,987	6.6	16,737	5.8	18,211	6.4
Total loans	383,306	100.0%	352,077	100.0%	288,212	100.0%	287,250	100.0%	283,516	100.0%
Less:
Deferred loan fees and loan premiums, net	1,292		947		1,047		1,100		915
Allowance for loan losses	4,106		3,779		3,721		4,624		5,147
Loans receivable, net	$377,908		$347,351		$283,444		$281,526		$277,454

The following table shows the composition of Anchor Bank’s loan portfolio by fixed- and adjustable-rate loans at the dates indicated:

	At June 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS	(Dollars in thousands)
Real estate:
One-to-four family	$35,566	9.3%	$38,107	10.8%	$46,686	16.2%	$50,778	17.7%	$58,639	20.7%
Multi-family	29,610	7.7	22,666	6.4	23,716	8.2	32,813	11.4	29,603	10.4
Commercial	19,050	5.0	14,555	4.1	25,048	8.7	34,776	12.1	42,128	14.9
Land loans	4,765	1.2	3,731	1.1	2,667	0.9	3,137	1.1	4,316	1.5
Total real estate	88,991	23.2	79,059	22.4	98,117	34.0	121,504	42.3	134,686	47.5
Real estate construction:
One-to-four family	6,604	1.7	2,498	0.7	—	—	312	0.1	—	—
Multi-family	2,309	0.6	—	—	—	—	—	—	2,254	0.8
Commercial	7,759	2.0	1,738	0.5	—	—	6,523	2.3	88	—
Total real estate construction	16,672	4.3	4,236	1.2	—	—	6,835	2.4	2,342	0.8
Consumer:
Home equity	7,301	1.9	8,431	2.4	9,888	3.4	12,042	4.2	15,848	5.6
Automobile	627	0.2	597	0.2	686	0.2	1,073	0.4	1,850	0.7
Other	1,522	0.4	1,931	0.5	2,345	0.8	2,838	1.0	2,723	1.0
Total consumer	9,450	2.5	10,959	3.1	12,919	4.5	15,953	5.6	20,421	7.2
Commercial business	11,221	2.9	13,145	3.7	12,404	4.3	11,717	4.1	11,050	3.9
Total fixed-rate loans	$126,334	33.0	$107,399	30.5	$123,440	42.8	$156,009	54.4	$168,499	59.4
ADJUSTABLE-RATE LOANS
Real estate:
One-to-four family	$24,169	6.3	$23,123	6.6	$11,258	3.9	$12,231	4.3	$15,262	5.4
Multi-family	30,890	8.1	31,076	8.8	19,533	6.8	14,694	5.1	8,822	3.1
Commercial	136,475	35.6	134,972	38.3	103,258	35.8	73,052	25.4	64,731	22.8
Land loans	3,289	0.9	3,108	0.9	1,402	0.5	989	0.3	1,014	0.4
Total real estate	194,823	50.8	192,279	54.6	135,451	47.0	100,966	35.1	89,829	31.7
Real estate construction:
One-to-four family	10,119	2.6	9,475	2.7	2,119	0.7	2,697	0.9	858	0.3
Multi-family	19,423	5.1	1,083	0.3	9,353	3.2	3,432	1.2	1,270	0.4
Commercial	2,937	0.8	6,999	2.0	259	0.1	6,726	2.3	1,171	0.4
Total real estate construction	32,479	8.5	17,557	5.0	11,731	4.1	12,855	4.4	3,299	1.2

(table continued on following page)

	At June 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Consumer:
Home equity	6,690	1.7	8,168	2.3	7,716	2.7	8,852	3.1	9,987	3.5
Automobile	—	—	—	—	—	—	—	—	—	—
Credit cards	2,596	0.7	2,969	0.8	3,289	1.1	3,548	1.2	4,741	1.7
Other	2	—	2	—	2	—	—	—	—	—
Total consumer	9,288	2.4	11,139	3.2	11,007	3.8	12,400	4.3	14,728	5.2
Commercial business	20,382	5.3	23,703	6.7	6,583	2.3	5,020	1.8	7,161	2.5
Total adjustable rate loans	256,972	67.0	244,678	69.5	164,772	57.2	131,241	45.6	115,017	40.6
Total loans	383,306	100.0%	352,077	100.0%	288,212	100.0%	287,250	100.0%	283,516	100.0%
Less:
Deferred loan fees and loan premiums, net	1,292		947		1,047		1,100		915
Allowance for loan losses	4,106		3,779		3,721		4,624		5,147
Loans receivable, net	$377,908		$347,351		$283,444		$281,526		$277,454
Commercial and Multi-Family Real Estate Lending.   As of June 30, 2017, $216.0 million, or 56.4% of our total loan portfolio was secured by commercial and multi-family real estate property located in our market area.  Of this amount, $43.9 million was identified as owner occupied commercial real estate, and the remaining $172.1 million, or 44.9% of our total loan portfolio was secured by income producing, or non-owner occupied commercial real estate. Our commercial real estate loans include loans secured by properties classified as office, hospitality, mini storage, mobile home park, congregate care, retail, education/worship, airport parking lot and other non-residential.  As of June 30, 2017, commercial real estate loans totaled $155.5 million, or 40.6% of our portfolio. Multi-family real estate totaled $60.5 million, or 15.8% of our portfolio at June 30, 2017.
Commercial real estate and multi-family loans generally are priced at a higher rate of interest than one-to-four family loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one-to-four family loans. Often payments on loans secured by commercial or multi-family properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.
The average loan size in our commercial and multi-family real estate portfolio was $920,000 as of June 30, 2017.  We target individual commercial and multi-family real estate loans to small and mid-size owner occupants and investors in our market area, between $1.0 million and $6.0 million. At June 30, 2017, the largest commercial real estate loan in our portfolio was a loan of $11.0 million secured by a hotel located in DuPont, Washington. Our largest multi-family loan as of June 30, 2017, was an $8.1 million loan is secured by a 65 unit apartment complex located in Seattle, Washington.
We offer both fixed and adjustable rates on commercial and multi-family real estate loans. Loans originated on a fixed rate basis generally are originated at terms up to ten years, with amortization terms up to 30 years. A substantial amount of our commercial and multi-family real estate loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. As of June 30, 2017, we had $29.6 million and $30.9 million in fixed and adjustable rate multi-family loans, respectively, and $19.0 million and $136.5 million in fixed and adjustable rate commercial real estate loans, respectively.
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
The following is an analysis of the types of collateral securing our commercial real estate and multi-family loans at June 30, 2017:

Collateral	Amount	Percent of Total
	(Dollars in thousands)
Multi-family	$60,500	28.0%
Office	17,632	8.2
Hospitality	31,689	14.7
Mini storage	26,194	12.1
Mobile home park	6,176	2.9
Congregate care	13,739	6.4
Retail	26,697	12.3
Education/Worship	9,968	4.6
Airport parking lot	4,529	2.1
Other non-residential	18,901	8.7
Total	$216,025	100.0%
If we foreclose on a multi-family or commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family mortgage loans because there are fewer potential purchasers of the collateral. Additionally, as a result of our increasing emphasis on this type of lending, a portion of our multi-family and commercial real estate loan portfolio is relatively unseasoned and has not been subjected to unfavorable economic conditions. As a result, we may not have enough payment history with which to judge future collectability or to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, our multi-family and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. At June 30, 2017, there was one commercial real estate loan for $2.0 million and no multi-family loans that were on nonaccrual status.  Commercial real estate loan charge offs for the years ended June 30, 2017 and 2016 were $110,000 and $225,000, respectively. There were no multi-family loans charged-off for the years ended June 30, 2017 and 2016.
One-to-Four Family Real Estate Lending. As of June 30, 2017, $59.7 million, or 15.6%, of our total loan portfolio consisted of permanent loans secured by one-to-four family residences of which $1.2 million were nonperforming. We originate both fixed rate and adjustable rate loans in our residential lending program and use Federal Home Loan Mortgage Corporation ("Freddie Mac") underwriting guidelines.  None of our residential loan products allow for negative amortization of principal.  We typically base our decision on whether to sell or retain secondary market quality loans on the rate and fees for each loan, market conditions and liquidity needs.  Although we have sold the majority of our residential loans over the last two years, we do not sell all qualified loans on the secondary market as we hold in our portfolio many residential loans that may not meet all of Freddie Mac's guidelines yet meet our investment and liquidity objectives.
At June 30, 2017, $35.6 million of this loan portfolio consisted of fixed rate loans which were 59.5% of our total one-to-four family portfolio and 9.3% of our total loans at that date. Specifically, we offer fixed rate, residential mortgages from 10 to 30 year terms and we use Freddie Mac daily pricing to set our pricing.  Borrowers have a variety of buy-down options with each loan and most mortgages have a duration of less than ten years.  The average loan duration is a function of several factors, including real estate supply and demand, current interest rates, expected future rates and interest rates payable on outstanding loans.
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

While adjustable rate mortgages in our loan portfolio help us reduce our exposure to changes in interest rates, it is possible that, during periods of rising interest rates, the risk of default on adjustable rate mortgage loans may increase as a result of annual repricing and the subsequent higher payment to the borrower.  In some rate environments, adjustable rate mortgages may be offered at initial rates of interest below a comparable fixed rate and could result in a higher risk of default or delinquency. Another consideration is that although adjustable rate mortgage loans allow us to decrease the sensitivity of our asset base as a result of changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Our historical experience with adjustable rate mortgages has been very favorable.  We do not, however, offer adjustable rate mortgages with initial teaser rates.  At June 30, 2017, $24.2 million of our permanent one-to-four family mortgage loans were adjustable rate loans which were 40.5% of our total one-to-four family loan portfolio and 6.3% of our total loans at that date.
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
Anchor Bank does not actively engage in subprime lending, either through advertising, marketing, underwriting and/or risk selection, and has no established program to originate or purchase subprime loans to be held in its portfolio.  Residential mortgage loans identified as subprime, with FICO scores of less than 660, were originated and managed in the ordinary course of business, and totaled $3.6 million at June 30, 2017, representing 0.9% of total loans, 5.6% of one-to-four family mortgage loans, and 5.6% of Tier 1 Capital.  Our weighted average seasoning for these loans (the number of months since the funding date of the loans) was 91 months as of June 30, 2017. Our one-to-four family mortgage loans identified as subprime based on the borrower’s FICO score at time the loan was originated do not represent a material part of our lending activity.  Accordingly, these loans are identified as “exclusions” as defined pursuant to regulatory guidance issued by the FDIC in Financial Institutions Letter FIL-9-2001 on subprime lending. At June 30, 2017, $1.2 million of one-to-four family loans were in nonaccrual status. One-to-four family loans of $21,000 were charged off during the year ended June 30, 2017 compared to $258,000 of one-to-four family loans that were charged-off during the year ended June 30, 2016.

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
Construction and Land Loans.  We have been an active originator of real estate construction loans in our market area since 1990. At June 30, 2017, our construction loans totaled $49.2 million or 12.8% of the total loan portfolio, an increase of $27.4 million or 125.7% since June 30, 2016. The majority of these loans are for the construction of multi-family and commercial properties.
We generally provide an interest reserve for funds on builder construction loans that have been advanced.  Interest reserves are a means by which a lender builds in, as a part of the loan approval and as a component of the cost of the project, the amount of the monthly interest required to service the debt during the construction period of the loan.
At June 30, 2017, our construction loan portfolio contained four loans totaling $4.8 million which had been previously extended or renewed. Our entire construction loan portfolio at June 30, 2017 consisted of 53 loans requiring interest only payments, 34 of which totaled $37.8 million and were relying on the interest reserve to make this payment. At June 30, 2017, no construction loans were delinquent. No construction loans were charged-off during the years ended June 30, 2017 and 2016.

At the dates indicated, the composition of our construction portfolio was as follows:

	At June 30,
	2017	2016	2015
	(In thousands)
One-to-four family:
Speculative	$15,416	$11,220	$2,119
Permanent	—	—	—
Custom	1,306	753	—
Land acquisition and development loans	3,870	156	—
Multi-family	21,732	1,083	9,353
Commercial real estate:
Construction	6,827	8,581	259
Total construction (1)	$49,151	$21,793	$11,731

(1)	Loans in process for these loans at June 30, 2017, 2016 and 2015 were $61.6 million, $37.9 million and $7.2 million, respectively.
For the year ended June 30, 2017, we originated 27 builder construction loans to fund the construction of one-to-four family properties totaling $26.6 million, as compared to 28 for $25.0 million during the year ended June 30, 2016, and two for $4.2 million during the year ended June 30, 2015. We originate construction and site development loans to experienced contractors and builders in our market area primarily to finance the construction of single-family homes and subdivisions, which homes typically have an average price ranging from $200,000 to $500,000.  All builders were qualified using the same standards as other commercial loan credits, requiring minimum debt service coverage ratios and established cash reserves to carry projects through construction completion and sale of the project. The maximum loan-to-value limit on both pre-sold and speculative projects is generally up to 75% of the appraised market value or sales price upon completion of the project. Development plans are required from builders prior to making the loan. We also require that builders maintain adequate insurance coverage. Maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally did not exceed 18 months for residential subdivision development loans at the time of origination. Our residential construction loans typically have adjustable rates of interest based on The Wall Street Journal prime rate and during the term of construction, the accumulated interest is added to the principal of the loan through an interest reserve. Construction loan proceeds are disbursed periodically in increments as construction progresses and based on inspections by our approved inspectors.  At June 30, 2017, our largest builder relationship consisted of one loan for $6.6 million, including $3.0 million which was undisbursed.
We also make construction loans for commercial development projects. These projects include multi-family, apartment, retail, office/warehouse and office buildings. These loans generally have an interest-only phase during construction, rely on an interest reserve to fund interest payments and generally convert to permanent financing when construction is completed. Disbursement of funds is at our sole discretion and is based on the progress of the construction. The maximum loan-to-value limit applicable to these loans is generally 75% of the appraised post-construction value.  Additional analysis and underwriting of these loans typically results in lower loan-to-value ratios based on the debt service coverage analysis, including our interest rate and vacancy stress testing.  Our target minimum debt coverage ratio is 1.20 for loans on these projects.  At June 30, 2017, our portfolio of construction loans for commercial and multi-family projects included 17 loans totaling $32.4 million, and there was an additional $42.1 million undisbursed.  These loan commitments range in size from $659,000 to $8.8 million with an average disbursed balance of $1.9 million. These loans were for the construction of ten multi-family complexes, one office, one industrial facility and four land developments, all of which are located in Washington. Monitoring construction progress and managing advances during construction are risks not present when lending on complete commercial properties. In order to mitigate these risks the Bank requires the use of an approved third-party construction process monitoring firm for inspections, progress reports and construction budget oversight and utilizes construction loan management software to assist in assuring that advances are consistent with the progress that has been confirmed.
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

We also originate land loans which are typically made to individual consumers to buy a lot or parcel of land for the future construction of the buyer’s primary residence and are included in “land loans”.  At June 30, 2017, our land loans totaled $8.1 million or 2.1% of the total loan portfolio, none of which were on nonaccrual status.

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
Consumer Lending.  We offer a variety of consumer loans, including home equity loans and lines of credit, automobile loans, credit cards and personal lines of credit. At June 30, 2017, the largest component of the consumer loan portfolio consisted of home equity loans and lines of credit, which totaled $14.0 million, or 3.6%, of the total loan portfolio.  Our home equity loans are risk priced using credit score, loan-to-value and overall credit quality of the applicant.  Home equity loans and lines of credit are made for a variety of purposes including improvement of residential properties. The majority of these loans are secured by a second deed of trust on owner-occupied primary single family residential property. Our home equity lines of credit include a maximum total term of 30 years, including an initial period of 10 years with interest-only payments and a variable rate of interest tied to the Prime Rate, plus a margin (the "draw" period), followed by 20 years of principal and interest payments under a level amortization schedule and an interest rate that is fixed for the 20 years at the fully indexed accrual rate as of the time of variable-to-fixed rate conversion. Our home equity loans are closed-end loans with a term of 20 years and have level amortization with regular monthly payments of principal and interest. The interest rate is risk based and reflects both credit and collateral risk. Both our home equity lines and home equity loans are available up to 95% of the combined loan to value ratio as determined by the Bank.
Our credit card portfolio includes both VISA and MasterCard brands, and totaled $2.6 million, or 0.7% of the total loan portfolio at June 30, 2017.  We have been offering credit cards for more than 20 years and all of our credit cards have interest rates and credit limits determined by the creditworthiness of the borrower.  We use credit bureau scores in addition to other criteria such as income in our underwriting decision process on these loans.
Our automobile loan portfolio totaled $627,000 or 0.2% of the total loan portfolio at June 30, 2017.  We offer several options for vehicle purchase or refinance with a maximum term of 84 months for newer vehicles and 72 months for older vehicles.  As with home equity loans, our vehicle and recreational vehicle loans are risk priced based on creditworthiness, loan term and loan-to-value.  We currently access a Carfax Vehicle Report to ensure that the collateral being loaned against is acceptable and to protect borrowers from a “lemon” or other undesirable histories. Other consumer loans, consisting primarily of unsecured personal lines of credit totaled $1.5 million or 0.4% of our total loan portfolio at June 30, 2017.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.  These risks are not as prevalent with respect to our consumer loan portfolio because a large percentage of the portfolio consists of home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one-to-four family mortgage loans.  Nevertheless, home equity lines of credit have greater credit risk than one-to-four family mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold and do not have private mortgage insurance coverage.  At June 30, 2017, $242,000 of consumer loans were on nonaccrual status.  Consumer loans of $193,000 were charged off during the year ended June 30, 2017 compared to $390,000 of consumer loans that were charged-off during the year ended June 30, 2016.
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
Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area. Our commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans.  At June 30, 2017, commercial business loans totaled $31.6 million or 8.2% of our loan portfolio and was comprised of 170 loans in 73 different business classifications as identified by the North American Industrial Classification System.  The largest commercial business relationship at June 30, 2017 consisted of one loan for $9.0 million which is a purchased minority interest in a line of credit to provide warehouse lending to a financial services company which is collateralized by an assignment of finance notes receivable on residential housing secured by properties located in Washington, Oregon and Utah. Our total commitment under our minority interest in the line of credit is $10.3 million. The line of credit is repaid when the finance note is sold by the financial services company into the secondary market, with the proceeds from the sale used to pay down our pro rata portion of the outstanding line of credit.
Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  For the year ended June 30, 2017 there were no commercial business loan charge-offs as compared to $84,000 during the year ended June 30, 2016. At June 30, 2017, there were two commercial business loans totaling $300,000 on nonaccrual status.
Loan Maturity and Repricing.  The following table sets forth certain information at June 30, 2017 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.  Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Beyond 10 Years	Total
	(In thousands)
Real estate:
One-to-four family	$4,057	$1,924	$2,716	$18,160	$32,878	$59,735
Multi-family	2,085	4,187	2,303	21,692	30,233	60,500
Commercial	5,562	7,185	6,302	129,177	7,299	155,525
Construction	36,342	12,809	—	—	—	49,151
Land loans	3,993	1,528	1,540	474	519	8,054
Total real estate	52,039	27,633	12,861	169,503	70,929	332,965
Consumer:
Home equity	2,529	2,052	188	3,158	6,064	13,991
Credit cards	2,596	—	—	—	—	2,596
Automobile	3	53	258	313	—	627
Other	179	404	205	264	472	1,524
Total consumer	5,307	2,509	651	3,735	6,536	18,738
Commercial business	8,438	14,866	3,482	4,285	532	31,603
Total	$65,784	$45,008	$16,994	$177,523	$77,997	$383,306
The following table sets forth the dollar amount of all loans due after June 30, 2018, which have fixed interest rates and have floating or adjustable interest rates:

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate:
One-to-four family	$33,551	$22,127	$55,678
Multi-family	27,525	30,890	58,415
Commercial	14,777	135,186	149,963
Construction	2,590	10,219	12,809
Land loans	2,605	1,456	4,061
Total real estate	81,048	199,878	280,926

Consumer:
Home equity	7,267	4,195	11,462
Automobile	624	—	624
Other	1,345	—	1,345
Total consumer	9,236	4,195	13,431

Commercial business	9,928	13,237	23,165
Total	$100,212	$217,310	$317,522
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
Depending upon the size of the loan request and the total borrower credit relationship with us, loan decisions may include the Executive Loan Committee, Senior Loan Committee, and/or Board of Directors.  The Executive Loan Committee is currently comprised of the President/Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Credit Officer, Credit Administrator, Business Banking Manager, Note Department Manager, and Senior Data Manager. The Senior Loan Committee is a Board committee, comprised of three board members. Credit relationships up to $4.0 million may be approved by the Executive Loan Committee.  Loans or aggregated credit relationships which exceed $4.0 million must be approved by Senior Loan Committee, with an authority limit of $6.0 million, or by the Board of Directors.
Commercial and multi-family real estate loans can be approved up to $250,000 by the Chief Financial Officer, up to $500,000 by either the Senior Data Manager or Commercial Loan Administrator, and up to $750,000 by the Special Assets/Construction Manager.  These loans can be approved up to $1.0 million by either the President/Chief Executive Officer, Chief Lending Officer or Chief Credit Officer, and up to $2.0 million with the combination of both President/Chief Executive Officer, Chief Lending Officer or Chief Credit Officer.  Our Executive Loan Committee is authorized to approve loans to one borrower or a group of related borrowers up to $4.0 million.  Loans over $4.0 million must be approved by the Senior Loan Committee with a limit of $6.0 million, or the Board of Directors.
Loan Originations, Servicing, Purchases and Sales.  During the years ended June 30, 2017 and 2016, our combined total loan originations and purchases were $110.7 million and $141.4 million, respectively.
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
We actively sell the majority of our residential fixed rate first mortgage loans to the secondary market at the time of origination. During the years ended June 30, 2017 and 2016, we sold $8.9 million and $7.7 million, respectively, in whole loans to the secondary market. Our secondary market relationship is with Freddie Mac. We generally retain the servicing on the loans we sell into the secondary market.  Loans are generally sold on a non-recourse basis. As of June 30, 2017 and 2016, our residential loan servicing portfolio was $74.8 million and $76.9 million, respectively.
In order to achieve our loan growth objectives and/or improve earnings, we may purchase loans, either individually, through participations, or in bulk. During the year ended June 30, 2016, we purchased $22.8 million in multi-family loans. The loan purchase consisted of 12 multi-family projects in King and Pierce counties. We have also participated with other lenders on commercial real estate loans located in Washington, whereby we receive a portion of a loan originated by another lender who retains the servicing and customer relationship of the loan and may, depending on the terms of the agreement, retain a portion of the interest as a servicing fee. During 2016 we participated in $9.9 million of commercial real estate loans and $15.8 million of commercial business loans, including the $9.0 million purchased minority interest in a line of credit to provide warehouse lending, discussed above. Purchased loans, loan pools, and participations are underwritten by our credit administration department, evaluated for credit risk, and approved by the appropriate loan committee(s) prior to purchase, according to our lending authority guidelines.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated:

	Year Ended June 30,
	2017	2016	2015
Loans originated:	(In thousands)
Real estate:
One-to-four family	$24,060	$22,280	$5,050
Multi-family	12,427	3,043	4,946
Commercial	34,645	32,758	34,444
Construction	29,380	19,997	17,977
Land loans	3,224	4,122	776
Total real estate	103,736	82,200	63,193
Consumer:
Home equity	2,291	2,616	651
Credit cards	—	191	—
Automobile	314	432	222
Other	226	—	317
Total consumer	2,831	3,239	1,190

Commercial business	4,173	7,389	8,214
Total loans originated	110,740	92,828	72,597

Participation loans purchased:
Commercial real estate	—	9,889	—
Commercial business	—	15,845	—
	—	25,734	—
Loans purchased:
Multi-family	—	22,840	—
Total loans purchased	—	22,840	—

Loans sold:
One-to-four family	8,867	7,724	1,053
Participation loans	4,000	1,763	—
Total loans sold	12,867	9,487	1,053

Principal repayments	60,308	64,946	70,473
Loans securitized	3,536	—	—
Transfer to real estate owned	954	852	3,188
Increase (decrease) in other items, net	(967)	(346)	4,540
Loans held for sale	1,551	1,864	505
Net increase in loans receivable, net	$30,557	$63,907	$1,918
Loan Origination and Other Fees.  In some instances, we receive loan origination fees on real estate related products.  Loan fees generally represent a percentage of the principal amount of the loan that is paid by the borrower. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment. We had

$1.6 million of net deferred loan fees and costs as of June 30, 2017 compared to $1.5 million and $1.0 million at June 30, 2016 and 2015, respectively.
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

Nonperforming Assets.  The following table sets forth information with respect to our nonperforming assets and restructured loans for the periods indicated:

	At June 30,
	2017	2016	2015	2014	2013
Loans accounted for on a nonaccrual basis:	(Dollars in thousands)
Real estate:
One-to-four family	$1,170	$1,539	$1,263	$2,101	$4,758
Multi-family	—	—	—	158	—
Commercial	1,992	319	—	2,070	—
Construction	—	—	—	—	—
Land loans	—	—	—	150	734
Total real estate	3,162	1,858	1,263	4,479	5,492
Consumer:
Home equity	242	16	—	—	428
Credit cards	—	—	—	—	—
Automobile	—	—	—	—	2
Other	—	1	31	—	—
Total consumer	242	17	31	—	430
Commercial business	300	97	711	235	219
Total	3,704	1,972	2,005	4,714	6,141
Accruing loans which are contractually past due 90 days or more:
Consumer:
Credit cards	—	—	6	—	18
Total consumer	—	—	6	—	18
Commercial business	—		—	—	—
Total of nonaccrual and 90 days past due loans	3,704	1,972	2,011	4,714	6,159
Real estate owned	867	373	797	5,067	6,212
Repossessed automobiles	—	46	—	59	21
Total nonperforming assets	$4,571	$2,391	$2,808	$9,840	$12,392
Troubled debt restructured loans (1)	$4,320	$8,755	$9,827	$11,261	$17,469
Allowance for loan loss as a percent of nonperforming loans	110.8%	191.6%	185.0%	98.1%	83.6%
Classified assets included in nonperforming assets	$3,704	$1,972	$2,011	$4,714	$6,159
Nonaccrual and 90 days or more past due loans as percentage of total loans	1.0%	0.6%	0.7%	1.6%	2.2%
Nonaccrual and 90 days or more past due loans as a percentage of total assets	0.8%	0.5%	0.5%	1.2%	1.4%
Nonperforming assets as a percentage of total assets	1.0%	0.6%	0.7%	2.5%	2.7%
Nonaccrued interest (2)	$117	$126	$140	$323	$475
(1)    There were $131,000 of restructured loans included in nonperforming assets as of June 30, 2017.
(2) Represents foregone interest on nonaccrual loans.

Real Estate Owned and Other Repossessed Assets.  As of June 30, 2017, the Company had three real estate owned ("REO") properties with an aggregate book value of $867,000 compared to six properties with an aggregate book value of $373,000 at June 30, 2016.  At June 30, 2017, the largest of the REO properties was a residential real estate property with an aggregate book value of $647,000 located in Lewis County, Washington.
Restructured Loans. According to generally accepted accounting principles, we are required to account for certain loan modifications or restructurings as “troubled debt restructurings.” Our policy is to track and report all loans modified to terms not generally available in the market, except for those outside of the materiality threshold established for such tracking and reporting. In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider.  We will modify the loan when upon completion of the residence the home is rented instead of sold, or when the borrower can continue to make interest payments and is unable to repay the loan until the property is sold as a result of current market conditions. In connection with a loan modification, we may lower the interest rate, extend the maturity date and require monthly payments when monthly payments are not otherwise required. We may also require additional collateral. All loans which are extended with rates and/or terms below market are identified as impaired loans and an appropriate allowance is established pursuant to generally accepted accounting principles.  Loans which are placed in nonaccrual status and subsequently modified are not returned to accruing status until there has been at least six months of consecutive satisfactory performance.  As of June 30, 2017, there were 26 loans with aggregate net principal balances of $4.3 million that we have identified as “troubled debt restructures.”  In connection with these loans, a valuation allowance in the form of charged-off principal equal to $145,000 has been taken.  Of these 26 loans, one loan totaling $131,000 was not performing according to the modified repayment terms at June 30, 2017, and was classified as nonaccrual.
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
At both the time of loan origination and when considering a restructuring of a loan, we also assess the guarantor's character and reputation. This assessment is made by reviewing the duration of time such guarantor has been providing credit guarantees, the aggregate of the contingent liabilities of such guarantor as it relates to guarantees of additional debt provided to other lenders, and the results of direct reference checks.  Cooperative and communicative borrowers and/or guarantors may create opportunities for restructuring a loan, however, this cooperation does not affect the amount of the allowance for loan losses recorded or the timing of charging off the loan.
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
In connection with the filing of periodic reports with the FDIC classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of our review of our loans, as of June 30, 2017, we had classified loans of $3.7 million.  The total amount classified represented 5.6% of equity capital and 0.8% of assets at June 30, 2017.

The aggregate amounts of our classified loans at the date indicated (as determined by management), were as follows:

	At June 30,
	2017	2016
	(In thousands)
Classified Loans:
Substandard	$3,721	$2,773
Doubtful	—	—
Loss	—	—
Total	$3,721	$2,773
Our $3.7 million of substandard loans at June 30, 2017, consisted primarily of $3.0 million of real estate secured loans and $699,000 of consumer and commercial business loans. Of the $3.0 million of substandard loans which were real estate secured, $1.0 million were one-to-four family, $2.0 million were commercial real estate, $392,000 were home equity loans, and $7,000 was a mobile home loan, secured by property located in Washington.
Potential Problem Loans.  Potential problem loans are loans that do not yet meet the criteria for identification as classified assets graded as substandard or doubtful, but where known information about the borrower causes management to have serious concerns about the ability of the borrower to comply with present loan repayment terms and may result in the loan being included as a classified asset for future periods.  At June 30, 2017, we had $7.0 million, or 1.8% of our net loans that were identified as potential problem loans compared to $13.3 million or 3.8% of our net loans at June 30, 2016.
The largest problem loan at June 30, 2017 was a term loan of $1.1 million secured by commercial real estate in Washington representing 15.3% of our potential problem loans.  The commercial real estate property securing this loan is located in Western Washington and the loan was in compliance with its repayment terms at June 30, 2017. No other potential problem loan had a balance in excess of $1.0 million at June 30, 2017.
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
We had a $310,000 provision for loan losses for the year ended June 30, 2017 compared to a $340,000 provision for loan losses at June 30, 2016, primarily reflecting loan growth.  The specific risks that are considered in our analysis for determining the provision for loan losses include an automatic elevation in risk grade and corresponding reserve requirement based on loan payment and payment delinquencies, including debt to the borrower and related entities under loans to one borrower guidelines; and a qualitative analysis of the economic and portfolio trends.  We also continually monitor the market conditions reported at national, regional, and local levels including those from the FDIC, Case-Shiller, and Realtor Boards.
The calculation of the allowance for loan losses includes an incremental component, a qualitative component, and specific reserve amount as a result of impairment analysis.  The total allowance for loan losses was $4.1 million and $3.8 million at June 30, 2017 and 2016, respectively.  Of the total allowance at June 30, 2017, specific reserves decreased to $198,000 and general reserves increased to $3.9 million from specific reserves of $590,000 and general reserves of $3.2 million, respectively, at June 30, 2016. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.  Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses based on loan growth, economic conditions, charge-offs and portfolio composition.
Levels and trends in delinquencies and nonperforming loans have increased during the year ended June 30, 2017. During the current economic cycle, we have experienced changes in our portfolio with respect to delinquent, nonperforming and impaired loans.  At June 30, 2017 and June 30, 2016, our total delinquent loans, including loans 30 or more days past due, were $4.1 million and $3.3 million, respectively, which included nonperforming loans of $3.7 million and $2.0 million at the end of each year.  The increase in total delinquent loans was primarily the result of a $2.0 million commercial real estate loan becoming delinquent although the loan was still accruing interest at June 30, 2017. Net (recoveries) charge-offs during the years ended June 30, 2017 and June 30, 2016 were $(17,000) and $282,000, respectively.
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
As of June 30, 2017 and 2016, we had impaired loans of $8.5 million and $10.7 million, respectively.  Included within the impaired loan totals are loans identified as troubled debt restructures.

The following table summarizes the distribution of the allowance for loan losses by loan category at the dates indicated:

	At June 30,
	2017			2016			2015			2014			2013
	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans
	(Dollars in thousands)
Real estate:
One-to-four family	$59,735	$495	15.6%	$61,230	$798	17.4%	$57,944	$1,113	20.1%	$63,009	$1,550	21.9%	$73,901	$1,393	26.1%
Multi-family	60,500	580	15.8	53,742	454	15.3	43,249	95	15.0	47,507	229	16.5	38,425	156	13.6
Commercial	155,525	1,566	40.6	149,527	1,333	42.5	128,306	262	44.5	107,828	682	37.6	106,859	671	37.7
Construction	49,151	651	12.8	21,793	271	6.2	11,731	247	4.1	19,690	190	6.9	5,641	356	2.0
Land loans	8,054	120	2.1	6,839	75	1.9	4,069	75	1.4	4,126	74	1.4	5,330	531	1.9
Total real estate	332,965	3,412	86.9	293,131	2,931	83.3	245,299	1,792	85.1	242,160	2,725	84.3	230,156	3,107	81.2
Consumer:
Home equity	13,991	251	3.6	16,599	369	4.7	17,604	189	6.1	20,894	290	7.3	25,835	376	9.1
Credit cards	2,596	101	0.7	2,969	118	0.8	3,289	161	1.1	3,548	167	1.2	4,741	283	1.7
Automobile	627	2	0.2	597	3	0.2	686	39	0.2	1,073	63	0.4	1,850	103	0.7
Other	1,524	24	0.4	1,933	26	0.5	2,347	56	0.8	2,838	67	1.0	2,723	55	1.0
Total consumer	18,738	378	4.9	22,098	516	6.2	23,926	445	8.3	28,353	587	9.9	35,149	817	12.4
Commercial business	31,603	316	8.2	36,848	332	10.5	18,987	1,405	6.6	16,737	1,231	5.8	18,211	1,172	6.4
Unallocated	—	—	—	—	—	—	—	79	—	—	81	—	—	51	—
Total	$383,306	$4,106	100.0%	$352,077	$3,779	100.0%	$288,212	$3,721	100.0%	$287,250	$4,624	100.0%	$283,516	$5,147	100.0%

Management believes that it uses the best information available to determine the allowance for loan losses.  However, unforeseen market conditions could result in adjustments to the allowance for loan losses and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated:

	Year Ended June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Allowance at beginning of period	$3,779	$3,721	$4,624	$5,147	$7,057
Provision for loan losses	310	340	—	—	750
Recoveries:
Real estate loans:
One-to-four family	212	194	129	389	143
Multi-family	—	6	—	—	—
Commercial	13	1	—	972	201
Construction	53	349	254	374	43
Land loans	—	—	—	—	—
Total real estate	278	550	383	1,735	387
Consumer:
Home equity	25	61	44	37	57
Credit cards	17	43	60	46	51
Automobile	3	5	3	6	23
Other	11	9	8	49	68
Total consumer	56	118	115	138	199
Commercial business	7	7	96	38	37
Total recoveries	341	675	594	1,911	623
Charge-offs:
Real estate loans:
One-to-four family	21	258	561	897	416
Multi-family	—	—	159	—	—
Commercial	110	225	340	403	—
Construction	—	—	—	—	105
Land loans	—	—	—	—	—
Total real estate	131	483	1,060	1,300	521
Consumer:
Home equity	59	180	239	572	356
Credit cards	122	105	72	198	212
Automobile	3	4	—	41	30
Other	9	101	40	65	633
Total consumer	193	390	351	876	1,231
Commercial business	—	84	86	258	1,531
Total charge-offs	324	957	1,497	2,434	3,283
Net (recoveries) charge-offs	(17)	282	903	523	2,660
Balance at end of period	$4,106	$3,779	$3,721	$4,624	$5,147
Allowance for loan losses as a percentage of total loans outstanding at the end of the period	1.1%	1.1%	1.3%	1.6%	1.8%
Net (recoveries) charge-offs as a percentage of average total loans outstanding during the period	—%	0.1%	0.3%	0.2%	0.9%
Allowance for loan losses as a percentage of nonperforming loans at the end of period	110.8%	191.6%	185.0%	98.1%	83.6%

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
Management believes that our allowance for loan losses as of June 30, 2017 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
The following table provides certain summary information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated:

	Year Ended June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Provision for loan losses	$310	$340	$—	$—	$750
Allowance for loan losses	4,106	3,779	3,721	4,624	5,147
Allowance for loan losses as a percentage of total loans outstanding at the end of the period	1.1%	1.1%	1.3%	1.6%	1.8%
Net (recoveries) charge-offs	(17)	282	903	523	2,660
Total of nonaccrual and 90 days past due loans still accruing interest	3,704	1,972	2,011	4,714	6,159
Allowance for loan losses as a percentage of nonperforming loans at end of period	110.8%	191.6%	185.0%	98.1%	83.6%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	1.0%	0.6%	0.7%	1.6%	2.2%
Total loans	$383,306	$352,077	$288,212	$287,250	$283,516

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

At June 30, 2017, our investment portfolio consisted principally of mortgage-backed securities, municipal bonds and mutual funds consisting of mortgage-backed securities.  From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management’s projected demand for funds for loan originations, deposits and other activities.
Mortgage-Backed Securities.  The mortgage-backed securities in our investment portfolio were comprised of Freddie Mac, Fannie Mae and Ginnie Mae mortgage-backed securities.  At June 30, 2017, the amortized cost of mortgage-backed securities held in the available-for-sale category was $21.4 million with a weighted average yield of 2.75%, while the mortgage-backed securities in the held-to-maturity category was $4.9 million with a weighted average yield of 3.19%.
Municipal Bonds.  The tax-exempt and taxable municipal bond portfolios were comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations.   All bonds are rated “A” or better and are from issuers located within the State of Washington. The weighted average yield on the tax exempt bonds (on a tax equivalent basis) was 5.74% at June 30, 2017, and the total amount of amortized cost of our municipal bonds was $165,000 at that date, of which all were categorized as available-for-sale.
Federal Home Loan Bank Stock.  As a member of the FHLB of Des Moines, we are required to own capital stock in the FHLB of Des Moines.  The amount of stock we hold is based on guidelines specified by the FHLB of Des Moines. The redemption of any excess stock is determined daily based on our membership requirement as well as outstanding borrowings. The carrying value of FHLB stock was $2.3 million at June 30, 2017.
Our investment in FHLB stock is carried at cost, which approximates fair value.  As a member of the FHLB System, we are required to maintain a minimum level of investment in FHLB stock based on specific percentages of our outstanding mortgages, total assets, or FHLB advances.  At June 30, 2017, our minimum investment requirement was $2.0 million.  We were in compliance with the FHLB minimum investment requirement at June 30, 2017.  For the year ended June 30, 2017, we received $75,000 of dividends from the FHLB.
Bank-Owned Life Insurance.  We purchase bank-owned life insurance policies (“BOLI”) to offset future employee benefit costs.  At June 30, 2017, we had a $20.0 million investment in life insurance contracts.  The purchase of BOLI policies, and its increase in cash surrender value, is classified as “Life insurance investment, net of surrender charges” in our Consolidated Statements of Financial Condition.  The income related to the BOLI, which is generated by the increase in the cash surrender value of the policy. See Item 8. "Financial Statements and Supplementary Data" of this Form 10-K for our Consolidated Financial Statements and specifically the Consolidated Statements of Financial Condition and Consolidated Statements of Income regarding BOLI.

The following table sets forth the composition of our investment portfolio at the dates indicated:

	At June 30,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale:
Securities:
Municipal bonds	$165	$165	$175	$175	$434	$435
Mortgage-backed securities:
FHLMC (1)	11,140	11,103	9,442	9,559	11,780	11,791
FNMA (2)	9,532	9,363	13,199	13,204	16,534	16,408
GNMA (3)	554	539	734	727	948	931
Total available-for-sale	21,391	21,170	23,550	23,665	29,696	29,565
Held-to-maturity:
Securities:
Municipal bonds	—	—	—	—	119	119
Mortgage-backed securities:
FHLMC	2,212	2,213	2,793	2,845	3,367	3,406
FNMA	1,209	1,257	1,513	1,613	1,858	1,960
GNMA	1,528	1,484	1,985	1,967	2,273	2,207
Total held-to-maturity	4,949	4,954	6,291	6,425	7,617	7,692
Total securities	$26,340	$26,124	$29,841	$30,090	$37,313	$37,257
(1) Freddie Mac
(2) Federal National Mortgage Association (Fannie Mae)
(3) Government National Mortgage Association (Ginnie Mae)

The table below sets forth information regarding the amortized cost, weighted average yields and maturities or call dates of Anchor Bank’s investment portfolio at June 30, 2017:

			At June 30, 2017
	At June 30, 2017		One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Mortgage-Backed Securities		Totals
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	MBS Securities Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale:
Securities:
Municipal bonds (1)	$165	5.74%	$—	—%	$—	—%	$—	—%	$165	5.74%	$—	—%	$165	5.74%
Mortgage-backed securities:
FHLMC	11,140	2.78	—	—	—	—	—	—	—	—	11,140	2.78	11,140	2.78
FNMA	9,532	2.72	—	—	—	—	—	—	—	—	9,532	2.72	9,532	2.72
GNMA	554	2.54	—	—	—	—	—	—	—	—	554	2.54	554	2.54
Total available-for-sale	21,391		—		—		—		165		21,226		21,391
Held-to-maturity:
Securities:
Municipal bonds (1)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Mortgage-backed securities:
FHLMC	2,212	2.82	—	—	—	—	—	—	—	—	2,212	2.82	2,212	2.82
FNMA	1,209	3.71	—	—	—	—	—	—	—	—	1,209	3.71	1,209	3.71
GNMA	1,528	3.31	—	—	—	—	—	—	—	—	1,528	3.31	1,528	3.31
Total held-to-maturity	4,949		—		—		—		—		4,949		4,949
Total	$26,340		$—		$—		$—		$165		$26,175		$26,340

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
At June 30, 2017, we had $85.8 million of jumbo ($100,000 or more) retail certificates of deposit.  We also had $9.2 million in public funds, which represented 2.7% of total deposits at June 30, 2017.  Anchor Bank had no brokered deposits at June 30, 2017.
In the unlikely event we are liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to Anchor Bancorp, as the sole shareholder of Anchor Bank. For additional information, see Note 1 of the Notes to Consolidated Financial Statements.
Deposit Activities.  The following table sets forth our total deposit activities for the periods indicated:

	Year Ended June 30,
	2017	2016	2015
	(In thousands)
Beginning balance	$300,894	$299,812	$311,034
Net deposits (withdrawals) before interest credited	41,536	(1,505)	(13,952)
Interest credited	2,757	2,587	2,730
Net increase (decrease) in deposits	44,293	1,082	(11,222)
Ending balance	$345,187	$300,894	$299,812

The following table sets forth information concerning our time deposits and other deposits at June 30, 2017:

Weighted Average Interest Rate					Percentage of Total Deposits
				Minimum Balance
	Term	Category	Amount
			(In thousands)
0.15%	N/A	Savings deposits	$43,454	$100	(12.6)%
0.04	N/A	Demand deposit accounts	84,070	10	(24.3)
0.40	N/A	Money market accounts	73,154	1,000	(21.2)

		Certificates of Deposit
0.10	6 month	Fixed-term, fixed rate	1,225	500	(0.3)
0.34	9-12 month	Fixed-term, fixed rate	5,159	500	(1.5)
1.22	13-16 month	Fixed-term, fixed rate	553	500	(0.2)
1.57	18-20 month	Fixed term-fixed or variable rate	46,634	500	(13.5)
0.27	24 month	Fixed term-fixed or variable rate	3,675	2,000	(1.1)
0.68	30-36 month	Fixed term-fixed or variable rate	5,133	500	(1.5)
1.14	48 month	Fixed term-fixed or variable rate	6,763	500	(1.9)
1.59	60 month	Fixed term-fixed or variable rate	12,388	500	(3.6)
3.10	96 month	Fixed term-fixed or variable rate	56,148	500	(16.3)
0.79	Other	Fixed term-fixed or variable rate	6,831	500	(2.0)
		Total of certificates of deposit	$144,509		(41.9)%
		Total of deposits	$345,187		(100.0)%

Time Deposits by Rate.  The following table sets forth our time deposits classified by rates as of the dates indicated:

	At June 30,
	2017	2016	2015
	(In thousands)
0.00 - 0.99%	$27,351	$45,474	$50,185
1.00 - 1.99	58,793	14,024	9,608
2.00 - 2.99	21,034	15,641	17,813
3.00 - 3.99	37,331	42,929	44,062
4.00 - 4.99	—	370	4,522
5.00 - 5.99	—	—	140
Total	$144,509	$118,438	$126,330

Time Deposit Certificates.  The following table sets forth the amount and maturities of time deposit certificates at June 30, 2017:

	Amount Due
	Within 1 Year	After 1 Year Through 2 Years	After 2 Years Through 3 Years	After 3 Years Through 4 Years	Beyond 4 Years	Total
	(In thousands)
0.00 - 0.99%	$19,674	$6,638	$933	$58	$48	$27,351
1.00 - 1.99	4,255	40,377	6,611	6,096	1,454	58,793
2.00 - 2.99	34	10,838	4,331	129	5,702	21,034
3.00 - 3.99	18,088	19,139	—	—	104	37,331
Total	$42,051	$76,992	$11,875	$6,283	$7,308	$144,509
The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of June 30, 2017.  Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Time Deposit Certificates
Maturity Period
(In thousands)

Three months or less	$7,243
Over three through six months	6,347
Over six through twelve months	10,206
Over twelve months	62,009
Total	$85,805
Deposits.  The following table sets forth the balances of deposits in the various types of accounts we offered at the dates indicated:

	At June 30,
	2017			2016			2015
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total
	(Dollars in thousands)
Savings deposits	$43,454	12.6%	$(1,532)	$44,986	15.0%	$2,587	$42,399	14.1%
Demand deposit accounts	84,070	24.4	5,870	78,200	26.0	11,033	67,167	22.4
Money market accounts	73,154	21.2	13,884	59,270	19.7	(4,646)	63,916	21.3
Fixed-rate certificates which mature in the year ending:
Within 1 year	38,471	11.1	(1,110)	39,581	13.2	2,484	37,097	12.4
After 1 year, but within 2 years	73,921	21.4	48,831	25,090	8.3	6,868	18,222	6.1
After 2 years, but within 5 years	25,463	7.4	(23,071)	48,534	16.1	(13,310)	61,844	20.6
Certificates maturing thereafter	—	—	(50)	50	—	(2,051)	2,101	0.7
Variable rate certificates	6,654	1.9	1,471	5,183	1.7	(1,883)	7,066	2.4
Total	$345,187		$44,293	$300,894		$1,082	$299,812
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
As a member of the FHLB of Des Moines, we are required to own capital stock in the FHLB of Des Moines and are authorized to apply for advances on the security of that stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met.  Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  We also maintain a committed credit facility with the FHLB of Des Moines that provides for immediately available advances up to an aggregate of 35% of the prior quarter’s total assets of Anchor Bank. At June 30, 2017, outstanding advances to Anchor Bank from the FHLB of Des Moines totaled $45.5 million as compared to $62.0 million at June 30, 2016.
The following tables set forth information regarding FHLB of Des Moines advances by us during and at the end of the periods indicated:

	Year Ended June 30,
	2017	2016	2015
	(Dollars in thousands)
Maximum amount of borrowing outstanding at any month end:
FHLB advances	$63,000	$62,000	$22,500
Approximate average borrowing outstanding:
FHLB advances	51,817	29,875	13,629
Approximate weighted average rate paid on:
FHLB advances	1.09%	0.94%	2.65%

	At June 30,
	2017	2016	2015
	(Dollars in thousands)
Balance outstanding at end of period:
FHLB advances	$45,500	$62,000	$10,000
Weighted average rate paid on:
FHLB advances	1.09%	0.94%	1.18%

Subsidiaries and Other Activities
Anchor Bank.  Anchor Bank has one wholly-owned subsidiary, Anchor Financial Services, Inc., that is currently inactive and is in the process of closing the subsidiary.   At June 30, 2017, Anchor Bank’s equity investment in Anchor Financial Services, Inc. was $303,000.
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

Natural Disasters
Grays Harbor, Thurston, Lewis, Pierce, Mason and King Counties, where substantially all of the real and personal properties securing our loans are located, is an earthquake-prone region.  We have not suffered any losses in the last sixteen years from earthquake damage to collateral secured loans, which include the July 1999 and February 2001 major earthquakes in the region.  Although we have experienced no losses related to earthquakes, a major earthquake could result in material loss to us in two primary ways.  If an earthquake damages real or personal properties collateralizing outstanding loans to the point of insurable loss, material loss would be suffered to the extent that the properties are uninsured or inadequately insured.  A substantial number of our borrowers do not have insurance which provides for coverage as a result of losses from earthquakes.  Earthquake insurance is generally not required by other lenders in the market area, and as a result in order to remain competitive in the marketplace, we do not require earthquake insurance as a condition of making a loan.  Earthquake insurance is also not always available at a reasonable coverage level and cost because of changing insurance underwriting practices in our market area resulting from past earthquake activity and the likelihood of future earthquake activity in the region.  In addition, if the collateralized properties are only damaged and not destroyed to the point of total insurable loss, borrowers may suffer sustained job interruptions or job loss, which may materially impair their ability to meet the terms of their loan obligations.  While risk of credit loss can be insured against by, for example, job interruption insurance or “umbrella” insurance policies, such forms of insurance often are beyond the financial means of many individuals.  Accordingly, for most individuals, sustained job interruption or job loss would likely result in financial hardship that could lead to delinquency in their financial obligations or even bankruptcy.  Accordingly, no assurances can be given that a major earthquake in our primary market area will not result in material losses to us.
Employees
At June 30, 2017, we had 103 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  We consider our employee relations to be good.

Executive Officers.  The following table sets forth information regarding the executive officers of the Company and the Bank:

	Age at June 30, 2017	Position
Name		Company	Bank
Jerald L. Shaw	71	President and Chief Executive Officer	President and Chief Executive Officer
Terri L. Degner	54	Chief Financial Officer	Chief Financial Officer
Gary P. Koch	63	Executive Vice President	Executive Vice President and Chief Lending Officer
Matthew F. Moran	54	Executive Vice President	Executive Vice President and Chief Credit Officer
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

Pending Merger

On April 11, 2017, Washington Federal entered into the merger agreement with Anchor Bancorp. The merger agreement provides that, subject to its terms and conditions, Anchor Bancorp will merge with and into Washington Federal with Washington Federal as the surviving corporation in the merger. Immediately after the merger, Washington Federal intends to complete the bank merger.

Subject to the terms and conditions of the merger agreement, at the closing of the merger, each share of the common stock of Anchor Bancorp outstanding immediately prior to the closing will be converted into the right to receive a fraction of a share of Washington Federal common stock. The exact number of shares to be issued and the exchange ratio will be determined based on the price of the Washington Federal common stock.

The merger agreement contains customary representations and warranties from both Washington Federal and Anchor Bancorp, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of its business during the interim period between the execution of the merger agreement and the closing, including, in the case of the Anchor Bancorp, specific forbearances with respect to its business activities, (2) Anchor Bancorp’s obligation to call a meeting of its shareholders to approve the merger agreement, and, subject to certain exceptions, that its board of directors recommend that the Anchor Bancorp’s shareholders vote to approve the merger agreement, and (3) Anchor Bancorp’s non-solicitation obligations regarding alternative acquisition proposals. The merger agreement provides certain termination rights for both Washington Federal and Anchor Bancorp and further provides that a termination fee of $2,236,500 will be payable by Anchor Bancorp upon termination of the merger agreement under certain circumstances.

The completion of the merger is subject to customary conditions, including approval of the merger agreement by the Anchor Bancorp’s shareholders and the receipt of required regulatory approvals.

The foregoing description of the merger agreement does not purport to be complete and is qualified in its entirety by reference to the merger agreement, attached as Exhibit 2.1 to Anchor Bancorp’s Current Report on Form 8-K which was filed with the SEC on April 13, 2017. See “Item 1.A. Risk Factors - Risks Relating to the Pending Merger” for a description of the risks relating to the proposed transaction.

How We Are Regulated
The following is a brief description of certain laws and regulations applicable to Anchor Bancorp and Anchor Bank. Descriptions of laws and regulations here and elsewhere in this report do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress or the Washington State Legislature that may affect the operations of Anchor Bancorp and Anchor Bank.  In addition, the regulations governing us may be amended from time to time by our regulators, the FDIC, DFI, Federal Reserve and the Consumer Financial Protection Bureau ("CFPB").  Any such legislation or regulatory changes in the future by the FDIC, DFI, Federal Reserve and CFPB could adversely affect our operations and financial condition.  We cannot predict whether any such changes may occur.
The Dodd-Frank Act which was enacted in July 2010 imposed new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and their holding companies. Among other changes, the Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. Anchor Bank is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, we are generally subject to supervision and enforcement by the FDIC and the DFI with respect to our compliance with consumer financial protection laws and CFPB regulations.

Many aspects of the Dodd-Frank Act are subject to rulemaking by the federal banking agencies, which has not been completed and will not take effect for some time, making it difficult to anticipate the overall financial impact of the Dodd-Frank Act on the Company, the Bank and the financial services industry more generally.
Regulation and Supervision of Anchor Bank
General. Anchor Bank, as a state-chartered savings bank, is subject to applicable provisions of Washington law and to regulations and examinations of the DFI. It also is subject to examination and regulation by the FDIC, which insures the deposits of Anchor Bank to the maximum permitted by law. During these state or federal regulatory examinations, the examiners may, among other things, require Anchor Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. This regulation of Anchor Bank is intended for the protection of depositors and the Deposit Insurance Fund ("DIF") of the FDIC and not for the purpose of protecting shareholders of Anchor Bank or Anchor Bancorp. Anchor Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to Anchor Bancorp. See "- Capital Requirements" and "- Dividends" below.
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

Insurance of Accounts and Regulation by the FDIC. The DIF of the FDIC insures deposit accounts in Anchor Bank up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended June 30, 2017, were $145,000.
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
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.
Prompt Corrective Action.  Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include risk-based capital measures, Tier 1 and common equity Tier 1 capital measures, a leverage ratio capital measure and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if it has a ratio of total capital to risk-weighted assets of 10.0% or more (the total risk-based capital ratio); a ratio of common equity Tier 1 capital to risk-weighted assets (the Tier 1 risk-based capital ratio) of 8.0% or more; a ratio of Tier 1 common equity capital to risk-weighted assets of 6.5% or more (the common equity Tier 1 capital ratio); a ratio of Tier 1 capital to average consolidated assets (the leverage ratio) of 5.0% or more; and the institution is not subject to a federal order, agreement or directive to meet a specific capital level. An institution is considered adequately capitalized, if it is not well capitalized but it has a total risk-based capital ratio of 8.0% or more; a Tier 1 risk-based capital ratio of 6.0% or more; a common equity Tier 1 capital ratio of 4.5% or more; and a leverage ratio of 4.0% or more.  An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.
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
At June 30, 2017, Anchor Bank was categorized as "well capitalized". For additional information, see Note 14 of the Notes to Consolidated Financial Statements included in Item 8., "Financial Statements and Supplementary Data" of this Form 10-K.
Capital Requirements. The minimum capital level requirements applicable to Anchor Bank are: (i) a common equity Tier 1 ("CETI") capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6.0%; (iii) a total capital ratio of 8.0%; and (iv) a Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.
There is also a requirement for a "capital conservation buffer" of 2.5% above these regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and results in the following minimum ratios: (i) a CET1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement is implemented in phases beginning in January 2016 at 0.625% of risk-weighted assets and increasing by that amount each year until it is fully implemented in January 2019. A financial institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.

The table below sets forth Anchor Bank’s capital position under the prompt corrective action regulations of the FDIC at June 30, 2017 and 2016. The Bank paid a $1.3 million cash dividend to Anchor Bancorp during the year ended June 30, 2017. The dividend will be used to support the Company's operations.

	At June 30,
	2017		2016
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank equity capital under GAAP	$65,851		$63,196

Total risk-based capital	$63,781	15.1%	$59,938	15.7%
Total risk-based capital requirement	33,742	8.0	30,580	8.0
Excess	$30,039	7.1%	$29,358	7.7%

Tier 1 risk-based capital	$59,675	14.1%	$56,159	14.7%
Tier 1 risk-based capital requirement	25,307	6.0	22,935	6.0
Excess	$34,368	8.1%	$33,224	8.7%

Common equity Tier 1 capital	$59,675	14.1%	$56,159	14.7%
Common equity Tier 1 capital requirement	18,980	4.5	17,201	4.5
Excess	$40,695	9.6%	$38,958	10.2%

Tier 1 leverage capital	$59,675	13.0%	$56,159	13.5%
Tier 1 leverage capital requirement	18,328	4.0	16,620	4.0
Excess	$41,347	9.0%	$39,539	9.5%
The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular risks or circumstances.
Anchor Bank’s management believes that, under the current regulations, Anchor Bank will continue to meet its minimum capital requirements in the foreseeable future.  For additional information regarding the Bank’s required and actual capital levels at June 30, 2017, see Note 14 of the Notes to Consolidated Financial Statements included in Item 8., “Financial Statements and Supplementary Data” of this Form 10-K.
Federal Home Loan Bank System.  Anchor Bank is a member of the FHLB of Des Moines.  As a member, Anchor Bank is required to purchase and maintain stock in the FHLB. At June 30, 2017, the Bank had $2.3 million in FHLB stock, which was in compliance with this requirement. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See "Business - Deposit Activities and Other Sources of Funds - Borrowings" in this Form 10-K.
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
Standards for Safety and Soundness.  The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of customer and consumer information. Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems.  If the FDIC determines that an institution fails to meet any of these guidelines, it may require an institution to submit to the FDIC an acceptable plan to achieve compliance.
Real Estate Lending Standards. FDIC regulations require Anchor Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans.  These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements.  Anchor Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions.  Anchor Bank’s Board of Directors is required to review and approve Anchor Bank’s standards at least annually.  The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans.  Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multifamily or other non-one-to-four-family properties should not exceed 30% of total capital.  Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Anchor Bank’s records and reported at least quarterly to Anchor Bank’s Board of Directors.  Anchor Bank is in compliance with the record and reporting requirements.  As of June 30, 2017, Anchor Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were 2.27% and Anchor Bank’s loans on commercial, agricultural, multifamily or other non-one-to-four-family properties in excess of the supervisory loan-to-value ratios were 1.16%.  Based on strong risk management practices, Anchor Bank has consistently operated above the aggregate 100% of capital guideline limit since these standards were imposed.
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
Environmental Issues Associated With Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste.  However, the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.  To the extent that legal uncertainty exists in this area, all creditors, including Anchor Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.
Federal Reserve System.  The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank.  As of June 30, 2017, Anchor Bank’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.
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

Community Reinvestment Act and Consumer Protection Laws.  Anchor Bank is subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community served by the bank, including low and moderate income neighborhoods.  The regulatory agency’s assessment of the bank’s record is made available to the public.  Further, a bank’s CRA performance must be considered in connection with a bank’s application to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.  Anchor Bank received a “satisfactory” rating during its most recent examination.
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
The amount of dividends actually paid during any one period is strongly affected by Anchor Bank’s policy of maintaining a strong capital position.  Federal law further provides that no insured depository institution may pay a cash dividend if it would cause the institution to be “undercapitalized,” as defined in the prompt corrective action regulations and the ability to pay dividends can also be limited by the capital conservation buffer requirement.  Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice.
Other Consumer Protection Laws and Regulations. The Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While this list set forth below is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties including, but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.
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
The Bank Holding Company Act.  Under the BHCA, Anchor Bancorp is supervised by the Federal Reserve.  The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, the Dodd-Frank Act and earlier Federal Reserve policy provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations (or the Dodd-Frank Act) or both.
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
The federal banking agencies are authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state, unless the home state of one of the banks adopted a law prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks.  Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions.  Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above.
Regulatory Capital Requirements.  The Federal Reserve has adopted capital rules pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications under the BHCA. These rules apply on a consolidated basis to bank holding companies with $500 million or more in assets, or with fewer assets but certain risky activities, and on a bank-only basis to other companies. The bank holding company capital adequacy and capital conservation rules are the same as those imposed by the FDIC on the Bank. For a bank holding company with less than $500 million in total consolidated assets, such as the Company, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. In July 2013, the Federal Reserve and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. As of June 30, 2017, Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 leverage-based capital, CET1 capital, Tier 1 risk-based capital and total risk-based capital ratios of 14.0%, 15.2%, 15.2% and 16.2%, respectively. For additional information, see the section above entitled “- Regulation and Supervision of Anchor Bank - Capital Requirements” and Note 14 of the Notes to Consolidated Financial Statements included in Item 8., "Financial Statements and Supplementary Data," of this Form 10-K.
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
Federal Reserve policy limits the payment of a cash dividend by a bank holding company if the holding company's net income for the past year is not sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with capital needs, asset quality and overall financial condition. A bank holding company that does not meet any applicable capital standard would not be able to pay any cash dividends under this policy. A bank holding company not subject to consolidated capital requirements is expected not to pay dividends unless its debt-to-equity ratio is less than 1:1, and it meets certain additional criteria. The Federal Reserve also has indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. The capital conservation buffer requirements may limit the Company's ability to pay dividends in the future.
Except for a company that meets the well-capitalized standard for bank holding companies, is well managed, and is not subject to any unresolved supervisory issues, a bank holding company is required to give  the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation or regulatory order, condition, or written agreement. A bank holding company is considered well-capitalized if on a consolidated basis it has a total risk-based capital ratio of at least 10.0% and a Tier 1 risk-based capital ratio of 6.0% or more, and is not subject to an agreement, order, or directive to maintain a specific level for any capital measure. Under Washington corporate law, Anchor Bancorp generally may not pay dividends if after that payment it would not be able to pay its liabilities as they become due in the usual course of business, or its total assets would be less than the sum of its total liabilities.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Dodd-Frank-Act imposes restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions, and required new capital regulations that are discussed above under “- Regulation and Supervision of Anchor Bank - New Capital Regulations.” In addition, among other changes, the Dodd-Frank Act requires public companies, such as Anchor Bancorp, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.
Federal Securities Law.  The stock of Anchor Bancorp is registered with the SEC under the Securities Exchange Act of 1934, as amended. As a result, Anchor Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Anchor Bancorp stock held by persons who are affiliates of Anchor Bancorp may not be resold without registration unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors and principal shareholders. If Anchor Bancorp meets specified current public information requirements, each affiliate of Anchor Bancorp will be able to sell in the public market, without registration, a limited number of shares in any three-month period.
The SEC has adopted regulations and policies under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley ”), that apply to Anchor Bancorp as a registered company under the Securities Exchange Act of 1934. The stated goals of these Sarbanes-Oxley Act requirements are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SEC and Sarbanes-Oxley related regulations and policies include very specific additional disclosure requirements and new corporate governance rules. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

TAXATION
Federal Taxation
General. Anchor Bancorp and Anchor Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Anchor Bancorp or Anchor Bank. The Company files income tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to
U.S. federal or state/local income tax examinations by tax authorities for years before 2014.
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
Washington Taxation
Anchor Bank is subject to a business and occupation tax imposed under Washington law at the rate of 1.5% of gross receipts.  Interest received on loans secured by mortgages or deeds of trust on residential properties and certain securities are exempt from this tax.
Oregon Taxation
The Company files income tax returns in Oregon State and within local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2014.

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
Substantially all of our loans are to businesses and individuals in the state of Washington.  A decline in the national economy or the economies of the five counties in which we operate, which we consider to be our primary market areas, could have a material adverse effect on our business, financial condition, results of operations and prospects. Weak economic conditions and previous strains in the financial and housing markets in our market area has resulted in higher levels of loan delinquencies, problem assets and foreclosures and a decline in the values of the collateral securing our loans.
While real estate values and unemployment rates have recently improved, deterioration in economic conditions in our primary market areas could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

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

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which could have adverse effect on our results of operations.

A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.
Our loan portfolio is concentrated in loans with a higher risk of loss.
In addition to residential mortgage loans, we originate construction and land loans, commercial and multi-family mortgage loans, commercial business loans, and consumer loans primarily within our market areas.  At June 30, 2017, we had $249.1 million outstanding in non-residential loans.  At that date, loans delinquent 30 days or more, including nonperforming loans, were $3.8 million, and delinquent loans represented 1.0% of total loans. Many of these loans are perceived to have greater credit risk than residential real estate loans for a number of reasons, including those described below:
Commercial and Multi-family Mortgage Loans.  These loans typically involve higher principal amounts than other types of loans. Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  At June 30, 2017, we had $216.0 million or 56.4% of total loans in commercial and multi-family mortgage loans, of which $2.0 million or 0.5% were nonperforming.
Construction and Land Loans. During the fiscal years ended June 30, 2017 and 2016, we originated $101.3 million and $65.2 million in construction loans, and $4.3 million and $4.4 million in land loans. From June 30, 2012 through June 30, 2017, our construction and land loans grew 634.0% and 14.0%. At June 30, 2017, we had $57.2 million or 14.9% of total loans in construction and land loans of which $8.1 million were land loans.
Construction and land acquisition and development lending generally involves additional risks when compared with permanent residential lending because funds are advanced upon estimates of costs in relation to values associated with the completed project that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, the market value of the completed project, the effects of governmental regulation on real property, and changes in demand, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio, which may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of our builders have more than one loan outstanding with us, and an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.
In addition, during the term of most of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the successful outcome of the project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor.

Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project.

At June 30, 2017 $15.4 million of our construction loans were for speculative construction. Loans on land under development or held for future construction as well as lot loans made to individuals for the future construction of a residence also pose additional risk because the length of time from financing to completion of a development project is significantly longer than for a traditional construction loan, which makes them more susceptible to declines in real estate values, declines in overall economic conditions which may delay the development of the land and changes in the political landscape that could affect the permitted and intended use of the land being financed, and the potential illiquid nature of the collateral.  In addition, during this long period of time from financing to completion, the collateral often does not generate any cash flow to support the debt service. At June 30, 2017, none of our construction and land loans were nonperforming.
Commercial Business Loans. At June 30, 2017, we had $31.6 million or 8.2% of total loans in commercial business loans, however, we are currently planning on expanding our commercial business lending, subject to market conditions.  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrower's cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible, inventories may be obsolete or of limited use, and other collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower.  At June 30, 2017, none of our commercial business loans were nonperforming.
Consumer Loans.  We make secured and unsecured consumer loans.  Our secured consumer loans are collateralized with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.   At June 30, 2017, we had $18.7 million or 4.9% of total loans in consumer loans of which $43,000 were nonperforming.  Of this amount, $14.0 million were in home equity loans, some of which are loans in amounts for up to 100% of collateral value.  For more information about the credit risk, we face with respect to these types of loans, see “Our business may be adversely affected by credit risk associated with residential property.”

Our business may be adversely affected by credit risk associated with residential property.
At June 30, 2017, $59.7 million, or 15.6%, of our total loan portfolio, was secured by one-to-four single-family real property. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington housing markets in which we operate may reduce the value of the real estate collateral securing these loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices couples with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations. These declines may also have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.
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
As of June 30, 2017, we held in our loan portfolio $3.2 million in one-to-four family mortgage loans ($2.2 million of which were fixed rate), $1.3 million of home equity loans (of which $932,000 were fixed rate) and $160,000 of other types of consumer loans (all of which were fixed rate), which are considered “subprime” by federal banking regulators.  The aggregate amount of loans considered subprime at June 30, 2017 was $4.7 million or 1.2% of our total loan portfolio. In exchange for the additional lender risk associated with these loans, these borrowers generally are required to pay a higher interest rate, and depending on the severity of the credit history, a lower loan-to-value ratio may be required than for a conforming loan borrower. At the time of loan origination, our subprime borrowers had an average Fair Isaac and Company, Incorporated, or FICO, credit score of 628 and a weighted average loan-to-value ratio of 54%, which loan-to-value ratio may be significantly understated if current market values are used. A FICO score is a principal measure of credit quality and is one of the significant criteria we rely upon in our underwriting. Generally, a FICO score higher than 660 indicates the borrower has an acceptable credit reputation. At June 30, 2017, $195,000 or 4.2% of our subprime loans were categorized as nonperforming assets. Subprime loans are generally considered to have an increased risk of delinquency and foreclosure than do conforming loans, especially when adjustable rate loans adjust to a higher interest rate. We had not experienced such increased delinquencies or foreclosures at June 30, 2017, however, our subprime loan portfolio will be adversely affected in the event of a further downturn in regional or national economic conditions. In addition, we may not recover funds in an amount equal to any remaining loan balance. Consequently, we could sustain loan losses and potentially incur a higher provision for loan loss expense.
Our concentration in non-owner occupied residential real estate loans may expose us to increased credit risk.
At June 30, 2017, $25.9 million, or 43.4% of our residential mortgage loan portfolio and 6.8% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At June 30, 2017, we had 13 non-owner occupied residential loan relationships, with aggregate outstanding balances of $18.0 million, of which six loan relationships had an aggregate outstanding balance over $500,000. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan. At June 30, 2017, all of our non-owner occupied residential mortgage loans complied with their loan repayment terms, except for one loan which totaled $140,000 at that date.
We have a concentration of large loans outstanding to a limited number of borrowers that increases our risk of loss.

We have extended significant amounts of credit to a limited number of borrowers, largely in connection with our commercial real estate, non-owner occupied residential real estate loans and construction loans. At June 30, 2017, the aggregate amount of loans to our ten largest borrowers amounted to approximately $86.1 million or 22.5% of total loans. At this date, none of the loans to our ten largest borrowers were nonperforming.
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
The FDIC, the Federal Reserve and the OCC, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending, guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have total commercial real estate loans representing 300% or more of the institutions total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. Like many community banks, we have a concentration in commercial real estate loans, and have also experienced a 44.2% growth in our commercial real estate portfolio during the past 36 months. Commercial real estate loans represent 243.8% of total risk based capital as of June 30, 2017 compared to 249.5% of total risk based capital at June 30, 2016. In addition, our total of income producing or non-owner occupied commercial real estate loans was $172.1 million or 269.8% of total capital at June 30, 2017 compared to $155.4 million or 259.2% of total capital at June 30, 2016.  While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.
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
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Additionally, pursuant to our growth strategy, management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. Further, the Financial Accounting Standards Board has adopted a new accounting standard that will be effective for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for loan losses we will need additional provisions to replenish the allowance for loan losses.  Any additional provisions will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.
If our nonperforming assets increase, our earnings will be adversely affected.
At June 30, 2017, our nonperforming assets which consist of nonaccruing loans and real estate owned were $4.6 million, or 1.0% of total assets.  Our nonperforming assets adversely affect our net income in various ways:

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
Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. In an attempt to help the overall economy, the Federal Reserve Board has kept interest rates low through its targeted Fed Funds rate. Beginning in December 2016, the Federal Reserve Board has increased the Fed Funds rate by 75 basis points to a range of 1.00% to 1.25% in June 2017 and indicated a likelihood for further increases during 2017 subject to economic conditions. As the Federal Reserve Board increases the Fed Funds rate, interest rates will likely rise, which may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery.
Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect: (1) our ability to originate and/or sell loans; (2) the fair value of our financial assets and liabilities, which could negatively impact shareholders' equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; (4) the ability of our borrowers to repay adjustable or variable rate loans; and (5) the average duration of our mortgage backed securities portfolio and other interest-earning assets.
If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term certificates of deposit and other deposits yielding no or a relatively low rate of interest. At June 30, 2017, we had $42.1 million in certificates of deposit that mature within one year and $52.6 million in non-interest bearing demand deposits. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, a substantial amount of our mortgage loans and home equity loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing, could have an adverse effect on our results of operations as a result of substantially reduced asset yields.
Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing, limits our ability to lower our interest expense, while the average yield on our interest-earning assets may continue to decrease as our loans reprice or are originated at these low market rates. Accordingly, our net interest income may continue to decrease, which may have an adverse effect on our profitability. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet. For further discussion of how changes in interest rates could impact us, see Item 7A. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk,” of this Form 10-K.
Decreases in noninterest income could adversely affect our ability to remain profitable and, if we cannot generate and increase our income, our stock price may be adversely affected.
Our noninterest expense often exceeds our net interest income before provision for loan losses and we have relied on our noninterest income to record net income. We face significant challenges that will hinder our ability to generate competitive returns. Our most significant challenge has been our low interest rate spread and margin during recent periods. As a result, we have become even more reliant on our noninterest income, including from time to time significant gains on sales of investments in order to increase noninterest income.  These gains on sales of investments are subject to market and other risks and cannot be relied upon.  During the years ended June 30, 2017 and 2016, net interest income before provision for loan losses was less than noninterest expense by $565,000 and $3.3 million, respectively. While we have identified various strategic initiatives that we will pursue in our efforts to overcome these challenges and improve earnings, our strategic initiatives may not succeed in generating and increasing income. If we are unable to generate or increase income, our stock price may be adversely affected.
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
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the Federal Home Loan Bank of Des Moines (“FHLB”) and other borrowings to fund our operations.  At June 30, 2017, we had $45.5 million of FHLB advances outstanding with an additional $111.3 million of available borrowing capacity.  Additionally we have $5.0 million available with Pacific Coast Bankers Bank and $1.0 million available with the Federal Reserve. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets where our loans are concentrated, or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry.
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
Risks Relating to the Pending Merger
The Company and the Bank will be subject to uncertainties and contractual restrictions while the proposed merger with Washington Federal is pending.
We may have difficulty attracting, retaining and motivating key personnel until the proposed merger is complete, which could cause customers to seek to change their banking relationship with us. Some of our employees may experience uncertainty about their future roles with the combined company following the proposed merger with Washington Federal. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company, our business could be harmed. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course prior to closing of the proposed merger with Washington Federal.
Termination of the merger agreement could negatively impact the Company.
The Company’s shareholders will be asked to approve the proposed merger with Washington Federal and if we fail to obtain two-thirds shareholder approval of the proposal, the merger agreement may be terminated. The merger is subject to satisfaction of additional customary closing conditions and if we cannot satisfy such conditions, the merger agreement may also be terminated. If the merger agreement is terminated, there may be various negative consequences to the Company. We may be adversely impacted by the failure to pursue other opportunities due to management’s focus on the proposed merger with Washington Federal. We have devoted significant internal resources to the proposed merger, which would be lost if the merger is not completed. Additionally, if the merger agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. If the merger agreement is terminated under certain circumstances, the Company may be required to pay to Washington Federal a termination fee of $2,236,500.
Completion of the merger is subject to regulatory approvals and there is no assurance those will be obtained.
Before the merger and the bank merger may be completed, Washington Federal and Anchor Bancorp must obtain approvals from the OCC and a waiver from the Federal Reserve Board. Other approvals, waivers or consents from regulators may also be required. Regulatory issues could result in an inability to obtain approvals or delay their receipt. The regulators may also impose conditions on the completion of the merger or the bank merger or require changes to the terms of the merger or the bank merger. Such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of Washington Federal following the merger, any of which might have an adverse effect on Washington Federal following the merger. Washington Federal is not obligated to complete the Merger if the regulatory approvals received in connection with the completion of the merger impose any unduly burdensome condition upon Washington Federal following the merger or Washington Federal, National Association following the bank merger.
If the proposed merger with Washington Federal is not completed it may have a negative impact on us.
We have incurred and will continue to incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement with Washington Federal. If the proposed merger with Washington Federal is not completed, we would have to recognize these expenses without realizing any expected benefits of the proposed merger. In addition, if the merger is not completed and our board of directors seeks another merger or business combination, our shareholders cannot be certain that we will be able to find another party interest in acquiring us or a party willing to offer equivalent or more attractive consideration than the consideration Washington Federal has agreed to provide.
The proposed merger has occupied a significant amount of our time and has had, and will continue to have, an impact on our employees.
Our management and board of directors have devoted and will continue to devote a significant amount of time and attention to the merger. In addition, in connection with the merger, we have incurred and will continue to incur expenses, which may be significant. Washington Federal and Anchor Bancorp have operated and, until the completion of the merger, will continue to operate, independently. Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Anchor Bancorp and consequently on Washington Federal. These uncertainties may impair the Company’s ability to attract, retain or motivate key personnel until the merger is consummated, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles with Washington Federal. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Washington Federal, Anchor Bancorp could be harmed if the merger is not completed.
The merger agreement significantly restricts our ability to pursue alternative proposals.
The merger agreement contains non-solicitation provisions that, subject to limited exceptions, limit Anchor Bancorp’s ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of Anchor Bancorp. Although our board of directors is permitted to take certain actions in connection with the receipt of a competing acquisition proposal if it determines in good faith that the failure to do so would violate its fiduciary duties, taking such actions could, and other actions (such as withdrawing or modifying its recommendation to Anchor Bancorp shareholders that they vote in favor of approval of the merger agreement) would, entitle Washington Federal to terminate the merger agreement and receive a termination fee of $2,236,500. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of Anchor from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share price than that proposed in the merger, or might result in a potential competing acquiror proposing to pay a lower per share price to acquire Anchor Bancorp than it might otherwise have proposed to pay. The payment of the termination fee could also have an adverse impact on Anchor Bancorp’s financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

At June 30, 2017, we had one administrative office, 10 full service banking offices of which eight locations are owned and two locations are leased.  At June 30, 2017, the net book value of our investment in premises, equipment and leaseholds was $9.4 million.  The net book value of our data processing and computer equipment at June 30, 2017 was $206,000.

The following table provides a list of our main and branch offices and indicates whether the properties are owned or leased:

Location	Leased or Owned	Lease Expiration Date	Square Footage	Net Book Value at June 30, 2017
				(In thousands)
ADMINISTRATIVE OFFICE
100 West First Aberdeen, Washington 98520	Owned	—	7,410	$1,146

BRANCH OFFICES:

Aberdeen (1) (2) 120 N. Broadway Aberdeen, Washington 98520	Owned	—	17,550	1,027

Centralia (2) 604 S. Tower Centralia, Washington 98531	Owned	—	3,000	570

Elma (2) 216 S. Third Street Elma, Washington 98541	Owned	—	2,252	260

Lacey (2) 601 Woodland Square Loop SE Lacey, Washington 98503	Owned	—	13,505	1,970

Montesano (2) 301 Pioneer Avenue East Montesano, Washington 98563	Owned	—	2,125	2,488

Ocean Shores (2) 795 Pt. Brown Avenue NW Ocean Shores, Washington 98569	Owned	—	2,550	513

Olympia (2) 2610 Harrison Avenue West Olympia, Washington 98502	Owned	—	1,882	419

(table continued on following page)

Location	Leased or Owned	Lease Expiration Date	Square Footage	Net Book Value at June 30, 2017

Puyallup (2) 10514 156th Street East Bldg B4, Suite 106 Puyallup, Washington 98374	Leased	11/30/2019	3,027	70

Shelton (3) 100 E. Wallace Kneeland Boulevard Shelton, Washington 98584	Leased	5/31/2018	673	18

Westport (2) 915 N. Montesano Westport, Washington 98595	Owned	—	3,850	879

________

(1)	Includes our home branch.

(2)	Drive-up ATM available.

(3)	Wal-Mart location.

Item 3. Legal Proceedings

The Company or Anchor Bank from time to time is involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have material adverse effect on our consolidated financial position, results of operation, or liquidity.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The NASDAQ Stock Market LLC’s Global Market, under the symbol “ANCB.”  As of June 30, 2017, there were 2,504,740 shares of common stock issued and outstanding and we had approximately 198 shareholders of record, excluding persons or entities who hold stock in nominee or “street name” accounts with brokers.  The Company has not paid any dividends to shareholders since its formation.
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
Stock Repurchases.  There were no repurchases of the Company's outstanding shares during the quarter ended June 30, 2017.
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

	Period Ending
Index	01/26/11	06/30/13	06/30/14	06/30/15	06/30/16	06/30/17
Anchor Bancorp	$100.00	$167.70	$190.87	$224.90	$236.30	$250.50
NASDAQ Composite	100.00	128.27	168.34	192.20	188.79	242.20
SNL Thrift Index	100.00	116.40	138.49	156.51	157.62	185.56
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

	At June 30,
	2017	2016	2015	2014	2013
FINANCIAL CONDITION DATA:	(In thousands)
Total assets	$462,525	$431,504	$379,230	$389,128	$452,179
Securities	165	175	554	573	1,591
Mortgage-backed securities	25,954	29,781	36,628	47,109	57,012
Loans receivable, net (1)	377,908	347,351	283,444	281,526	277,454
Deposits	345,187	300,894	299,812	311,034	328,584
FHLB advances	45,500	62,000	10,000	17,500	64,900
Total equity	65,851	63,196	63,722	53,674	52,367
__________________
(1)           Net of allowances for loan losses, loans in process and deferred loan fees.

	Year Ended June 30,
OPERATING DATA:	2017	2016	2015	2014	2013
	(In thousands)
Total interest income	$20,279	$17,524	$16,886	$17,789	$19,727
Total interest expense	3,321	2,830	3,076	3,681	4,764
Net interest income before provision for loan losses	16,958	14,694	13,810	14,108	14,963
Provision for loan losses	310	340	—	—	750
Net interest income after provision for loan losses	16,648	14,354	13,810	14,108	14,213
Noninterest income	4,264	4,205	4,503	4,075	4,924
Noninterest expense	17,523	18,025	16,807	17,760	19,392
Income (loss) before provision (benefit) for income tax	3,389	534	1,506	423	(255)
Total provision (benefit) for income tax	1,039	39	(8,321)	—	—
Net income (loss)	$2,350	$495	$9,827	$423	$(255)

	At June 30,
OTHER DATA:	2017	2016	2015	2014	2013
Number of:
Real estate loans outstanding	1,705	1,840	1,907	1,997	1,733
Deposit accounts	18,805	19,275	20,588	21,834	23,366
Full-service offices	10	10	11	11	11

	At or For the Year Ended June 30,
KEY FINANCIAL RATIOS:	2017	2016	2015	2014	2013
Performance Ratios:
Return on assets (1)	0.54%	0.13%	0.43%	0.10%	(0.05)%
Return on equity (2)	4.00	0.86	3.10	0.83	(0.49)
Equity to total assets ratio (3)	13.46	14.75	13.87	12.66	11.23
Interest rate spread (4)	3.98	3.91	3.83	3.68	3.35
Net interest margin (5)	4.19	4.12	4.05	3.87	3.53
Average interest-earning assets to average interest-bearing liabilities	125.5	126.8	124.7	119.2	115.9
Efficiency ratio (6)	82.6	95.4	91.8	97.7	97.5
Other operating expenses as a percent of average total assets	4.0	4.6	4.5	4.4	4.2
Book value per common share	$26.29	$25.12	$25.69	$21.70	$21.25
Tangible book value per common share (7)	$26.20	$25.04	$25.59	$21.55	$21.04

Anchor Bank Capital Ratios:
Tier I leverage	13.0	13.5	14.3	13.6	11.4
Common equity tier I capital (8)	14.1	14.7	16.2	N/A	N/A
Tier I risk-based	14.1	14.7	16.2	16.8	16.7
Total risk-based	15.1	15.7	17.4	18.0	18.8

Asset Quality Ratios:
Nonaccrual and 90 days or more past due loans as a percent of total loans	1.0	0.6	0.7	1.6	2.2
Nonperforming assets as a percent of total assets	1.0	0.6	0.7	2.5	2.7
Allowance for loan losses as a percent of total loans	1.1	1.1	1.3	1.6	1.8
Allowance for loan losses as a percent of nonperforming loans	110.8	191.6	185.0	98.1	83.6
Net charge-offs to average outstanding loans	—	0.1	0.3	0.2	0.9
_______________________

(1)	Net income (loss) divided by average total assets.

(2)	Net income (loss) divided by average equity.

(3)	Average equity divided by average total assets.

(4)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	The efficiency ratio represents the ratio of noninterest expense divided by the sum of net interest income and noninterest income.

(7)
We calculate tangible book value per share, a non-GAAP financial measure, by dividing tangible common equity by the number of common shares outstanding. Reconciliations of the GAAP and non-GAAP financial measures are presented below under Non-GAAP Financial Measures.

(8)	The common equity tier 1 capital ratio was required beginning the quarter ended March 31, 2015.

Non-GAAP Financial Measures

We calculate tangible book value per share, a non-GAAP financial measure, by dividing tangible common equity by the number of common shares outstanding. We calculate tangible common equity by excluding intangible assets from stockholders' equity. The Company believes that this measure is consistent with the capital treatment by our bank regulatory agencies, which excludes intangible assets from the calculation of risk-based capital ratios and presents this measure to facilitate comparison of the quality and composition of the Company's capital over time and in comparison to its competitors. This non-GAAP financial measure has inherent limitations, is not required to be uniformly applied and is not audited. Further, the non-GAAP financial measure should not be considered in isolation or as a substitute for book value per share or total stockholders' equity determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies. Reconciliations of the GAAP and non-GAAP financial measures is presented below:

	June 30, 2017	June 30, 2016
	(In thousands)

Stockholders' equity	$65,851	$63,196
Less: intangible assets	232	206
Tangible common stockholders' equity	$65,619	$62,990

Total assets	$462,525	$431,504
Less: intangible assets	232	206
Tangible assets	$462,293	$431,298

Tangible common stockholders' equity	$65,619	$62,990
Common shares outstanding at end of period	2,504,740	2,515,803
Common stockholders' equity (book value) per share (GAAP)	$26.29	$25.12
Tangible common stockholders' equity (tangible book value) per share (non-GAAP)	$26.20	$25.04

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

Operating Strategy

Our focus is on managing our problem assets, increasing our higher-yielding assets (commercial and multi-family real estate), increasing our core deposit balances, reducing expenses, and retaining experienced employees with a commercial lending focus.  We seek to achieve these results by focusing on the following objectives:

Origination of commercial real estate loans. We plan to continue our focus on commercial real estate loans; we maintain a diversified portfolio the majority of these loans are secured by commercial income producing properties, including retail centers, warehouses, and office buildings located in our market areas.  At June 30, 2017 our commercial real estate portfolio totaled $155.5 million, or 40.6% of our total loan portfolio. We plan to increase our focus of owner-occupied commercial real estate which will bring a relationship that will potentially increase commercial business as well as deposits.

We also are focused on increasing multi-family loans. As of June 30, 2017 our multi-family portfolio totaled $60.5 million or 15.8% of our total loan portfolio. Our multi-family loans are geographically diversified primarily in Western Washington in King County.

Maintaining our focus on asset quality. We believe that strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans, resolving nonperforming loans, and selling foreclosed assets. Nonperforming assets have decreased from $12.4 million at June 30, 2013, to $4.6 million at June 30, 2017. The level of our nonperforming assets has been reduced through write-downs, collections, modifications, and sales of real estate owned and repossessed assets.  We have taken proactive steps to resolve our nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with our borrowers when appropriate. We have also accepted short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss to us than foreclosure.  During the latter part of fiscal 2007, as part of management’s decision to reduce the risk profile of our loan portfolio, we implemented more stringent underwriting guidelines and procedures.  Prior to this time our underwriting emphasis with respect to commercial real estate, multi-family and construction loans focused heavily on the value of the collateral securing the loan, with less emphasis placed on the borrower’s debt servicing capacity or other credit factors.  Our revised underwriting guidelines place greater emphasis on the borrower’s credit, debt service coverage and cash flows as well as on collateral appraisals.  Additionally, our policies with respect to loan extensions became more conservative than our previous policies, and now require that a review of all relevant factors, including loan terms, the condition of the security property, market changes and trends that may affect the security property and financial condition of the borrower conform to our revised underwriting guidelines and that the extension be in our best interest.

Improving our Earnings by Expanding Our Product Offerings.  We intend, subject to market conditions, to prudently increase the percentage of our assets consisting of higher-yielding commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations.  At June 30, 2017, our commercial business loans totaled $31.6 million, or 8.2% of our total loan portfolio.  We also intend to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling our loan and deposit products and additional services to our customers such as electronic invoicing and payroll services for our business customers.

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

Continued Expense Control.  Management has undertaken several initiatives to reduce noninterest expense and will continue to emphasize the identification of cost savings opportunities throughout all phases of our operations.  Our expense control measures have included eliminating Anchor Bank’s discretionary matching contribution to its 401(k) plan, reducing most marketing expenses and charitable contributions, cancelling certain projects and capital purchases, and reducing travel and entertainment expenditures.  In particular we have also reduced our number of full-time equivalent employees from 194 at September 30, 2008 to 103 at June 30, 2017, primarily by closing six in store Wal-Mart branch offices [four were in fiscal 2009] as a result of their failure to meet our required growth standards.  The reduction in personnel, cost savings and the closure of offices resulted in savings of approximately $1.8 million per year from the closure of these six offices.  During fiscal 2017, our efforts to further reduce noninterest expense were adversely affected by $406,000 of costs associated with the proposed merger. Noninterest expense decreased by $502,000 or 2.8% to $17.5 million during fiscal 2017 as compared to $18.0 million and $16.8 million during fiscal years 2016 and 2015, respectively.

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, we carried no valuation allowance at June 30, 2017. The tax provision for the period is equal to the net change in the net deferred tax asset from the beginning to the end of the period, less amounts applicable to the change in value related to securities available-for-sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from REO, deferred loan fees and costs, and loan loss reserves. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

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

Comparison of Financial Condition at June 30, 2017 and June 30, 2016

General. Total assets increased $31.0 million, or 7.2%, to $462.5 million at June 30, 2017 from $431.5 million at June 30, 2016.  The increase in assets was primarily a result of a $30.6 million, or 8.8% increase in loans receivable, net, to $377.9 million at June 30, 2017 from $347.4 million at June 30, 2016. In addition, cash and cash equivalent increased $5.9 million, or 70.6%, to $14.2 million at June 30, 2017 from $8.3 million at June 30, 2016. Partially offsetting this increase was a $2.5 million or 10.5% decline in securities available-for-sale, comprised almost entirely of mortgage-backed securities, and a $1.3 million, or 21.3% decline in securities held-to-maturity. The decreases in securities were primarily the result of contractual principal repayments.

For the year ended June 30, 2017, total assets increased $31.0 million. The following table details the increases and decreases in the composition of our assets from June 30, 2016 to June 30, 2017:

	Balance at June 30, 2017	Balance at June 30, 2016	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$14,194	$8,320	$5,874	70.6%
Mortgage-backed securities, available-for-sale	21,005	23,490	(2,485)	(10.6)
Mortgage-backed securities, held-to-maturity	4,949	6,291	(1,342)	(21.3)
Loans receivable, net of allowance for loan losses	377,908	347,351	30,557	8.8
Real estate owned, net	867	373	494	132.4

Mortgage-backed securities available-for-sale decreased by $2.5 million, or 10.6%, to $21.0 million at June 30, 2017 from $23.5 million at June 30, 2016. Mortgage-backed securities held-to-maturity decreased $1.3 million, or 21.3%, to $4.9 million at June 30, 2017 from $6.3 million at June 30, 2016. The decreases in these portfolios were primarily the result of contractual principal repayments.

Loans receivable, net, increased $30.5 million, or 8.8%, to $377.9 million at June 30, 2017 from $347.4 million at June 30, 2016. Construction loans increased $27.4 million, or 125.5%, to $49.2 million at June 30, 2017 from $21.8 million at June 30, 2016. There was $61.6 million in undisbursed construction loan commitments at June 30, 2017. Our construction loans are primarily for the construction of multi-family and commercial properties and to a lesser extent, loans for the construction of one-to-four family residences. Multi-family loans increased $6.8 million, or 12.6%, to $60.5 million at June 30, 2017 from $53.7 million at June 30, 2016. Commercial real estate loans increased $6.0 million, or 4.0%, to $155.5 million at June 30, 2017 from $149.5 million at June 30, 2016. Land loans increased $1.2 million, or 17.8%, to $8.0 million at June 30, 2017 from $6.8 million at June 30, 2016. One-to-four family loans decreased $1.5 million, or 2.4%, to $59.7 million at June 30, 2017 from $61.2 million at June 30, 2016. Consumer loans decreased $3.4 million, or 15.2%, to $18.7 million at June 30, 2017 from $22.1 million at June 30, 2016. Commercial business loans decreased $5.2 million, or 14.2%, to $31.6 million at June 30, 2017 from $36.8 million at June 30, 2016.

Real estate owned, net increased $494,000, or 132.4%, to $867,000 at June 30, 2017 from $373,000 at June 30, 2016. The $494,000 increase was a result of the transfer of loans to REO totaling $945,000 partially offset by REO sales of $510,000.

Liabilities. Total liabilities increased $28.4 million, or 7.7%, to $396.7 million at June 30, 2017 compared to $368.3 million at June 30, 2016 primarily as the result of an increase in deposits of $44.3 million, or 14.7%, to $345.2 million, partially offset by the repayment of $16.5 million of FHLB advances during the year ended June 30, 2017. The increase in deposit accounts was primarily a result of the Bank's deposit marketing campaign, as well as other deposit gathering activities. We have also increased commercial lending which has increased the level of larger deposit customers.

Deposits.  Total deposits increased $44.3 million, or 14.7%, to $345.2 million at June 30, 2017 from $300.9 million at June 30, 2016 primarily due to a $26.1 million increase in certificates of deposit and a $13.9 million increase in money market accounts. Partially offsetting this increase, savings deposits decreased $1.5 million, or 3.4%, to $43.5 million at June 30, 2017 from $45.0 million at June 30, 2016. Our core deposits, which consist of all deposits other than certificates of deposit, increased by $18.2 million, or 10.0%, to $200.7 million at June 30, 2017 from $182.5 million at June 30, 2016.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at June 30, 2017	Balance at June 30, 2016	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$52,606	$50,781	$1,825	3.6%
Interest-bearing demand deposits	31,464	27,419	4,045	14.8
Money market accounts	73,154	59,270	13,884	23.4
Savings deposits	43,454	44,986	(1,532)	(3.4)
Certificates of deposit	144,509	118,438	26,071	22.0
Total deposit accounts	$345,187	$300,894	$44,293	14.7%

Borrowings. FHLB advances decreased $16.5 million, or 26.6%, to $45.5 million at June 30, 2017 from $62.0 million at June 30, 2016, due to the $16.5 million repayment.

Stockholders' Equity.  Total stockholders' equity increased $2.7 million, or 4.2%, to $65.9 million at June 30, 2017 from $63.2 million at June 30, 2016 primarily due to net income of $2.4 million.

Comparison of Operating Results for the Years Ended June 30, 2017 and June 30, 2016

General.  Net income for the year ended June 30, 2017 was $2.4 million or $0.97 per diluted share compared to net income of $495,000 or $0.20 per diluted share for the year ended June 30, 2016.

Net Interest Income.  Net interest income before the provision for loan losses increased $2.3 million, or 15.4%, to $17.0 million for the year ended June 30, 2017, from $14.7 million for the year ended June 30, 2016 due primarily to an increase in average loans receivable.

Our net interest margin increased seven basis points to 4.19% for the year ended June 30, 2017, from 4.12% for the prior fiscal year.  The improvement in our net interest margin compared to a year ago primarily reflects the increase in the average balance of loans receivable, in particular construction loans. The average yield on interest-earning assets increased 10 basis points to 5.01% for the year ended June 30, 2017 from 4.91% for the year ended June 30, 2016. The average cost of interest-bearing liabilities increased two basis points to 1.03% during the year ended June 30, 2017 from 1.01% during the year ended June 30, 2016, reflecting the low interest rate environment that persisted throughout the year. The average cost of certificates of deposit remained virtually unchanged at 1.95%, during the year ended June 30, 2017 compared to 1.96% for the same period of the prior year.  At June 30, 2017, $42.0 million of our certificates of deposit with a weighted average rate of 1.89% will mature within one year. Our net interest rate spread increased to 3.98% for the year ended June 30, 2017 as compared to 3.91% for the year ended June 30, 2016.

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

	Year Ended June 30, 2017 Compared to June 30, 2016
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(386)	$3,187	$2,801
Mortgage-backed securities	26	(108)	(82)
Investment securities, FHLB and cash and cash equivalents	65	(29)	36
Total net change in income on interest-earning assets	(295)	3,050	2,755
Interest-bearing liabilities:
Savings deposits	—	—	—
Interest bearing demand deposits	1	1	2
Money market accounts	176	24	200
Certificates of deposit	(13)	(18)	(31)
FHLB advances	78	242	320
Total net change in expense on interest-bearing liabilities	242	249	491
Net change in net interest income	$(537)	$2,801	$2,264

Interest Income. Total interest income for the year ended June 30, 2017 increased $2.8 million, or 15.7%, to $20.3 million, from $17.5 million for the year ended June 30, 2016. The increase during the year was primarily attributable to the increase in the average balance of loans receivable, net. For the year ended June 30, 2017, average loans receivable, net, increased $59.0 million or 19.0% to $369.7 million from $310.7 million for the year ended June 30, 2016. The average yield on loans receivable, net, decreased ten basis points to 5.30% for the year ended June 30, 2017 compared to 5.40% for the prior year as higher yielding loans continue to be repaid and new loan originations are at lower rates. Average mortgage-backed securities declined $5.3 million during the year ended June 30, 2017 compared to the prior year. The average yield on mortgage-backed securities increased nine basis points to 2.14% for the year ended June 30, 2017 compared to 2.05% for the prior year. Average interest-earning assets increased $48.3 million, or 13.5%, to $405.1 million for the year ended June 30, 2017 compared to $356.8 million for 2016.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest income for the years ended June 30, 2017 and 2016:

	Year Ended June 30,
	2017		2016		Increase/(Decrease) in Interest and Dividend Income from 2016
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$369,757	5.30%	$310,740	5.40%	$2,801
Mortgage-backed securities	27,767	2.14	33,035	2.05	(82)
Investment securities	170	5.88	318	5.35	(7)
FHLB stock	2,551	2.94	1,491	1.48	53
Cash and cash equivalents	4,869	0.41	11,210	0.27	(10)
Total interest-earning assets	$405,114	5.01%	$356,794	4.91%	$2,755
Interest Expense.  Interest expense increased $491,000, or 17.3%, to $3.3 million for the year ended June 30, 2017 from $2.8 million for the year ended June 30, 2016.  The increase was primarily attributable to the increase in the average cost of money market deposits and the increase in the average balance of FHLB advances. The average balance of money market accounts increased $14.2 million or 22.9% and the average cost increased by 23 basis points to 0.40% as compared to the same period in the prior year. The increase in money market accounts was the result of the Bank's deposit marketing campaign as well as other deposit gathering activities. The average cost of FHLB advances increased 15 basis points to 1.09% for the year ended June 30, 2017 compared to 0.94% for the prior year reflecting recent increases in interest rates. The average balance of FHLB advances increased $25.7 million, or 99.5% to $51.5 million for the year ended June 30, 2017 compared to $25.8 million for last year. The average balance of certificates of deposit declined $914,000, or 0.75%, to $121.6 million for the year ended June 30, 2017 compared to $122.5 million for the for the year ended June 30, 2016. The average cost of certificates of deposit remained virtually unchanged at 1.95% for the year ended June 30, 2017 compared to 1.96% for the year ended June 30, 2016.

The average balance of total interest-bearing liabilities increased $41.4 million, or 14.7%, to $322.7 million for the year ended June 30, 2017 from $281.3 million for the year ended June 30, 2016 primarily as a result of the increase in the average balance of FHLB advances.

The following table details average balances, cost of funds and the change in interest expense for the years ended June 30, 2017 and 2016:

	Year Ended June 30,
	2017		2016		Increase/(Decrease) in Interest Expense from 2016
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Savings deposits	$44,202	0.15%	$44,160	0.15%	$—
Interest-bearing demand deposits	29,207	0.04	26,844	0.04	2
Money market accounts	76,163	0.40	61,949	0.17	200
Certificates of deposit	121,614	1.95	122,528	1.96	(31)
FHLB advances	51,497	1.09	25,816	0.94	320
Total interest-bearing liabilities	$322,683	1.03%	$281,297	1.01%	$491

Provision for Loan Losses.  In connection with our analysis of the loan portfolio, management determined that a $310,000 provision for loan losses was required for the year ended June 30, 2017 compared to a $340,000 provision for the year ended June 30, 2016. Loans charge-offs decreased to $324,000 for year ended June 30, 2017 as compared to $957,000 for the last fiscal year.  The $324,000 of loans charged off during the fiscal year included $134,000 of direct consumer loans, including credit cards, $110,000 of commercial real estate, $59,000 of home equity loans, and $21,000 of one-to-four family mortgage loans. Nonperforming assets were $4.6 million or 1.0% of total assets at June 30, 2017, compared to $2.4 million, or 0.6% of total assets at June 30, 2016.  Total delinquent loans (past due 30 days or more), increased $781,000, or 23.8%, to $4.1 million at June 30, 2017 from $3.3 million at June 30, 2016. The increase was primarily due to a $2.0 million commercial real estate loan becoming delinquent during this quarter although at June 30, 2017 the loan was still accruing interest. Nonperforming loans increased to $3.7 million at June 30, 2017 from $2.0 million at June 30, 2016. The ratio of nonperforming loans, consisting solely of nonaccrual loans, to total loans increased to 1.0% at June 30, 2017 from 0.6% at June 30, 2016. Classified loans increased to $3.7 million at June 30, 2017 from $2.8 million a year ago. The allowance for loan losses of $4.1 million at June 30, 2017 represented 1.1% of loans receivable and 110.8% of nonperforming loans. This compares to an allowance for loan losses of $3.8 million at June 30, 2016, representing 1.1% of loans receivable and 191.6% of nonperforming loans.

Management considers the allowance for loan losses at June 30, 2017 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the year ended June 30, 2017 and 2016:

	At or For the Year Ended June 30,
	2017	2016
	(Dollars in thousands)
Provision for loan losses	$310	$340
Net (recoveries) charge-offs	(17)	282
Allowance for loan losses	4,106	3,779
Allowance for losses as a percentage of total loans receivable at the end of this period	1.1%	1.1%
Nonaccrual and 90 days or more past due loans still accruing interest	$3,704	$1,972
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	110.8%	191.6%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	1.0%	0.6%
Total loans, gross and excluding loans held for sale	$383,306	$352,077

We continue to restructure our delinquent loans, when appropriate, so our borrowers can continue to make payments while minimizing the Company's potential loss. As of June 30, 2017 and June 30, 2016 there were 26 and 37 loans, respectively, with aggregate net principal balances of $4.3 million and $8.8 million, respectively, that we have identified as TDRs. At June 30, 2017 and June 30, 2016 there were $131,000 and $884,000, respectively, of TDRs included in nonperforming loans.

Noninterest Income.  Noninterest income increased $59,000, or 1.4%, to $4.3 million for the year ended June 30, 2017 from $4.2 million for the year ended June 30, 2016.  The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$1,330	$1,347	$(17)	(1.3)%
Other deposit fees	751	721	30	4.2
Other loan fees	832	707	125	17.7
Gain on sale of loans	183	158	25	15.8
Increase in surrender value of life insurance investment	515	540	(25)	(4.6)
Other income	653	732	(79)	(10.8)
Total noninterest income	$4,264	$4,205	$59	1.4%

Noninterest income increased during the year ended June 30, 2017, primarily due to a $125,000 or 17.7% increase in other loan fees income during fiscal 2017 reflecting our increased loan production during the year.

Noninterest Expense.  Noninterest expense decreased $502,000, or 2.8%, to $17.5 million for the year ended June 30, 2017 from $18.0 million for the year ended June 30, 2016.  The following table provides an analysis of the changes in the components of noninterest expense:

	At or For the Year Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$9,019	$9,708	$(689)	(7.1)%
General and administrative expenses	2,944	3,175	(231)	(7.3)
Merger expense	406	—	406	100.0
Real estate holding cost	48	146	(98)	(67.1)
FDIC insurance premium	145	264	(119)	(45.1)
Information technology	2,105	1,760	345	19.6
Occupancy and equipment	1,889	1,875	14	0.7
Deposit services	462	477	(15)	(3.1)
Marketing	564	674	(110)	(16.3)
Loss (gain) on sale of property, premises and equipment	—	4	(4)	(100.0)
Gain on sale of REO	(59)	(58)	(1)	1.7
Total noninterest expense	$17,523	$18,025	$(502)	(2.8)%

Noninterest expense decreased during the year ended June 30, 2017 primarily due to compensation and benefits decreasing $689,000, or 7.1%, from $9.7 million at June 30, 2016 to $9.0 million for the year ended June 30, 2017. The decrease in compensation and benefits expense was primarily due to a reduction of $1.2 million of stock based compensation awarded under the Plan to $636,000 for the year ended June 30, 2017 from $1.8 million in the previous year. General and administrative costs decreased $231,000, or 7.3% from $3.2 million to $2.9 million for the year ended June 30, 2017 primarily due to cost savings associated with our new credit card core system. Partially offsetting the decrease in compensation and benefits was an increase of $315,000 for employee loan commissions to $505,000 for the year ended June 30, 2017 from $190,000 in the previous year resulting from increased loan production. These decreases were partially offset by a $345,000 increase in information technology expense to $2.1 million for the year ended June 30, 2017 from $1.8 million for the previous year primarily due to increased core processing costs and a software termination cost of $44,000. Merger expenses were $406,000 which are primarily due to legal and professional fees associated with the proposed merger.

Our efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 82.6% for the year ended June 30, 2017 compared to 95.4% for the year ended June 30, 2016. By definition, a lower efficiency ratio would be an indication that we are more efficiently utilizing resources to generate net interest income and other fee income.

Provision (benefit) for Income Taxes.  The Company had a $1.0 million provision for income taxes for the year ended June 30, 2017 generally due to an increase in income before provision for income taxes of $2.9 million compared to a $39,000 provision for income taxes for the year ended June 30, 2016. The effective tax rates were 30.6% and 7.2% for the years ended June 30, 2017 and 2016, respectively. The increase in the effective tax rate is a reflection of the level of tax exempt income, life insurance income, and other tax permanent differences relative to the amount of pretax income.

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

Assets.  For the year ended June 30, 2016, total assets increased $52.3 million. The following table details the increases and decreases in the composition of our assets from June 30, 2015 to June 30, 2016:

	Balance at June 30, 2016	Balance at June 30, 2015	Increase (Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$8,320	$14,450	$(6,130)	(42.4)%
Mortgage-backed securities, available-for-sale	23,490	29,130	(5,640)	(19.4)
Mortgage-backed securities, held-to-maturity	6,291	7,498	(1,207)	(16.1)
Loans receivable, net of allowance for loan losses	347,351	283,444	63,907	22.5
Real estate owned	373	797	(424)	(53.2)

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

The following table details the changes in deposit accounts at the dates indicated:

	Balance at June 30, 2016	Balance at June 30, 2015	Increase (Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$50,781	$44,719	$6,062	13.6%
Interest-bearing demand deposits	27,419	22,448	4,971	22.1
Money market accounts	59,270	63,916	(4,646)	(7.3)
Savings deposits	44,986	42,399	2,587	6.1
Certificates of deposit	118,438	126,330	(7,892)	(6.2)
Total deposit accounts	$300,894	$299,812	$1,082	0.4%

Borrowings. FHLB advances increased $52.0 million, or 520.0%, to $62.0 million at June 30, 2016 from $10.0 million at June 30, 2015, primarily funding our loan growth.

Stockholders' Equity.  Total stockholders' equity decreased $527,000, or 0.8%, to $63.2 million at June 30, 2016 from $63.7 million at June 30, 2015 primarily due to stock repurchases of $3.0 million. During the year we repurchased 127,500 shares of common stock at a weighted average price of $23.17 per share. This decrease was partially offset by $1.6 million of stock-based compensation under the Anchor Bancorp 2015 Equity Incentive Plan approved by shareholders on October 21, 2015 (the "Plan") and net income of $495,000. Accumulated other comprehensive loss decreased $162,000 to $549,000 as a result of unrealized valuation changes on investments available-for-sale.

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

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest income for the years ended June 30, 2016 and 2015:

	Year Ended June 30,
	2016		2015		Increase/ (Decrease) in Interest Income from 2015
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$310,740	5.40%	$282,841	5.66%	$773
Mortgage-backed securities	33,035	2.05	41,493	1.98%	(147)
Investment securities	318	5.35	562	4.98%	(11)
FHLB stock	1,491	1.48	5,544	0.13%	15
Cash and cash equivalents	11,210	0.27	10,326	0.21%	8
Total interest-earning assets	$356,794	4.91%	$340,766	4.96%	$638

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

The following table details average balances, cost of funds and the change in interest expense for the years ended June 30, 2016 and 2015:

	Year Ended June 30,
	2016		2015		Increase/(Decrease) in Interest Expense from 2015
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Savings deposits	$44,160	0.15%	$41,220	0.15%	$5
Interest-bearing demand deposits	26,844	0.04	20,355	0.04%	2
Money market accounts	61,949	0.17	68,245	0.15%	5
Certificates of deposit	122,528	1.96	130,428	1.96%	(155)
FHLB advances	25,816	0.94	13,049	2.65	(103)
Total interest-bearing liabilities	$281,297	1.01%	$273,297	1.13%	$(246)

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

The following table details activity and information related to the allowance for loan losses for the year ended June 30, 2016 and 2015:

	At or For the Year Ended June 30,
	2016	2015
	(Dollars in thousands)
Provision for loan losses	$340	$—
Net charge-offs	282	903
Allowance for loan losses	3,779	3,721
Allowance for losses as a percentage of total loans receivable at the end of the period	1.1%	1.3%
Nonaccrual and 90 days or more past due loans still accruing interest	$1,972	$2,011
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	191.6%	185.0%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.6%	0.7%
Total loans	$352,077	$288,212

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

Noninterest Income. Noninterest income decreased $298,000, or 6.6%, to $4.2 million for the year ended June 30, 2016 from $4.5 million for the year ended June 30, 2015.  The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollars in thousands)
Deposit services fees	$1,347	$1,381	$(34)	(2.5)%
Other deposit fees	721	735	(14)	(1.9)
Gain on sale of investments	—	47	(47)	(100.0)
Other loan fees	707	588	119	20.2
Gain on sale of loans	158	(15)	173	(1,153.3)
Increase in surrender value of life insurance investment	514	540	(26)	(4.8)
Gain on death benefit of life insurance investment, net	26	479	(453)	(94.6)
Other income	732	748	(16)	(2.1)
Total noninterest income	$4,205	$4,503	$(298)	(6.6)%

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

Noninterest Expense.  Noninterest expense increased $1.2 million, or 7.2%, to $18.0 million for the year ended June 30, 2016 from $16.8 million for the year ended June 30, 2015.  The following table provides an analysis of the changes in the components of noninterest expense:

	At or For the Year Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$9,708	$8,003	$1,705	21.3%
General and administrative expenses	3,175	2,663	512	19.2
Real estate owned reserve	83	32	51	159.4
Real estate holding costs	63	267	(204)	(76.4)
FDIC insurance premium	264	342	(78)	(22.8)
Information technology	1,760	1,739	21	1.2
Occupancy and equipment	1,875	1,944	(69)	(3.5)
Deposit services	477	570	(93)	(16.3)
Marketing	674	710	(36)	(5.1)
Loss on sale of property, premises and equipment	4	820	(816)	(99.5)
Gain on sale of REO	(58)	(283)	225	(79.5)
Total noninterest expense	$18,025	$16,807	$1,218	7.2%

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

DTAs are deferred tax consequences attributable to deductible temporary differences and carryforwards.  After the DTA has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance.  A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability.  Realization of the DTA is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law.  During fiscal 2015, the Company reversed its DTA valuation allowance related to the Company’s’ deferred tax assets as management deemed that it was no longer appropriate to carry a DTA valuation allowance as a result of changes in the factors considered by management when the Company initially established the valuation allowance. In reaching this determination, management considered, among other factors, the scheduled reversal of deferred tax assets and liabilities, taxes paid in carryback years, available tax planning strategies, the Company’s cumulative earnings during the past three years, including the Company’s recent financial performance, the improvement in the Company’s asset quality and financial condition, as well as projected earnings. As of June 30, 2016 and 2015, management deemed that a deferred tax asset valuation allowance related to the Company’s DTA was not necessary as compared to a valuation allowance of $8.5 million at June 30, 2014, respectively. See Note 15 of the Notes to the Consolidated Financial Statements included in Item 8., "Financial Statements and Supplementary Data" of this Form 10-K, for further discussion of the Company’s income taxes.

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

	Year Ended June 30,
	2017			2016			2015
	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost
				(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$369,757	$19,580	5.30%	$310,740	$16,779	5.40%	$282,841	$16,006	5.66%
Mortgage-backed securities	27,767	594	2.14	33,035	676	2.05	41,493	823	1.98
Investment securities	170	10	5.88	318	17	5.35	562	28	4.98
FHLB stock	2,551	75	2.94	1,491	22	1.48	5,544	7	—
Cash and cash equivalents	4,869	20	0.41	11,210	30	0.27	10,326	22	0.21
Total interest-earning assets	405,114	20,279	5.01	356,794	17,524	4.91	340,766	16,886	4.96
Noninterest earning assets	31,417			31,849			36,521
Total average assets	$436,531			$388,643			$377,287
Interest-bearing liabilities:
Savings deposits	44,202	67	0.15	44,160	67	0.15	41,220	62	0.15
Interest-bearing demand deposits	29,207	13	0.04	26,844	11	0.04	20,355	9	0.04
Money market accounts	76,163	305	0.40	61,949	105	0.17	68,245	100	0.15
Certificates of deposit	121,614	2,373	1.95	122,528	2,404	1.96	130,428	2,559	1.96
Total deposits	271,186	2,758	1.02	255,481	2,587	1.01	260,248	2,730	1.05
FHLB advances	51,497	563	1.09	25,816	243	0.94	13,049	346	2.65
Total interest-bearing liabilities	322,683	3,321	1.03	281,297	2,830	1.01	273,297	3,076	1.13
Noninterest-bearing liabilities	55,088			50,007			51,666
Total average liabilities	377,771			331,304			324,963
Average equity	58,760			57,339			52,324
Total liabilities and equity	$436,531			$388,643			$377,287
Net interest income			$16,958			$14,694			$13,810
Interest rate spread			3.98%			3.91%			3.83%
Net interest margin			4.19%			4.12%			4.05%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.5%			126.8%			124.7%
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

	At June 30, 2017	Year Ended June 30,
		2017	2016	2015
Weighted average yield on:
Loans receivable, net	5.13%	5.30%	5.40%	5.66%
Mortgage-backed securities	2.83	2.14	2.05	1.98
Investment securities	5.74	5.88	5.35	4.98
FHLB stock	3.19	2.94	1.48	0.13
Cash and cash equivalents	0.20	0.41	0.27	0.21
Total interest-earning assets	4.88	5.01	4.91	4.96
Weighted average rate paid on:
Savings accounts	0.15	0.15	0.15	0.15
Interest-bearing demand deposits	0.06	0.04	0.04	0.04
Money market accounts	0.44	0.40	0.17	0.15
Certificates of deposit	1.99	1.95	1.96	1.96
Total average deposits	1.12	1.02	1.01	1.05
FHLB advances	1.03	1.09	0.94	2.65
Total interest-bearing liabilities	0.95	1.03	1.01	1.13

Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest-bearing liabilities)	3.93	3.98	3.91	3.83

Net interest margin (net interest income (expense) as a percentage of average interest-earning assets)	N/A	4.19	4.12	4.05

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

	Year Ended June 30, 2017 Compared to June 30, 2016 Increase (Decrease) Due to			Year Ended June 30, 2016 Compared to June 30, 2015 Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(386)	$3,187	$2,801	$(806)	$1,579	$773
Mortgage-backed securities	26	(108)	(82)	21	(168)	(147)
Investment securities, FHLB stock and cash and cash equivalents	65	(29)	36	24	(12)	12
Total net change in income on interest-earning assets	$(295)	$3,050	$2,755	$(761)	$1,399	$638
Interest-bearing liabilities:
Savings accounts	$—	$—	$—	$1	$4	$5
Interest-bearing demand deposits	1	1	2	(1)	3	2
Money market accounts	176	24	200	14	(9)	5
Certificates of deposit	(13)	(18)	(31)	—	(155)	(155)
FHLB advances	78	242	320	(442)	339	(103)
Total net change in expense on interest-bearing liabilities	$242	$249	$491	$(428)	$182	$(246)
Net change in net interest income	$(537)	$2,801	$2,264	$(333)	$1,217	$884

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

We generally have found that a number of our deposit accounts are less rate sensitive than others.  Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them.  These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at June 30, 2017 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.  The current federal funds rate is 1.00 percent making an immediate change of -200 and -300 basis points improbable.

Basis Point Change in Rates	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets		Market Value of Assets (4)
	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)
	(Dollars in thousands)
300	$64,306	$(270)	(0.42)%	15.14%	0.70%	$424,829
200	65,091	515	0.80	15.04	0.60	432,656
100	65,278	702	1.09	14.83	0.39	440,206
Base	64,576	—	—	14.44	—	447,208
(100)	63,474	(1,102)	(1.71)	13.98	(0.46)	454,135
__________

(1)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.

(2)	Calculated as the net portfolio value divided by the market value of assets (“net portfolio value ratio”).

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

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at June 30, 2017, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
	(Dollars in thousands)
300	$21,211	$2,839	15.5%
200	20,337	1,965	10.7
100	19,396	1,024	5.6
Base	18,372	—	—
(100)	17,130	(1,242)	(6.8)

(1)	Represents the increase (decrease) of the estimated net interest income at the indicated change in interest rates compared to net interest income assuming no change in interest rates.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2017.  These amounts are based on daily averages.

	Within Six Months	Over Six Months to One Year	Over 1 - 3 Years	Over 3 - 5 Years	Over 5 - 10 Years	Over 10 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$160,120	$53,876	$97,625	$47,126	$20,141	$3,670	$382,558
Investments and other interest bearing deposits	2,219	2,041	6,759	4,978	9,676	2,065	27,738
Life insurance investment, net	20,030	—	—	—	—	—	20,030
Total rate sensitive assets	182,369	55,917	104,384	52,104	29,817	5,735	430,326
Interest-bearing liabilities:
Deposits	151,288	23,344	108,551	34,700	29,904	—	347,787
Borrowings	13,000	17,500	15,000	—	—	—	45,500
Total rate sensitive liabilities	164,288	40,844	123,551	34,700	29,904	—	393,287

Excess (deficiency) of interest sensitivity assets over interest sensitivity liabilities	18,081	15,073	(19,167)	17,404	(87)	5,735	37,039
Cumulative excess (deficiency) of interest sensitivity assets	18,081	33,154	13,987	31,391	31,304	37,039	—
Cumulative gap as a % of earning assets	4.20%	7.70%	3.25%	7.29%	7.27%	8.61%	—

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments.  At June 30, 2017, the total approved loan origination commitments outstanding amounted to $4.5 million and undisbursed construction loan commitments totaled $61.6 million. At the same date, unused lines of credit were $68.3 million. At June 30, 2017, cash and cash equivalents was $14.2 million and securities available for sale totaled $21.2 million. The Bank also maintains advance lines of credit with FHLB Des Moines, Pacific Coast Bankers Bank and the Federal Reserve totaling $111.3 million.

For purposes of determining our liquidity position, we use the liquidity ratio, a regulatory measure of liquidity calculated as the total of net cash, short-term, and marketable assets divided by net deposits and short-term liabilities. Our Board of Directors has established a liquidity ratio target of 10%.  During the year ended June 30, 2017, our average liquidity ratio was 8.69%, which indicates we were below the liquidity standard set by our Board. Our liquidity ratio was 8.97% at June 30, 2017. Management believes the Bank's current liquidity position is adequate to meet foreseeable short and long term liquidity requirements.

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

Certificates of deposit scheduled to mature in one year or less at June 30, 2017 totaled $42.0 million. We had no brokered deposits at June 30, 2017. Management’s policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Recently we have targeted certain deposit rates at a lower level as part of our efforts to reduce higher costing certificates of deposits as part of our overall capital and liquidity strategy. Based on historical experience, we believe that a significant portion of maturing deposits will remain with Anchor Bank. In addition, we had the ability at June 30, 2017 to borrow an additional $111.3 million from the FHLB of Des Moines. We also have a line of credit with the Federal Reserve Bank of San Francisco for $1.0 million which is collateralized with securities and a line of credit for $5.0 million with Pacific Coast Bankers Bank.

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

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. The Company's primary sources of income are dividends from the Bank, ESOP loan payments and ESOP loan interest income. During the year ended June 30, 2017, the Bank paid a $1.3 million dividend to the Company. The payment is being used for the Company's general corporate purposes, including supporting the Company's ongoing operations. At June 30, 2017, the Company (on an unconsolidated basis) had liquid assets of $2.8 million.

Contractual Obligations

Through the normal course of operations, we have entered into certain contractual obligations. Our obligations generally relate to funding of operations through deposits and borrowings as well as leases for premises. Lease terms generally cover a five-year period, with options to extend, and are non-cancelable.

At June 30, 2017, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)
Certificates of deposit	$42,051	$88,867	$13,591	$—	$144,509
FHLB advances	30,500	15,000	—	—	45,500
Operating leases	144,000	126,000	—	—	270,000
Other long-term liabilities (1)	166,219	332,438	324,997	2,204,451	3,028,105
Total contractual obligations	$382,770	$562,305	$338,588	$2,204,451	$3,488,114

(1) Maximum payments related to our employee benefit plan, assuming all future vesting conditions are met. Additional information about the employee benefit plan is provided in Note 11 of the Notes to Consolidated Financial Statements included in Item 8., "Financial Statements and Supplementary Data" of this Form 10-K

Commitments and Off-Balance Sheet Arrangements

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

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of June 30, 2017:

	Amount of Commitment Expiration - Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$4,467	$4,467
Undisbursed portion of construction loans	61,603	61,603
Total loan commitments	$66,070	$66,070

Line of Credit
Fixed rate (3)	$22,847	$2,316
Adjustable rate	68,331	13,658
Undisbursed balance of loans closed	$91,178	$15,974

(1) Interest rates on fixed rate loans range from 2.99% to 7.38%.
(2) At June 30, 2017 there was $136 in reserves for unfunded commitments.
(3) Includes standby letters of credit.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. Anchor Bank’s total regulatory capital was $63.8 million at June 30, 2017, or 13.8%, of total assets on that date. As of June 30, 2017, Anchor Bank exceeded all regulatory capital requirements to be considered well capitalized as of that date. The Bank's regulatory capital ratios at June 30, 2017 were as follows: Tier 1 capital 13.0%; common equity Tier 1 capital ("CET1")14.1%, Tier 1 (core) risk-based capital 14.1%; and total risk-based capital 15.1%. The regulatory capital requirements to be considered well capitalized are 5%, 6.5%, 8% and 10%, respectively.  Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage Capital, CET1, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 14.0%, 15.2%, 15.2%, and 16.2%, respectively, as of June 30, 2017.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date; a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The effect of the adoption will depend on leases at time of adoption. Once adopted, we expect to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, however, based on current leases the adoption is not expected to have a material impact on the Company's consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The ASU is effective for annual and interim periods beginning after December 15, 2016. The adoption of ASU No. 2016-09 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations. The amendments in this ASU provide more detailed guidance on the revenue recognition standard including additional implementation guidance and examples of identifying performance obligations and licenses of intellectual property. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within that year. The effective date, transition requirements and impact on the Company's consolidated financial statements for this ASU are the same as those described in FASB ASU No. 2016-08 above.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this ASU clarified several key areas of the revenue recognition standard including accessing collectability, presenting sales taxes and other similar taxes collected from customers, noncash consideration, contract modification at transitions, completed contracts at transition, and disclosing the accounting change in the period of adoption. The effective date, transition requirements and impact on the Company's consolidated financial statements for this ASU are the same as described in FASB ASU No. 2016-08 above.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Once adopted, we expect our allowance for loan losses to increase, however, until our evaluation is complete the magnitude of the increase will not be known.

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

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update). This ASU amends the Codification for SEC staff announcements made at recent Emerging Issues Task Force (EITF) meetings. The SEC staff view is that a registrant should evaluate ASU updates that have not yet been adopted to determine the appropriate financial disclosures about the potential material effects of the ASU on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact of an ASU, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. The SEC staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies expected to be applied compared to current accounting policies. Also, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments specifically addressed recent ASU amendments to Topic 326, Financial Instruments - Credit Losses; Topic 842, Leases; and Topic 606, Revenue from Contracts with Customers; although, the amendments apply to any subsequent amendments to guidance in the ASU. The Company has adopted the amendments in this ASU and appropriate disclosures have been included in this Note for each recently issued accounting standard.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity on the guidance related to stock compensation when there has been changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting under ASC 718. The ASU provides the three following criteria must be met in order to not account for the effect of the modification of terms or conditions: the fair value, the vesting conditions and the classification as an equity or liability instrument of the modified award is the same as the original award immediately before the original award is modified. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU No. 2017-09 is not expected to have a material impact on the Company's consolidated financial statements.

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

We have audited the accompanying consolidated statements of financial condition of Anchor Bancorp (the Company) as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the three years in the period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anchor Bancorp as of June 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Everett, Washington
September 15, 2017

84

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	June 30,
	2017	2016
ASSETS
Cash and cash equivalents	$14,194	$8,320
Securities available-for-sale, at fair value, amortized cost of $21,391 and $23,550	21,170	23,665
Securities held-to-maturity, at amortized cost, fair value of $4,954 and $6,425	4,949	6,291
Loans held for sale	1,551	1,864
Loans receivable, net of allowance for loan losses of $4,106 and $3,779	377,908	347,351
Life insurance investment, net of surrender charges	20,030	19,515
Accrued interest receivable	1,332	1,182
Real estate owned, net	867	373
Federal Home Loan Bank ("FHLB") stock, at cost	2,348	2,959
Property, premises, and equipment, at cost, less accumulated depreciation of $11,971 and $11,382	9,360	10,001
Deferred tax asset, net	8,011	8,870
Prepaid expenses and other assets	805	1,113
Total assets	$462,525	$431,504
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$52,606	$50,781
Interest-bearing	292,581	250,113
Total deposits	345,187	300,894

FHLB advances	45,500	62,000
Advance payments by borrowers for taxes and insurance	1,195	1,114
Supplemental Executive Retirement Plan liability	1,709	1,691
Accounts payable and other liabilities	3,083	2,609
Total liabilities	396,674	368,308
Commitments and Contingencies (Note 17)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, authorized 45,000,000 shares; 2,504,740 issued and outstanding at June 30, 2017, and 2,550,000 issued and 2,515,803 outstanding at June 30, 2016, respectively	25	25
Additional paid-in capital	22,619	22,157
Retained earnings	44,585	42,235
Unearned Employee Stock Ownership Plan ("ESOP") shares	(607)	(672)
Accumulated other comprehensive loss, net of tax	(771)	(549)
Total stockholders’ equity	65,851	63,196
Total liabilities and stockholders’ equity	$462,525	$431,504

 See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended June 30, 2017, 2016, and 2015
(Dollars in thousands, except per share data)

	Years Ended June 30,
	2017	2016	2015
Interest income:
Loans receivable, including fees	$19,580	$16,779	$16,006
Securities	105	69	57
Mortgage-backed securities	594	676	823
Total interest income	20,279	17,524	16,886
Interest expense:
Deposits	2,758	2,587	2,730
FHLB advances	563	243	346
Total interest expense	3,321	2,830	3,076
Net interest income before provision for loan losses	16,958	14,694	13,810
Provision for loan losses	310	340	—
Net interest income after provision for loan losses	16,648	14,354	13,810
Noninterest income
Deposit service fees	1,330	1,347	1,381
Other deposit fees	751	721	735
Gain on sale of investments	—	—	47
Other loan fees	832	707	588
Gain (loss) on sale of loans	183	158	(15)
Increase in cash surrender value of life insurance investment	515	540	1,019
Other income	653	732	748
Total noninterest income	4,264	4,205	4,503
Noninterest expense
Compensation and benefits	9,019	9,708	8,003
General and administrative expenses	2,944	3,175	2,663
Merger expenses	406	—	—
Real estate owned holding costs	48	146	299
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	145	264	342
Information technology	2,105	1,760	1,739
Occupancy and equipment	1,889	1,875	1,944
Deposit services	462	477	570
Marketing	564	674	710
Loss on sale of property, premises and equipment	—	4	820
Gain on sale of real estate owned	(59)	(58)	(283)
Total noninterest expense	17,523	18,025	16,807
Income before provision (benefit) for income taxes	3,389	534	1,506
Provision (benefit) for income taxes	1,039	39	(8,321)
Net income	$2,350	$495	$9,827
Basic earnings per share	$0.98	$0.20	$3.97
Diluted earnings per share	$0.97	$0.20	$3.97

See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended June 30, 2017, 2016, and 2015
(Dollars in thousands, except share data)

	Years Ended June 30,
	2017	2016	2015
NET INCOME	$2,350	$495	$9,827
OTHER COMPREHENSIVE INCOME, net of tax
Unrealized holding (loss) gain on available-for-sale securities during the period, net of tax benefit of $(115), $84, and $9, respectively	(222)	162	96
Adjustment for realized gains included in net income	—	—	(47)
Other comprehensive income, net of tax	(222)	162	49
COMPREHENSIVE INCOME	$2,128	$657	$9,876

See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2017, 2016, and 2015
(Dollars in thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP shares	Accumulated Other Comprehensive Income (Loss), net of tax	Total Stockholders’ Equity
Balance at June 30, 2014	2,550,000	$25	$23,293	$31,913	$(797)	$(760)	$53,674

Net income	—	—	—	9,827	—	—	9,827
Other comprehensive income net of tax	—	—	—	—	—	49	49
ESOP shares allocated	—	—	111	—	61	—	172

Balance at June 30, 2015	2,550,000	$25	$23,404	$41,740	$(736)	$(711)	$63,722

Net income	—	$—	$—	$495	$—	$—	$495
Other comprehensive income net of tax	—	—	—	—	—	162	162
Repurchase and retirement of common stock	(127,500)	—	(2,952)	—	—	—	(2,952)
Compensation related to restricted stock awards	—	—	1,822	—	—	—	1,822
Issuance of new shares related to stock award plan, net	97,903	—	(216)	—	—	—	(216)
Restricted stock forfeitures and canceled	(4,600)	—	—	—	—	—	—
ESOP shares allocated	—	—	99	—	64	—	163

Balance at June 30, 2016	2,515,803	$25	$22,157	$42,235	$(672)	$(549)	$63,196

Net income	—	$—	$—	$2,350	$—	$—	$2,350
Other comprehensive income net of tax	—	—	—	—	—	(222)	(222)
Compensation related to restricted stock awards	—	—	636	—	—	—	636
Issuance of new shares related to stock award plan, net	—	—	(285)	—	—	—	(285)
Restricted stock forfeitures and canceled	(11,063)	—	—	—	—	—	—
ESOP shares allocated	—	—	111	—	65	—	176

Balance at June 30, 2017	2,504,740	$25	$22,619	$44,585	$(607)	$(771)	$65,851

See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2017, 2016, and 2015
(In thousands)

	Year Ended June 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,350	$495	$9,827
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	703	650	665
Net amortization of premiums on securities	294	411	576
Provision for loan losses	310	340	—
ESOP expense	176	163	172
Real estate owned impairment	—	83	32
Deferred income taxes provision (benefit)	1,018	(87)	148
Stock compensation expense	636	1,822	—
Increase in cash surrender value of life insurance investment	(515)	(540)	(1,019)
(Gain) loss on sale of loans	(183)	(158)	15
Gain on sale of investments	—	—	(47)
Originations of loans held for sale	(15,902)	(8,925)	(1,572)
Proceeds from sale of loans held for sale	12,862	7,724	1,053
Loss on sale of property, premises, and equipment	—	4	820
Gain on sale of real estate owned	(59)	(58)	(283)
Changes in operating assets and liabilities:
Accrued interest receivable	(150)	(113)	167
Prepaid expenses and other assets	308	1,579	370
Change in deferred tax asset reserve	—	—	(8,469)
Supplemental Executive Retirement Plan ("SERP")	18	(123)	99
Accounts payable and other liabilities	474	(271)	(1,534)
Net cash provided by operating activities	2,340	2,996	1,020
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	852	250	2,335
Principal repayments on mortgage-backed securities available-for-sale	4,573	5,535	6,549
Principal repayments on mortgage-backed securities held-to-maturity	1,284	1,277	1,137
Loan originations, net of undisbursed loan proceeds and principal repayments	(31,823)	(64,796)	(3,392)
Proceeds from sale of real estate owned	510	973	6,789
Capital improvements on real estate owned	—	—	(27)
Proceeds from sale of property, premises, and equipment, net	—	2	2
Purchase of fixed assets	(62)	(287)	(1,303)
Redemption (purchase) of FHLB stock	611	(2,106)	5,193
Net cash provided by investing activities	(24,055)	(59,152)	17,283

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended June 30, 2017, 2016, and 2015
(In thousands)

	Year Ended June 30,
	2017	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	44,293	1,082	(11,222)
Net change in advance payments by borrowers for taxes and insurance	81	112	111
Proceeds from FHLB advances	90,600	103,000	36,110
Repayment of FHLB advances	(107,100)	(51,000)	(43,610)
Repurchase and retirement of common stock	—	(2,952)	—
Net share settlement of stock awards	(285)	(216)	—
Net cash used for financing activities	$27,589	$50,026	$(18,611)
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,874	(6,130)	(308)
Beginning of period	8,320	14,450	14,758
End of period	$14,194	$8,320	$14,450
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,322	$2,789	$3,119
Income taxes	$65	$126	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Noncash investing activities:
Net loans transferred to real estate owned	$945	$574	$2,241
Unrealized holding (loss) gain on available-for-sale securities, net of tax	$(222)	$162	$96
Loans securitized into mortgage-backed securities	$3,536	$—	$—
Transfer of receivable related to proceeds from death benefit to other assets	$—	$—	$1,545

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

Segment Information - The Bank’s operations include commercial banking services, such as lending activities, deposit products, and other cash management services. The performance of the Bank is reviewed by the Board of Directors and Senior Management Committee. The Senior Management Committee, which is the senior decision-making group of the Bank, is composed of four members, including the President and Chief Executive Officer, the Executive Vice President, Chief Financial Officer, and Treasurer, the Executive Vice President and Chief Lending Officer, and the Executive Vice President and Chief Credit Officer. The Company’s activities are considered to be a single industry segment for financial reporting purposes.

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

Subsequent events - The Company has evaluated events and transactions subsequent to June 30, 2017 for potential recognition or disclosure.

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

Restricted assets - Federal Reserve regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank of San Francisco ("FRB"). The amount required to be on deposit was $2.0 million and $1.9 million at June 30, 2017 and 2016, respectively. The Bank was in compliance with this requirement at June 30, 2017 and 2016.

Investment securities - Securities are classified as held-to-maturity when the Company has the ability and positive intent to hold them to maturity. Securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Securities bought and held principally for the purpose of sale in the near term are classified as trading securities and are carried at fair value. There were no trading securities at June 30, 2017 and 2016. Securities not classified as trading or held-to-maturity are classified as available-for-sale. Unrealized holding gains and losses on securities available-for-sale are excluded from earnings and are reported net of tax as a separate component of equity until realized. These unrealized holding gains and losses, net of tax, are also included as a component of comprehensive income. Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Amortization of premiums and accretion of discounts are recognized into interest income using the effective interest method over the period to maturity.

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

Federal Home Loan Bank stock - The Bank’s investment in FHLB stock is carried at cost, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At June 30, 2017 and 2016, the Bank’s minimum investment requirement was $2.3 million and $3.0 million, respectively. The Bank was in compliance with the FHLB minimum investment requirement at June 30, 2017 and 2016.

Management evaluates FHLB stock for impairment as needed. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, management determined that there was no impairment of FHLB stock at June 30, 2017 and 2016, respectively.

Securitizations - The Bank historically has securitized and services interests in residential home loans. The Bank has securitized these loans through the Federal Home Loan Mortgage Corporation ("FHLMC"). Of the total serviced loan portfolio of $74.8 million and $76.9 million at June 30, 2017 and 2016, $19.6 million and $20.4 million, respectively, represent securitized loans. The loans have been sold without recourse, servicing retained. There were three new securitizations during the year ended June 30, 2017 totaling $3.5 million and no new securitizations for the year ended June 30, 2016. All principal, interest, late fees, and escrow payments are collected and remitted to the investor daily.

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

Mortgage servicing rights are amortized in proportion to, and over, the estimated period that net servicing income will be collected. The carrying value of mortgage servicing rights is periodically evaluated in relation to estimated future cash flows to be received, and such carrying value is adjusted for indicated impairments based on management’s best estimate of the remaining cash flows. The Bank has stratified its mortgage servicing rights based on whether the loan was sold or securitized and the interest rate of the underlying loans. The Bank uses the direct write-down method for mortgage servicing rights where the serviced loan has been

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

paid off. The mortgage servicing asset was $232,000 and $206,000 at June 30, 2017 and 2016, respectively, and is included in prepaid expenses and other assets in the consolidated statements of financial condition and is not considered material to the consolidated financial statements.

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

Marketing costs - The Company expenses marketing costs as they are incurred. Total marketing expenses were $564,000, $674,000, and $710,000 for the years ended June 30, 2017, 2016, and 2015, respectively.

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Recently issued accounting pronouncements - In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date; a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The effect of the adoption will depend on leases at time of adoption. Once adopted, we expect to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, however, based on current leases the adoption is not expected to have a material impact on the Company's consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The ASU is effective for annual and interim periods beginning after December 15, 2016. The adoption of ASU No. 2016-09 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations. The amendments in this ASU provide more detailed guidance on the revenue recognition standard including additional implementation guidance and examples of identifying performance obligations and licenses of intellectual property. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within that year. The effective date, transition requirements and impact on the Company's consolidated financial statements for this ASU are the same as those described in FASB ASU No. 2016-08 above.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this ASU clarified several key areas of the revenue recognition standard including accessing collectability, presenting sales taxes and other similar taxes collected from customers, noncash consideration, contract modification at transitions, completed contracts at transition, and disclosing the accounting change in the period of adoption. The effective date, transition requirements and impact on the Company's consolidated financial statements for this ASU are the same as described in FASB ASU No. 2016-08 above.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Once adopted, we expect our allowance for loan losses to increase, however, until our evaluation is complete the magnitude of the increase will not be known.

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

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update). This ASU amends the Codification for SEC staff announcements made at recent Emerging Issues Task Force (EITF) meetings. The SEC staff view is that a registrant should evaluate ASU updates that have not yet been adopted to determine the appropriate financial disclosures about the potential material effects of the ASU on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact of an ASU, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. The SEC staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies expected to be applied compared to current accounting policies. Also, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments specifically addressed recent ASU amendments to Topic 326, Financial Instruments - Credit Losses; Topic 842, Leases; and Topic 606, Revenue from Contracts with Customers; although, the amendments apply to any subsequent amendments to guidance in the ASU. The Company has adopted the amendments in this ASU and appropriate disclosures have been included in this Note for each recently issued accounting standard.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity on the guidance related to stock compensation when there has been changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting under ASC 718. The ASU provides the three following criteria must be met in order to not account for the effect of the modification of terms or conditions: the fair value, the vesting conditions and the classification as an equity or liability instrument of the modified award is the same as the original award immediately before the original award is modified. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU No. 2017-09 is not expected to have a material impact on the Company's consolidated financial statements.

Note 2 - Proposed Merger with Washington Federal

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

The completion of the Merger is subject to customary conditions, including approval of the Merger Agreement by the Company's shareholders, by the holders of at least two thirds of the outstanding shares of the Company's common stock, and the receipt of all required regulatory approvals. The Merger is expected to be completed in the fourth calendar quarter of 2017.

Note 3 - Securities

The amortized cost and estimated fair market values of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Securities available-for-sale
Municipal bonds	$165	$—	$—	$165
Mortgage-backed securities:
FHLMC (1)	11,140	88	(125)	11,103
FNMA (2)	9,532	—	(169)	9,363
GNMA (3)	554	—	(15)	539
	$21,391	$88	$(309)	$21,170
Securities held-to-maturity
Mortgage-backed securities:
FHLMC (1)	2,212	53	(52)	2,213
FNMA (2)	1,209	71	(23)	1,257
GNMA (3)	1,528	—	(44)	1,484
	$4,949	$124	$(119)	$4,954

(1) Federal Home Loan Mortgage Corporation (Freddie Mac)
(2) Federal National Mortgage Association (Fannie Mae)
(3) Government National Mortgage Association (Ginnie Mae)

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Securities available-for-sale
Municipal bonds	$175	$—	$—	$175
Mortgage-backed securities:
FHLMC	9,442	161	(44)	9,559
FNMA	13,199	67	(62)	13,204
GNMA	734	—	(7)	727
	$23,550	$228	$(113)	$23,665
Securities held-to-maturity
Municipal bonds	$—	$—	$—	$—
Mortgage-backed securities:
FHLMC	2,793	72	(20)	2,845
FNMA	1,513	103	(3)	1,613
GNMA	1,985	5	(23)	1,967
	$6,291	$180	$(46)	$6,425

There were 47 and 24 securities in an unrealized loss position at June 30, 2017 and 2016, respectively. The unrealized losses on investments in debt securities relate principally to the general change in interest rates in changing market conditions and not credit quality that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities prior to their maturity. We do expect to recover the entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of June 30, 2017 and 2016 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$2,626	$(25)	$3,185	$(100)	$5,811	$(125)
FNMA	4,578	(29)	4,563	(140)	9,141	(169)
GNMA	—	—	539	(15)	539	(15)
	$7,204	$(54)	$8,287	$(255)	$15,491	$(309)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$1,548	$(52)	$1,548	$(52)
FNMA	—	—	539	(23)	539	(23)
GNMA	840	(13)	645	(31)	1,485	(44)
	$840	$(13)	$2,732	$(106)	$3,572	$(119)

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$710	$(5)	$4,031	$(39)	$4,741	$(44)
FNMA	855	(1)	5,900	(61)	6,755	(62)
GNMA	—	—	727	(7)	727	(7)
	$1,565	$(6)	$10,658	$(107)	$12,223	$(113)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$1,973	$(20)	$1,973	$(20)
FNMA	—	—	684	(3)	684	(3)
GNMA	—	—	989	(23)	989	(23)
	$—	$—	$3,646	$(46)	$3,646	$(46)

Contractual maturities of securities at June 30, 2017 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	Amortized Cost	Fair Value
June 30, 2017
Securities available-for-sale
Municipal bonds:
Due after ten years	$165	$165
Mortgage-backed securities:
FHLMC	11,140	11,103
FNMA	9,532	9,363
GNMA	554	539
	$21,391	$21,170

Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$2,212	$2,213
FNMA	1,209	1,257
GNMA	1,528	1,484
	$4,949	$4,954

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Sales, maturities, and calls of securities for the years presented are summarized as follows:

	Year Ended June 30,
	2017	2016	2015
Proceeds from sales	$—	$—	$2,355
Proceeds from maturities and calls	852	250	—
Gross realized gains	—	—	65
Gross realized losses	—	—	(18)

Pledged securities at the dates indicated are summarized as follows:

	June 30, 2017		June 30, 2016
Pledged to secure:	Book Value	Fair Value	Book Value	Fair Value
Certain public deposits	$5,143	$5,172	$12,575	$12,719
FHLB borrowings	977	1,009	1,302	1,358
Federal Reserve borrowing line	852	840	973	978

Note 4 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	June 30,
	2017	2016
Real estate:
One-to-four family	$59,735	$61,230
Multi-family	60,500	53,742
Commercial	155,525	149,527
Construction	49,151	21,793
Land	8,054	6,839
Total real estate	332,965	293,131
Consumer:
Home equity	13,991	16,599
Credit cards	2,596	2,969
Automobile	627	597
Other consumer	1,524	1,933
Total consumer	18,738	22,098

Commercial business	31,603	36,848
Total loans	383,306	352,077
Less:
Deferred loan fees and loan premiums, net	1,292	947
Allowance for loan losses	4,106	3,779
Loans receivable, net	$377,908	$347,351

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

A summary of activity in the allowance for loan losses follows:

	June 30,
	2017	2016	2015
Beginning balance	$3,779	$3,721	$4,624
Provision for losses	310	340	—
Charge-offs	(324)	(957)	(1,497)
Recoveries	341	675	594
Ending balance	$4,106	$3,779	$3,721
The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2017:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Beginning balance	$798	$454	$1,333	$271	$75	$516	$332	$—	$3,779
Provision (benefit) for loan losses	(494)	126	330	327	45	(1)	(23)	—	310
Charge-offs	(21)	—	(110)	—	—	(193)	—	—	(324)
Recoveries	212	—	13	53	—	56	7	—	341
Ending balance	$495	$580	$1,566	$651	$120	$378	$316	$—	$4,106

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2016:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,113	$95	$262	$247	$75	$445	$1,405	$79	$3,721
Provision (benefit) for loan losses	(251)	353	1,295	(325)	—	343	(996)	(79)	340
Charge-offs	(258)	—	(225)	—	—	(390)	(84)	—	(957)
Recoveries	194	6	1	349	—	118	7	—	675
Ending balance	$798	$454	$1,333	$271	$75	$516	$332	$—	$3,779

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2015:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,550	$229	$682	$190	$74	$587	$1,231	$81	$4,624
Provision (benefit) for loan losses	(5)	25	(80)	(197)	1	94	164	(2)	—
Charge-offs	(561)	(159)	(340)	—	—	(351)	(86)	—	(1,497)
Recoveries	129	—	—	254	—	115	96	—	594
Ending balance	$1,113	$95	$262	$247	$75	$445	$1,405	$79	$3,721

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2017:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
With no allowance recorded
One-to-four family	$1,818	$1,991	$—
Commercial real estate	1,992	1,992	—
Home equity	299	303	—
Commercial business	606	668	—
With an allowance recorded
One-to-four family	3,210	3,220	143
Land	311	311	22
Home equity	262	262	32
Commercial business	23	23	1
Total
One-to-four family	5,028	5,211	143
Commercial real estate	1,992	1,992	—
Land	311	311	22
Home equity	561	565	32
Commercial business	629	691	1
Total	$8,521	$8,770	$198

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the year ended June 30, 2017:

	Year Ended June 30, 2017

	Average Recorded Investment	Interest Income Recognized
With no allowance recorded
One-to-four family	$1,934	$51
Commercial real estate	1,156	93
Land	87	—
Home equity	180	12
Commercial business	335	43
With an allowance recorded
One-to-four family	5,222	147
Land	314	19
Home equity	315	13
Commercial business	74	2
Total
One-to-four family	7,156	198
Commercial real estate	1,156	93
Land	401	19
Home equity	495	25
Commercial business	409	45
Total	$9,617	$380

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2017:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Ending balance	$495	$580	$1,566	$651	$120	$378	$316	$—	$4,106
Ending balance: individually evaluated for impairment	143	—	—	—	22	32	1	—	198
Ending balance: collectively evaluated for impairment	$352	$580	$1,566	$651	$98	$346	$315	$—	$3,908

Loans receivable:
Ending balance	$59,735	$60,500	$155,525	$49,151	$8,054	$18,738	$31,603	$—	$383,306
Ending balance: individually evaluated for impairment	5,028	—	1,992	—	311	561	629	—	8,521
Ending balance: collectively evaluated for impairment	$54,707	$60,500	$153,533	$49,151	$7,743	$18,177	$30,974	$—	$374,785

(1)	Consumer loans include home equity, credit cards, auto and other consumer loans.

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

The following table presents the recorded investment in nonaccrual and loans past due 90 days still on accrual by type of loans as of the dates indicated:

	June 30,
	2017	2016
One-to-four family	$1,170	$1,539
Commercial real estate	1,992	319
Home equity	242	16
Other consumer	—	1
Commercial business	300	97
Total	$3,704	$1,972

The table above includes $3.7 million in nonaccrual and no loans past due 90 days or more and still accruing interest, net of partial loan charge-offs at June 30, 2017. There were $2.0 million in nonaccrual and no loans past due 90 days or more and still accruing interest, net of partial loan charge-offs at June 30, 2016.

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents past due loans, net of partial loan charge-offs, by class of loans, as of June 30, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans

One-to-four family	$15	$—	$1,170	$1,185	$58,550	$59,735
Multi-family	—	—	—	—	60,500	60,500
Commercial real estate	187	—	1,992	2,179	153,346	155,525
Construction	—	—	—	—	49,151	49,151
Land	—	—	—	—	8,054	8,054
Home equity	16	4	242	262	13,729	13,991
Credit cards	13	—	—	13	2,583	2,596
Automobile	—	—	—	—	627	627
Other consumer	—	8	—	8	1,516	1,524
Commercial business	107	—	300	407	31,196	31,603
Total	$338	$12	$3,704	$4,054	$379,252	$383,306
(1) Includes loans on nonaccrual status, that may be less than 90 days contractually past due.

The following table presents past due loans, net of partial loan charge-offs, by class of loans as of June 30, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans

One-to-four family	$566	$623	$1,539	$2,728	$58,502	$61,230
Multi-family	—	—	—	—	53,742	53,742
Commercial real estate	—	—	319	319	149,208	149,527
Construction	—	—	—	—	21,793	21,793
Land	—	—	—	—	6,839	6,839
Home equity	14	8	16	38	16,561	16,599
Credit cards	77	—	—	77	2,892	2,969
Automobile	1	—	—	1	596	597
Other consumer	12	—	1	13	1,920	1,933
Commercial business	—	—	97	97	36,751	36,848
Total	$670	$631	$1,972	$3,273	$348,804	$352,077
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

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table represents the internally assigned grade as of June 30, 2017, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
Grade:
Pass	$57,075	$59,973	$150,762	$49,151	$7,743	$13,202	$2,583	$627	$1,510	$29,972	$372,598
Watch	984	527	2,771	—	311	361	13	—	6	1,224	6,197
Special Mention	646	—	—	—	—	36	—	—	1	107	790
Substandard	1,030	—	1,992	—	—	392	—	—	7	300	3,721
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$59,735	$60,500	$155,525	$49,151	$8,054	$13,991	$2,596	$627	$1,524	$31,603	$383,306

The following table represents the internally assigned grade as of June 30, 2016, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
Grade:
Pass	$52,438	$53,002	$146,587	$21,793	$6,349	$15,377	$2,892	$542	$1,839	$35,149	$335,968
Watch	4,875	740	1,978	—	316	836	77	55	94	1,005	9,976
Special Mention	1,789	—	644	—	174	220	—	—	—	533	3,360
Substandard	2,128	—	318	—	—	166	—	—	—	161	2,773
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$61,230	$53,742	$149,527	$21,793	$6,839	$16,599	$2,969	$597	$1,933	$36,848	$352,077

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table represents TDRs by accrual versus nonaccrual status and by class of loans as of June 30, 2017:

	June 30, 2017
	Accrual Status	Nonaccrual Status	Total Modifications

One-to-four family	$3,622	$131	$3,753
Land	311	—	311
Home equity	169	—	169
Commercial business	87	—	87
Total	$4,189	$131	$4,320

The following table represents TDRs by accrual versus nonaccrual status and by class of loans as of June 30, 2016:

	June 30, 2016
	Accrual Status	Nonaccrual Status	Total Modifications

One-to-four family	$7,503	$411	$7,914
Land	490	—	490
Home equity	261	—	261
Commercial business	90	—	90
Total	$8,344	$411	$8,755

There were no new TDR loans, or renewals or modifications of existing TDR loans during the year ended June 30, 2017.

The following tables present TDRs and their recorded investment prior to the modification and after the modification for TDR transactions that originated during the years ended June 30, 2016 and 2015:

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

There were no TDRs for which there was a payment default within the first 12 months of modification during the years ended June 30, 2017, 2016 and 2015. No additional funds are committed to be advanced in connection with impaired loans at June 30, 2017.

Note 5 - Real Estate Owned, net

The following table is a summary of REO for the years ended June 30, 2017, 2016 and 2015:

	Year Ended June 30,

	2017	2016	2015

Balance at the beginning of the period	$373	$797	$5,067
Net loans transferred to real estate owned	945	574	2,241
Capitalized improvements	—	—	27
Gross proceeds from sale of REO	(510)	(973)	(6,789)
Gain on sale of REO	59	58	283
Impairments	—	(83)	(32)
Balance at the end of the period	$867	$373	$797

At June 30, 2017 and 2016, the Bank had $777,000 and $251,000, respectively, of foreclosed residential real estate property in REO. The recorded investment in mortgage loans collateralized by residential real estate in the process of foreclosure totaled $251,000 and $231,000 for June 30, 2017 and 2016, respectively.

Note 6 - Property, Premises, and Equipment

Property, premises, and equipment owned by the Bank are summarized as follows:

	June 30,
	2017	2016
Land	$2,192	$2,192
Building and improvements	14,372	14,372
Furniture and fixtures	3,717	3,778
Automobiles	345	345
Software	705	619
Leasehold improvements	—	77
	21,331	21,383
Less accumulated depreciation and amortization	(11,971)	(11,382)
Property, premises, and equipment, net of depreciation and amortization	$9,360	$10,001

Depreciation and amortization expense for the years ended June 30, 2017, 2016 and 2015, was $703,000, $650,000 and $665,000, respectively.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 7 - Deposits

Deposits consist of the following:

	June 30,
	2017		2016
	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$52,606	15.3%	$50,781	16.8%
Interest-bearing demand deposits, weighted-average rate of 0.04% and 0.04% in fiscal 2017 and fiscal 2016, respectively	31,464	9.1	27,419	9.1
Savings deposits, weighted-average rate of 0.15% in fiscal 2017 and 0.15% in fiscal 2016	43,454	12.6	44,986	15.0
Money market accounts, weighted-average rate of 0.40% and 0.15% in fiscal 2017 and fiscal 2016, respectively	73,154	21.2	59,270	19.7
Certificates of deposit
0.00 to 3.49%	128,880	37.3	97,788	32.5
3.50 to 5.49%	15,629	4.5	20,650	6.9
Total of certificates of deposit	144,509	41.8	118,438	39.4
Total deposits	$345,187	100.0%	$300,894	100.0%
Certificates of deposit in denominations of $250,000 or more totaled $26.8 million and $17.3 million at June 30, 2017 and 2016, respectively. Included in deposits at June 30, 2017 and 2016, were $9.3 million and $8.7 million, respectively, of public funds. There were no brokered deposits at June 30, 2017 or 2016.

As of June 30, 2017, certificates of deposit mature as follows:

Year Ended June 30,
Amount

2018	$42,051
2019	76,992
2020	11,875
2021	6,283
Thereafter	7,308
$144,509

Note 8 - Borrowings

The Bank is a member of the FHLB of Des Moines. Based on eligible collateral, consisting of loans at June 30, 2017 and 2016, the total amount available under this line of credit was $162.8 million and $146.9 million, respectively. The total balance of loans pledged at June 30, 2017 and 2016 was $260.1 million and $236.7 million, respectively.  The total balance of advances outstanding was $45.5 million and $62.0 million at June 30, 2017 and 2016. The net remaining amounts available as of June 30, 2017 and 2016 were $111.3 million and $84.9 million, respectively. Borrowings generally provide for interest at the then-current published rates. FHLB advances (at weighted-average interest rates of 1.16% and 0.93% at June 30, 2017 and 2016, respectively) and lines of credit are scheduled to mature as follows:

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	June 30,
	2017	2016
One year or less	$30,500	$24,500
After one year through three years	7,500	30,000
More than three years	7,500	7,500
	$45,500	$62,000

Advances from the FHLB are collateralized by all FHLB stock owned by the Bank, deposits with the FHLB, certain investments, and all loans as described in the Advances, Pledge, and Security Agreement with the FHLB. The maximum and average outstanding advances and lines of credit from the FHLB are as follows:

	June 30,
	2017	2016
Highest outstanding advances at month-end for the previous 12 months	$63,000	$62,000
Average outstanding	$51,817	$29,875

The Bank also maintains a short-term borrowing line with the Federal Reserve with total credit based on eligible collateral. As of June 30, 2017, the Bank had a borrowing capacity of $1.0 million, of which none was outstanding. Additionally the Bank has a $5.0 million borrowing line with Pacific Coast Bankers' Bank of which none was outstanding at June 30, 2017 and 2016.

Note 9 - Employee Benefit Plans

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

Compensation expense related to the ESOP for the years ended June 30, 2017, 2016 and 2015 was $176,000, $163,000 and $172,000 respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	June 30,
	2017	2016

Allocated shares	46,631	39,748
Unallocated shares	55,369	62,252
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,387	$1,471

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 10 - Stock-Based Compensation

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

As of June 30, 2017, awards for restricted stock totaling 87,572 shares were outstanding and no restricted stock units or stock options have been granted under the Plan. Awarded shares of restricted stock typically vest over various periods as long as the director, advisory director, directors emeriti, officer or employee remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

For the year ended June 30, 2017 total compensation expense for the Plan was $636,000 and the related income tax benefit was $216,000.

The following tables provide a summary of changes in non-vested restricted stock awards for the year ended June 30, 2017:

	For the Year Ended June 30, 2017

		Weighted-Average Grant Date Fair Value
	Shares
Non-vested at July 1, 2016	70,844	$25.69
Granted	—	—
Vested	(21,357)	25.62
Forfeited and canceled	(11,063)	24.98
Non-vested at June 30, 2017	38,424	25.75

As of June 30, 2017, there was $155,000 of total unrecognized compensation costs related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately two years. The total fair value of shares vested during the year ended June 30, 2017 was $788,000.

Note 11 - Supplemental Executive Retirement Plan (SERP)

On July 1, 2002, the Bank implemented a nonqualified SERP for the benefit of senior officers and directors of the Bank. The SERP entitles these individuals to receive defined benefits upon their retirement or death based on the appreciation in Bank value. The SERP value is based on the Company's stock price and the change from the last trading day of March 31, 2016 to March 31, 2017. On January 1, 2004, the SERP was amended to provide that a participant’s SERP unit shall be valued at no less than 90%, and no more than 125%, of the participant’s SERP unit as of the preceding valuation date. The value of the participant’s SERP unit is based upon the stock value of the Bank. The accrual for the deferred compensation owed under the SERP is based upon the net present value of the vested benefits expected to be paid under the SERP. The Bank recognized $18,000, $123,000, and $99,000 in compensation cost related to the SERP for the years ended June 30, 2017, 2016, and 2015, respectively. The SERP liability totaled $1.7 million at June 30, 2017 and 2016, respectively.

Note 12 - Earnings Per Share

Basic earnings per common share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period, without considering any dilutive items. Unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the period adjusted to include the effect of potentially dilutive common shares

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

that may be issued upon the vesting of restricted stock awards. At June 30, 2017 and 2016 the difference in EPS under the two-class method was not significant.

The following table details the calculation of basic and diluted earnings per share:

	For the Year Ended June 30,
	2017	2016	2015
Net income	$2,350	$495	$9,827
Less: Earnings allocated to participating securities	—	—	—
Earnings allocated to common shareholders	2,350	495	9,827

Basic weighted-average common shares outstanding	2,402,106	2,452,455	2,477,423
Potentially dilutive incremental shares	23,406	7,071	—
Diluted weighted-average common shares outstanding	2,425,512	2,459,526	2,477,423

Basic earnings per share	$0.98	$0.20	$3.97
Diluted earnings per share	$0.97	$0.20	$3.97

Shares owned by the Company's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of June 30, 2017, 2016 and 2015 there were 55,369, 62,252 and 69,135 shares, respectively, which had not been allocated under the Company's ESOP.

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the year ended June 30, 2017, there were no anti-dilutive shares included in the computation of diluted earnings per share because the incremental shares under the treasury stock method of calculation resulted in them being anti-dilutive.

Note 13 - Related Party Transactions

During the normal course of business, the Bank originates loans to directors, committee members, and senior management. Such loans are granted with interest rates, terms, and collateral requirements substantially the same as those for all other customers.

Total deposits from directors, executive officers, and their affiliates for the years ended June 30, 2017, 2016, and 2015 were $1.9 million, $1.8 million, and $1.9 million, respectively.

Total loans to directors, executive officers, and their affiliates are subject to regulatory limitations. Aggregate loans balances are as follows and were within regulatory limitations:

	At June 30,
	2017	2016	2015
Beginning balance	$222	$277	$887
Extensions of credit	—	5	—
Repayments	74	60	610
Ending balance	$148	$222	$277

Note 14 - Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The minimum requirements are a ratio of common equity Tier 1 capital (CET1 capital) to total risk-weighted assets the (“CET1 risk-based ratio”) of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a leverage ratio of 4.0%.

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

The requirements also included changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional CET1 capital equal above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement was phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019. As of June 30, 2017, the conservation buffer was 1.25%.

Under the new standards, in order to be considered well-capitalized, the Bank must maintain a CET1 risk-based ratio of 6.5% (new), a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged). As of June 30, 2017, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The Bank’s capital accounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017
Total capital (to risk-weighted assets)	$63,781	15.1%	$33,742	8.0%	$42,178	10.0%
Tier I capital (to risk-weighted assets)	59,675	14.1	25,307	6.0	33,742	8.0
Common equity Tier 1 capital (to risk-weighted assets)	59,675	14.1	18,980	4.5	27,415	6.5
Tier I leverage capital (to average assets)	59,675	13.0	18,328	4.0	22,910	5.0

As of June 30, 2016
Total capital (to risk-weighted assets)	$59,938	15.7%	$30,580	8.0%	$38,225	10.0%
Tier I capital (to risk-weighted assets)	56,159	14.7	22,935	6.0	30,580	8.0
Common equity Tier 1 capital (to risk-weighted assets)	56,159	14.7	17,201	4.5	24,846	6.5
Tier I leverage capital (to average assets)	56,159	13.5	16,620	4.0	20,775	5.0

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Common Equity Tier 1 Capital, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 14.0%, 15.2%, 15.2% and 16.2%, respectively, as of June 30, 2017. As of June 30, 2016, Anchor Bancorp's Tier 1 Leverage-Based Capital, Common Equity Tier 1 Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios were 14.4%, 15.7%, 15.7% and 16.6%, respectively.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 15 - Income Taxes

The components of current and deferred tax expense for the years ended June 30, 2017, 2016 and 2015 were as follows:

	Year Ended June 30,
	2017	2016	2015

Current	$21	$126	$—
Deferred	1,018	(87)	148
Change in valuation allowance	—	—	(8,469)
Total	$1,039	$39	$(8,321)

Retained earnings at June 30, 2017 and 2016, included $5.5 million in tax-basis bad debt reserves for which no income tax liability has been recorded. In the future, if this tax-basis bad debt reserve is used for purposes other than to absorb bad debts, or if legislation is enacted requiring recapture of all tax-basis bad debt reserves, the Bank will incur a federal tax liability at the then-prevailing corporate tax rate.

A reconciliation of the provision for income taxes based on statutory corporate tax rates on pre-tax income and the provision shown in the accompanying consolidated statements of income at the dates indicated is summarized as follows:

	Amount	Percent of Pre-Tax Income (loss)
June 30, 2017
Income taxes computed at statutory rates	$1,152	34.0%
Tax-exempt income	(178)	(5.3)
Other, net	65	1.9
Provision for income taxes	$1,039	30.6%
June 30, 2016
Income taxes computed at statutory rates	$182	34.0%
Tax-exempt income	(189)	(35.4)
Deferred tax asset valuation allowance	—	—
Other, net	46	8.6
Provision for income taxes	$39	7.2%
June 30, 2015
Income taxes computed at statutory rates	$511	34.0%
Tax-exempt income	(193)	(12.8)
Deferred tax asset valuation allowance	(8,469)	(562.5)
Other, net	(170)	(11.4)
Provision for income taxes	$(8,321)	(552.7)%

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The components of net deferred tax assets and liabilities at the dates indicated are summarized as follows:

	June 30,
	2017	2016
Deferred tax assets
Allowance for loan losses	$3,270	$3,159
AMT credit carryforward	388	352
Deferred compensation - SERP	558	561
Stock awards	299	350
Securities impairment charge	340	340
Net operating loss carryforward	3,139	4,304
Real estate owned	216	155
Accumulated depreciation	56	305
Unrealized loss on securities available-for-sale	76	—
Other, net	294	53
Total deferred tax assets	8,636	9,579
Deferred tax liabilities
Deferred loan fees and costs	499	434
FHLB stock dividends	47	166
Mortgage servicing rights	79	70
Unrealized gain on securities available-for-sale	—	39
Total deferred tax liabilities	625	709

Net deferred tax asset	$8,011	$8,870

DTAs are deferred tax consequences attributable to deductible temporary differences and carryforwards.  After the DTA has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance.  A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability.  Realization of the DTA is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. During fiscal 2015, the Company reversed its DTA valuation allowance related to the Company’s deferred tax assets as management deemed that it was no longer appropriate to carry a DTA valuation allowance as a result of changes in the factors considered by management when the Company initially established the valuation allowance. In reaching this determination, management considered, among other factors, the scheduled reversal of deferred tax assets and liabilities, taxes paid in carryback years, available tax planning strategies, the Company’s cumulative earnings during the past three years, including the Company’s recent financial performance, the improvement in the Company’s asset quality and financial condition, as well as projected earnings. As of June 30, 2017 and 2016, management deemed that a deferred tax asset valuation allowance related to the Company’s DTA was not necessary.

As of June 30, 2017, the Company had a federal net operating loss carryforwards totaling $9.2 million and insignificant Oregon state and local net operating loss carryforwards which can be used to offset future taxable income. The net operating losses begin to expire in 2031 for federal and 2024 for Oregon. The Company’s net operating loss carryforwards may be subject to limitations under Internal Revenue Code Section 382.

The Company had no uncertain tax positions at June 30, 2017, 2016, and 2015. The Company recognizes interest accrued on and penalties related to uncertain tax positions in tax expense. During the years ended June 30, 2017, 2016, and 2015, the Company recognized no interest and penalties.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The Company files income tax returns in the U.S. federal and Oregon state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2014.

Note 16 – Parent Company Financials

Presented below are the condensed statements of financial condition, statements of income, and statements of cash flows for Anchor Bancorp.

ANCHOR BANCORP STATEMENTS OF FINANCIAL CONDITION

	June 30,
	2017	2016
ASSETS
Cash	$2,845	$2,378
ESOP loan	607	672
Investment in bank subsidiary	61,460	59,399
Prepaid and other assets	1,031	747
Total assets	$65,943	$63,196
LIABILITIES
Total liabilities	$92	$—
STOCKHOLDERS’ EQUITY
Common stock	$25	$25
Additional paid-in-capital	22,619	22,157
Retained earnings	44,585	42,235
Unearned ESOP shares	(607)	(672)
Accumulated other comprehensive loss, net of tax	(771)	(549)
Total stockholders’ equity	$65,851	$63,196
Total liabilities and stockholders’ equity	$65,943	$63,196

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

ANCHOR BANCORP STATEMENTS OF INCOME

	For the Years Ended June 30,
	2017	2016	2015
Operating income
Interest income ESOP loan	$16	$24	$26
Dividends received from subsidiary	1,250	680	5,350
Total operating income	1,266	704	5,376
Operating expenses
Legal expense	482	354	105
Accounting expense	66	49	47
Professional fees	243	116	60
Management fees	72	69	67
General and administrative	39	62	54
Other expense	—	76	—
Total operating expenses	902	726	333
Profit (loss) before income tax	364	(22)	5,043
Income tax benefit	(301)	(227)	(478)
Income before equity in undistributed income of subsidiary	665	205	5,521
Equity in undistributed income of subsidiary	1,685	290	4,306
Net income	$2,350	$495	$9,827

ANCHOR BANCORP STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2017	2016	2015
Cash flows from operating activities
Net income	$2,350	$495	$9,827
Adjustments to reconcile net loss to net cash from operating activities:
Equity in undistributed income of subsidiary	(1,685)	(290)	(4,306)
Change in deferred tax assets, net	(301)	(227)	(478)
Change in other assets	16	(59)	(46)
Net cash used by operating activities	380	(81)	4,997
Cash flows from financing activities
Repurchase and retirement of common stock	—	(2,952)	—
ESOP loan repayments	87	87	88
Net cash provided by investing activities	87	(2,865)	88
Net change in cash and cash equivalents	467	(2,946)	5,084
Cash and cash equivalents at beginning of period	2,378	5,324	240
Cash and cash equivalents at end of period	$2,845	$2,378	$5,324

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 17 - Commitments and Contingencies

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

The following financial instruments were outstanding whose contract amounts represent credit risk at June 30, 2017:

	Amount of Commitment Expiration - Per Period

	Total Amounts Committed (2)	Due in One Year
Commitments to originate loans (1)	$4,467	$4,467
Undisbursed portion of construction loans	61,603	61,603
Total loan commitments	$66,070	$66,070

Line of credit
Fixed rate (3)	$22,847	$2,316
Adjustable rate	68,331	13,658
Undisbursed balance of loans closed	$91,178	$15,974

(1) Interest rates on fixed rate loans range from 2.99% to 7.38%.
(2) At June 30, 2017 there was $286 in reserves for unfunded commitments.
(3) Includes standby letters of credit.

The following financial instruments were outstanding whose contract amounts represent credit risk at June 30, 2016:

	Amount of Commitment Expiration - Per Period

	Total Amounts Committed (2)	Due in One Year
Commitments to originate loans (1)	$14,130	$14,130
Undisbursed portion of construction loans	37,924	37,924
Total loan commitments	$52,054	$52,054

Line of credit
Fixed rate (3)	$10,160	$365
Adjustable rate	54,460	13,770
Undisbursed balance of loans closed	$64,620	$14,135

(1) Interest rates on fixed rate loans range from 3.88% to 17.99%.
(2) At June 30, 2016 there were no in reserves for unfunded commitments.
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

Contingent liabilities for sold loans - In the ordinary course of business, the Bank sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Bank may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Bank has no commitment to repurchase the loan. The Bank has recorded no reserve to cover loss exposure related to these guarantees. The principal balance of loans sold without recourse for the years ended June 30, 2017 and 2016, was $84.1 million and $80.6 million, respectively. The Bank repurchased no loans for the years ended June 30, 2017, 2016 and 2015.

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

Operating lease commitment - The Bank leases space for branches and operations located in Shelton, and Puyallup, Washington. These leases ran for periods ranging from three to five years with all current leases expiring in 2020. All leases require the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitments for the next three years are as follows:

Year Ended June 30,	Amount
2018	$144
2019	$90
2020	$36

Rental expense charged to operations was $173,000, $140,000 and $133,000 for the years ended June 30, 2017, 2016, and 2015, respectively.

Note 18 - Fair Value Measurements

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

•	Level 3 - Instruments whose significant value drivers are unobservable.

The following tables show the Company's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	June 30, 2017
	Level 1	Level 2	Level 3	Total

Municipal bonds	$—	$165	$—	$165
Mortgage-backed securities:
FHLMC	—	11,103	—	11,103
FNMA	—	9,363	—	9,363
GNMA	—	539	—	539

	June 30, 2016
	Level 1	Level 2	Level 3	Total

Municipal bonds	$—	$175	$—	$175
Mortgage-backed securities:
FHLMC	—	9,559	—	9,559
FNMA	—	13,204	—	13,204
GNMA	—	727	—	727

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the balances of assets measured at fair value on a nonrecurring basis during the year ended June 30, 2017:

	June 30, 2017
	Level 1	Level 2	Level 3	Total

Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$4,227	$4,227
Construction	—	—	262	262
Land	—	—	311	311
Commercial business	—	—	23	23
Total impaired loans	—	—	4,823	4,823

Total	$—	$—	$4,823	$4,823

The following table presents the balance of assets measured at fair value on a nonrecurring basis during the year ended June 30, 2016:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$8,046	$8,046
Commercial	—	—	318	318
Land	—	—	316	316
Home equity	—	—	367	367
Commercial business	—	—	124	124
Total impaired loans	—	—	9,171	9,171

Real estate owned:
One-to-four family	$—	$—	$113	$113
Land	—	—	19	19
Total real estate owned	—	—	132	132

Total	$—	$—	$9,303	$9,303

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following tables present quantitative information about Level 3 fair value measurements at June 30, 2017 and 2016:

	June 30, 2017
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Average Discount

Impaired loans	$4,823	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (3%)

	June 30, 2016
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Average Discount

Impaired loans	$9,171	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (5%)
Real estate owned	$132	Fair value of collateral	Discount applied to the obtained appraisal	0% - 100% (12%)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of June 30, 2017 and June 30, 2016.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as demand deposits, savings, and money market, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	June 30, 2017
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Cash and cash equivalents	$14,194	$14,194	$14,194	$—	$—
Securities available-for-sale	21,170	21,170	—	21,170	—
Securities held-to-maturity	4,949	4,954	—	4,954	—
FHLB stock	2,348	2,348	—	2,348	—
Loans held for sale	1,551	1,551	1,551	—	—
Loans receivable	382,014	374,599	—	—	374,599
Accrued interest receivable	1,332	1,332	—	1,332	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$200,678	$200,678	$200,678	$—	$—
Certificates of deposit	144,509	144,854	—	144,854	—
FHLB advances	45,500	45,226	—	45,226	—
Advance payments by borrowers taxes and insurance	1,195	1,195	1,195	—	—

	June 30, 2016
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Cash and cash equivalents	$8,320	$8,320	$8,320	$—	$—
Securities available-for-sale	23,665	23,665	—	23,665	—
Securities held-to-maturity	6,291	6,425	—	6,425	—
FHLB stock	2,959	2,959	—	2,959	—
Loans held for sale	1,864	1,864	1,864	—	—
Loans receivable	351,130	349,244	—	—	349,244
Accrued interest receivable	1,182	1,182	—	1,182	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$182,456	$182,456	$182,456	$—	$—
Certificates of deposit	118,438	118,059	—	118,059	—
FHLB advances	62,000	62,124	—	62,124	—
Advance payments by borrowers taxes and insurance	1,114	1,114	1,114	—	—

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017, utilizing the framework established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2017 was effective.

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

(c)      Changes in Internal Controls: There have been no changes in the Company’s internal control over financial reporting during the year ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors consists of seven members and is divided into three classes. Approximately one-third of the directors are elected annually to serve for a three-year period or until their respective successors are elected and qualified. The table below sets forth information regarding each director of the Company.

	Age as of June 30, 2017	Year First Elected or Appointed Director (1)	Term to Expire
Name
Robert D. Ruecker	68	1984	2017
Jerald L. Shaw	71	1990	2017
Douglas A. Kay	61	1991	2018
George W. Donovan	62	1998	2018
Terri L. Degner	54	2007	2018
Reid A. Bates	57	2013	2019
Gordon Stephenson	51	2016	2019
_________________
(1) For years prior to 2011, includes prior service on the Board of Trustees of the Bank

Set forth below is the principal occupation of each director. All directors have held their present positions for at least five years unless otherwise indicated.

Robert D. Ruecker retired as Human Resources Coordinator for Westport Shipyard, a position he held from August 2008 until July 2012. Prior to that, he served as the Human Resources Director for Grays Harbor Paper, L.P., a business papers manufacturer, from September 2000 until June 2007. He worked for many years in his family’s hardware business, and ran the business upon his parents’ retirement. Subsequent to that time, he became a regional sales manager for Verizon Wireless where he oversaw the capture of number one industry market share for his region. He provides insight into current and proposed legislation. Mr. Ruecker brings nearly 40 years’ worth of multi-level management experience to our Board. Currently, he volunteers for Relay for Life and the Thurston County Chamber of Commerce/Olympia Yacht Club Military Appreciation Day. He is also the past President of the Grays Harbor Chamber of Commerce and the Grays Harbor YMCA.

Jerald L. Shaw is the President and Chief Executive Officer of the Bank, positions he has held since July 2006. He has also served in those capacities for the Company since its formation in September 2008. Prior to serving as President and Chief Executive Officer, he served as Chief Operating Officer from 2004 to 2006 and as Chief Financial Officer from 1988 to 2002. Prior to that, he served the Bank and its predecessor, Aberdeen Federal Savings and Loan Association, in a variety of capacities since 1976. Prior to that time, Mr. Shaw piloted C-130 aircraft for the U.S. Air Force, including numerous combat missions during the Vietnam War. Having performed virtually every position at the Bank, he has extensive knowledge of our operations. He is a distinguished graduate of the School for Executive Development of the U.S. League of Savings Institutions at the University of Washington. Mr. Shaw is also a graduate of the Asset Liability Management School of America’s Community Bankers, and many other educational programs. He is a member of the Board of Trustees for the Thurston County Chamber of Commerce, as well as South Sound YMCA.

Douglas A. Kay is self-employed on a part-time basis as a Certified Public Accountant and Certified Fraud Examiner, and is accredited in business valuation, specializing in accounting, consulting and business valuation. He has served as the Chief Financial Officer of Laserfab, Inc., a sheet metal fabrication manufacturing company with facilities in Puyallup, Redmond and Moses Lake, Washington since April 2013. Prior to that, he was employed by the public accounting firm of McSwain and Company, PS from 2004 to 2006. Mr. Kay brings valuable insight to Board discussions of the financial condition of large borrowers. Over the course of his career, he has been closely involved in the creation, review and analysis of financial statements of different size companies in widely diverse industries. As Chairman of the Audit Committee, Mr. Kay provides professional oversight to the internal and external audit processes of the Bank.

George W. Donovan is the Secretary and Treasurer of Barrier West, Inc., a trucking and heavy equipment provider, a position he has held since 1992. He is currently on the management team for a Barrier West-affiliated company active in the construction business in the Bakken Oil Field in North Dakota. He has also served as President of Geo Dan Land, Inc. since 1993. Mr. Donovan brings an understanding of entrepreneurial endeavors to our Board. Mr. Donovan’s accomplishments include working on the general partners management team which was able to acquire, staff and restart a local paper mill operation. This activity transferred ownership from a multi-national corporation to local ownership and retained approximately 250 jobs. The mill recently shut down after 18 years of operation. He also managed two separate corporations that provided support services crucial to the operation of the paper mill and now leases equipment for construction and oil support services. Mr. Donovan also brings years of experience as a land developer. These experiences have allowed him to develop expertise in all facets of management and to provide valuable input to our business planning. Mr. Donovan is on the Board of Directors of the Grays Harbor Community Foundation, serving on its Grants Committee.

Terri L. Degner is the Executive Vice President, Chief Financial Officer and Treasurer of the Bank, positions she has held since 2004. She has also served in those capacities for the Company since its formation in September 2008. Prior to serving as Executive Vice President, Chief Financial Officer and Treasurer, Ms. Degner has served the Bank in a variety of capacities since 1990, including as Senior Vice President and Controller from 1994 to 2004. Ms. Degner has been in banking since high school. She has worked in multiple lending positions in various size institutions. Since 1990, she has held a variety of positions in the finance area of the Bank. Ms. Degner demonstrated her determination to succeed when she worked full time in the Bank's Accounting Department and commuted 60 miles to evening classes at St. Martin’s College where she received her Bachelor’s Degree in Accounting. At the same time she worked full days and met all expectations for performance. In 2000, she graduated from the Pacific Coast Banking School at the University of Washington in the top 10% of her class and her thesis was published in the University’s library. She has become the management expert on issues ranging from information technology to asset-liability management. Ms. Degner also serves on the Board of Directors and Finance Committee of NeighborWorks of Grays Harbor, sits on the St. Martin’s University Accounting Advisory Committee and is on the Executive Committee of the Providence St. Peter Foundation Christmas Forest.

Reid A. Bates has extensive business experience in the staffing, real estate, banking, alternative energy and recycling industries. Since 2007, he has been the majority owner of a recruiting and staffing agency, Express Employment Professionals, located in Aberdeen, Centralia and Olympia, Washington. Prior to that, Mr. Bates was employed by Weyerhaeuser Company from 1988 to 2006 and served in various capacities, most recently serving as Vice President, Eastern Region - Recycling, in Aurora, Illinois from 2001 to 2006. From 1986 to 1988, Mr. Bates was employed by CURA Financial/Prudential Federal Savings, Salt Lake City, Utah and served as a commercial loan officer in San Ramon, California. From 1985 to 1986, he was employed by Renewable Energy Ventures, Inc. as a financial analyst and from 1983 to 1985 he was employed by Coordinated Financial Analysts serving as a Vice President - Financial Analyst. Mr. Bates has a Bachelor of Science degree in Business Management - Finance from Brigham Young University, Provo, Utah. Mr. Bates brings to the Board of Directors economic development expertise and strong ties to the business community in many of the markets we serve. He is past Chairman and Board member of the Thurston County Chamber of Commerce, the President of the Board of the Thurston County Economic Development Council, and a past Board member of the United Way of Thurston County. He is a longtime supporter and leader within the Boy Scouts of America, a Rotarian, and serves on the Business Advisory Council of Grays Harbor College and Saint Martin’s University.

Gordon Stephenson is the co-founder and Chief Executive Officer of Real Property Associates, a 25 year old full service real estate brokerage and property management company based in Seattle, Washington. He is an original and current member of Zillow Group’s Board of Directors, and an advisor to several early stage companies, including Realty Mogul and Democracy Live. Mr. Stephenson brings extensive experience in the residential real estate industry as a founder and manager of a real estate brokerage firm. As a result of his experience in these roles, he possesses valuable financial and management skills. Mr. Stephenson is a past Board member of Seattle’s Union Gospel Mission. He holds a Bachelor of Arts in Economics from Stanford University.

Board of Directors

The Board of Directors of the Company meets quarterly and the Board of Directors of the Bank meets monthly; additionally, the Bank holds one or two strategic planning meetings each year. During the year ended June 30, 2017, the Board of Directors of the Company held four regular meetings and ten special meetings and the Board of Directors of the Bank held twelve regular meetings and four special meetings. No director attended fewer than 75% of the total meetings of the Boards of Directors and committees on which he or she served during this period.

Committees and Committee Charters

The Board of Directors of the Company has standing Audit, Compensation, Nominating and Corporate Governance, Strategic Planning and Executive committees. The Board has adopted written charters for the Audit, Compensation, Nominating and Corporate Governance, and Strategic Planning committees. Copies of the Audit, Compensation, Nominating and Corporate Governance committee charters are available on our website at www.anchornetbank.com.

Audit Committee. The Audit Committee consists of Directors Kay (Chairman), Donovan and Ruecker. The Audit Committee meets quarterly and on an as needed basis. The Audit Committee oversees the design and operation of the Bank’s internal controls for safeguarding its assets and ensuring the quality and integrity of financial reporting. The committee hires the independent auditor and reviews the audit report prepared by the independent auditor. The Audit Committee met four times during the year ended June 30, 2017.

Each member of the Audit Committee is “independent” in accordance with the requirements for companies listed on Nasdaq. In addition, the Board of Directors has determined that Mr. Kay meets the definition of “audit committee financial expert,” as defined by the SEC.

Compensation Committee. The Compensation Committee consists of Directors Ruecker (Chairman), Kay, Bates, Donovan and Stephenson. This committee meets on an as needed basis, and provides general oversight regarding the personnel, compensation and benefits matters of the Bank. The Compensation Committee is responsible for evaluating the performance of our Chief Executive Officer, while the Chief Executive Officer evaluates the performance of other senior officers and makes recommendations to the Committee regarding compensation levels. The Compensation Committee met three times during the year ended June 30, 2017.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee has a rotating membership, currently consisting of Directors Kay (Chairman), Bates and Donovan. The committee is responsible for the annual selection of nominees for election as directors, assessment of Board and committee membership needs, and implementation of corporate governance policies and processes. The committee meets at least twice a year. Each member of the committee is “independent,” in accordance with the requirements for companies listed on Nasdaq. This committee met three times during the year ended June 30, 2017.

Only those nominations made by the Nominating and Corporate Governance Committee or properly presented by shareholders will be voted upon at the annual meeting. In its deliberations for selecting candidates for nominees as director, the Committee considers the candidate’s knowledge of the banking business and involvement in community, business and civic affairs, and also considers whether the candidate would provide for adequate representation of the Bank’s market area. Any nominee for director made by the Committee must be highly qualified with regard to some or all these attributes. The Committee does not take diversity into account when searching for director candidates but believes its selection process provides for diverse viewpoints. In searching for qualified director candidates to fill vacancies on the Board, the Committee solicits its current Board of Directors for names of potentially qualified candidates. Additionally, the Committee may request that members of the Board of Directors pursue their own business contacts for the names of potentially qualified candidates. The Committee would then consider the potential pool of director candidates, select the candidate it believes best meets the then-current needs of the Board, and conduct a thorough investigation of the proposed candidate’s background to ensure there is no past history that would cause the candidate not to be qualified to serve as one of our directors. Although the Nominating and Corporate Governance Committee charter does not specifically provide for the consideration of shareholder nominees for directors, the Committee will consider director candidates recommended by a shareholder that are submitted in accordance with our Articles of Incorporation. Because our Articles of Incorporation provide a process for shareholder nominations, the Committee did not believe it was necessary to provide for shareholder nominations of directors in its charter. If a shareholder submits a proposed nominee, the Committee would consider the proposed nominee, along with any other proposed nominees recommended by members of our Board of Directors, in the same manner in which the Committee would evaluate its nominees for director.

Strategic Planning Committee. The Strategic Planning Committee consists of Directors Stephenson (Chairman), Bates, Donovan, Kay, and Ruecker. The committee meets quarterly and on an as needed basis. The Strategic Planning Committee was formed in October 2015 to assist the Board in establishing plans for the Company's growth, reviewing capital and financing levels, and performing other related duties. The committee met 14 times during the year ended June 30, 2017.

Executive Committee. The Executive Committee consists of Directors Shaw, Kay and Ruecker (Chairman). The committee meets on an as needed basis to discuss items of concern to the Bank. The flexible meeting schedule allows for advance discussion of items appearing on the Board agenda and review of issues of concern that arise in between scheduled Board meetings. The Executive Committee did not meet during the year ended June 30, 2017.

For information regarding the executive officers of the Company and the Bank, see the information contained herein under the section captioned “Item 1.  Business – Employees – Executive Officers.”
Code of Business Conduct and Ethics
The Board of Directors adopted our Code of Business Conduct and Ethics, which applies to all employees and directors and is designed to deter wrongdoing and to promote honest and ethical conduct in every respect. The Code addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules, and regulations. A copy of the Code of Business Conduct and Ethics is available on our website at www.anchornetbank.com.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of the Company's common stock to report their initial ownership of the common stock and any subsequent changes in that ownership to the SEC. Directors, executive officers and greater than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. The SEC has established filing deadlines for these reports and we are required to disclose in this Form 10-K any late filings or failures to file. Based solely on our review of the copies of such forms we have received and written representations provided to us by the above referenced persons, we believe that, during the fiscal year ended June 30, 2017, all filing requirements applicable to our reporting officers, directors and greater than 10% shareholders were properly and timely complied with.
Nomination Procedures
There have been no material changes to the procedures by which shareholders may recommend nominees to the Company's Board of Directors.
Item 11.   Executive Compensation
EXECUTIVE COMPENSATION
Summary Compensation Table
The following table shows information regarding compensation for our named executive officers: (1) Jerald L. Shaw, our Chief Executive Officer; and (2) our two other most highly compensated executive officers, who are Terri L. Degner and Matthew F. Moran.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Change in Pension Value and Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)
Jerald L. Shaw	2017	295,006	--	(4)	69,468	364,474
President and Chief	2016	295,006	824,000	(4)	68,543	1,187,549
Executive Officer
Terri L. Degner	2017	180,001	--	18,530	17,336	215,867
Executive Vice President	2016	180,001	824,000	18,075	16,151	1,072,544
Chief Financial Officer
and Treasurer
Matthew F. Moran	2017	170,004	--	--	690	170,694
Executive Vice President	2016	167,999	170,027	--	601	338,627
and Chief Credit Officer
_________________

(1)
Represents the aggregate grant date fair value of awards, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation - Stock Compensation” (“FASB ASC Topic 718”). For a discussion of valuation assumptions, see Note 11 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2017. Last year's annual meeting proxy statement inadvertently presented the value of restricted stock that vested during the fiscal year, and has been corrected to present aggregate grant date fair value.

(2)
Represents aggregate change during the fiscal year in the actuarial present value of the executive’s accumulated benefit under the Supplemental Executive Retirement Plan ("SERP"), which is described below. The only named executive officers who participate in this plan are Mr. Shaw and Ms. Degner.

(3)
For 2017, represents 401(k) match, life insurance premium and ESOP contribution and use of company car for Mr. Shaw and Ms. Degner. For Mr. Shaw, also includes SERP payments of $40,900. Represents life insurance premium for Mr. Moran.

(4)	Mr. Shaw turned 65 during the year ended June 30, 2011 and his total benefit under the SERP was frozen effective as of June 30, 2012; he began receiving benefits on June 30, 2011.

Employment and Severance Agreements. On May 19, 2014, the Bank entered into employment agreements with Jerald L. Shaw and Terri L. Degner. The material terms of these agreements are summarized below.
The employment agreements were effective on May 19, 2014, and provide for an initial three-year term, provided the agreement has not been terminated earlier by either party to the agreement. On each anniversary beginning on May 19, 2015, the term of each agreement will be extended for a period of one year in addition to the then-remaining term unless notice is given by the executive to the Bank, or by the Bank to the executive, at least 90 days prior to such anniversary, that the agreement will not be extended.
Under the employment agreements, Mr. Shaw’s and Ms. Degner’s current annual base salaries are $295,006 and $180,001, respectively. These amounts may be increased at the discretion of the Bank’s Board of Directors or an authorized committee of the Board as provided for in the agreements. Each executive’s annual base salary will be adjusted from time to time to reflect amounts approved by the Bank’s Board or the committee administering the agreement. The executives also may participate, to the same extent as executive officers of the Bank generally, in all plans of the Bank relating to pension, retirement, thrift, profit-sharing, savings, group or other life insurance, hospitalization, medical and dental coverage, travel and accident insurance, education, cash bonuses, and other retirement or employee benefits or combinations thereof. In addition, the executives are entitled to participate in any other fringe benefit plans or perquisites which are generally available to the Bank’s executive officers, including but not limited to supplemental retirement, deferred compensation programs, supplemental medical or life insurance plans, company cars, club dues, physical examinations, financial planning and tax preparation services. The executives also will receive an annual paid vacation, and voluntary leaves of absence, with or without pay, from time to time at such times and upon such conditions as the Bank’s Board or the Committee administering the agreement may determine.
The agreements provide that compensation may be paid in the event of disability, death, involuntary termination or a change in control, as described below under “Potential Payments Upon Termination or Change in Control.”
The employment agreements include noncompetition provisions that restrict the executives, during the one-year period following termination of the agreement, from becoming a director, officer or employee of or consultant to any bank, savings bank, savings and loan association, credit union or similar financial institution or holding company of any such entity in any county in which the Bank or any other affiliate of the Bank operates a full service branch office or lending center on the date of termination of the agreement. However, each executive may acquire and own an interest in a business that is dissimilar from that of the Company or the Bank, or solely as a passive investor in any business. The agreements also include confidentiality and non-solicitation restrictions.

Outstanding Equity Awards
The following information with respect to outstanding stock awards as of June 30, 2017 is presented for the named executive officers. The named executive officers have no stock option awards outstanding.

Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Jerald L. Shaw	10,666	(2)	267,183
Terri L. Degner	10,666	(2)	267,183
Matthew F. Moran	5,282	(3)	132,314

(1)	Based on the closing price of the Company's common stock on the Nasdaq Global Market of $25.05 on June 30, 2017.
(2)	Consists of an award of 32,000 shares of restricted stock on December 8, 2015. One-third of the shares vested immediately, one-third vested on July 1, 2016 and one-third vest on July 1, 2017.
(3)
Consists of an award of 6,602 shares of restricted stock on December 8, 2015, which vest in equal installments over a period of five years with the first 20% vesting on the first anniversary of the award.

Non-Qualified Deferred Compensation
The following information is presented with respect to plans that provide for the deferral of compensation on a basis that is not tax-qualified in which the named executive officers participated in the year ended June 30, 2017.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)		Aggregate Balance at Last FYE ($)
Jerald L. Shaw	--	--	(1)	40,900	(2)	278,186
Terri L. Degner	--	--	--	--		136,469
Matthew F. Moran	--	--	--	--		--
______________

(1)	Mr. Shaw turned 65 during the year ended June 30, 2011 and his total benefit under the SERP was frozen effective as of June 30, 2012.

(2)	Mr. Shaw turned 65 and began receiving benefits on June 30, 2011.

The Bank maintains a SERP for the benefit of certain directors and executive officers. The plan is a non-qualified, unfunded deferred compensation plan. The only named executive officers who participate in the plan are Jerald L. Shaw and Terri L. Degner. The plan is unfunded, but the Bank has purchased life insurance policies on Mr. Shaw and Ms. Degner that are intended to offset the costs associated with the plan during the life of the participant and provide a recovery of plan costs upon the participant’s death. The Bank is the sole owner of the insurance policies. Awards under the plan are granted in the form of SERP units. A SERP unit is a hypothetical share of stock determined by reference to the publicly traded value of a share of the Company's common stock. The initial value of a SERP award is the number of SERP units times the value of a SERP unit at the time the award is granted. Each year thereafter, the value of the SERP award is redetermined to reflect the then-current value of the Company's common stock. In no year may the change in value of a SERP unit be less than 90 percent, nor more than 125 percent, of the value of the SERP unit in the previous year. No changes in value are taken into account after the participant’s separation from service or retirement age, or after a change in control. The value of a participant’s SERP benefit is based on the sum of the positive differences between the value of each unit of SERP awarded to the participant (taking into account the valuation limitations described in the preceding two sentences) over the value of that SERP unit as determined on the grant date.

A participant’s SERP benefit vests at a rate of 20 percent for each year of service, with full vesting occurring after five years of service. Full vesting also occurs upon death or disability while actively employed, separation from service after attaining age 65, a change in control involving the Bank prior to the participant’s separation from service, or other circumstances described in a participant’s award agreement. In the case of SERP retirement awards, on the June 30th or December 31st following the participant’s retirement age, a monthly benefit will be paid based on the value of the participant’s vested SERP benefit. Mr. Shaw’s and Ms. Degner’s agreements each specify a retirement age of 65, with the benefit to be paid over 180 months. Mr. Shaw turned 65 during the year ended June 30, 2011, his total benefit under the SERP was frozen effective as of June 30, 2012 and he began receiving payments under the plan effective as of June 30, 2011. In the case of SERP awards, the award will be paid in a cash lump sum upon the fifth anniversary of the award date, if elected by the participant at the time the award is granted and the participant has not previously separated from service, died or become disabled. If the participant does not make this election, the participant’s SERP award benefit will be paid in a cash lump sum upon the participant’s attaining his or her retirement age. In either case with respect to a SERP award, after the fifth anniversary of the award, adjustments in the value of the participant’s SERP benefit will cease to be determined by reference to the value of the SERP, and instead will be based on an interest factor. The estate of a participant who dies prior to the commencement of benefits will receive a lump sum death benefit equal to the present value of his or her remaining SERP benefit. The death benefit will not be paid under the plan, but instead under an insurance policy on the life of the participant.

Potential Payments Upon Termination or Change in Control

We have entered into agreements with our named executive officers that provide for potential payments upon disability, termination, retirement and death. The following table shows, as of June 30, 2017, the value of potential payments and benefits following a termination of employment under a variety of scenarios.

	Death ($)		Disability ($)		Involuntary Termination ($)	Involuntary Termination with Change in Control ($)		Retirement ($)
Jerald L. Shaw
Employment Agreement	--		10,000	(1)	442,509	1,192,791		--
SERP	278,186	(2)	--		--	368,100	(3)	40,900	(4)
Equity Plan	267,183		267,183		--	267,183		--
Terri L. Degner
Employment Agreement	--		10,000	(1)	270,000	753,302		--
SERP	136,469	(2)	--		--	356,085	(3)	23,739	(4)
Equity Plan	267,183		267,183		--	267,183		--
Matthew F. Moran
Equity Plan	132,314		132,314		--	132,314		--
________________
(1)	Monthly benefit.
(2)	A participant who dies prior to the commencement of benefits will receive a lump sum death benefit equal to the present value of his or her remaining SERP benefit.
(3)
In the event of a change in control, each participant employed by the Bank immediately prior to the change in control will be 100 percent vested in his or her SERP benefit and will receive a lump sum equal to the value of his or her entire SERP.

(4)	Annual benefit

Employment Agreements. The employment agreements with Mr. Shaw and Ms. Degner provide for payments in the event of death, disability or termination. In the event of an executive’s death during the term of his or her employment agreement, the Bank will pay to the executive’s estate the compensation due through the last day of the calendar month in which his or her death occurred, as well as benefits due under the agreement. The agreements also provide that if Mr. Shaw or Ms. Degner becomes entitled to benefits under the terms of the then-current disability plan, if any, of the Bank or becomes otherwise unable to fulfill his or her duties under the agreement, the executive shall be entitled to receive such group and other disability benefits as are then provided for executive employees. In the event of either executive’s disability, his or her employment agreement is not suspended, except that (1) the obligation to pay the executive’s salary will be reduced by the amount of disability income benefits he receives and (2) upon a resolution adopted by a majority of the disinterested members of the Bank’s Board or the committee administering the agreement, the Bank may discontinue payment of the executive’s salary beginning six months following a determination that the executive has become entitled to benefits under the disability plan or otherwise unable to fulfill the duties under the agreement.

The employment agreements may be terminated by the executive for good reason, as defined in the agreements. Good reason means any of the following actions unless consented to: (1) a requirement that the executive be based at any place other than within 60 miles of Aberdeen, Washington; (2) a material demotion of the executive; (3) a material reduction in the number or seniority of personnel reporting to the executive, other than as part of a company-wide or bank-wide reduction in staff; (4) a ten percent or more reduction in the executive’s salary, other than as part of an overall program applied uniformly and with equitable effect to all members of senior management; (5) a material permanent increase in the required hours of work or the workload of the executive; (6) the failure of the Bank’s Board to elect Mr. Shaw as the President and Chief Executive Officer and Ms. Degner as Executive Vice President, Chief Financial Officer and Treasurer or any action by the Board removing the executive from such office. The agreements may be terminated by the Board at any time. If the executive’s employment is terminated other than for cause, without the executive’s consent or by the executive for good reason, then for 18 months after the date of termination, the Bank would be required to pay the executive’s salary at the rate in effect immediately prior to the date of termination, and continue the executive’s coverage under the Bank’s medical, life and disability programs.

The employment agreements also provide for severance payments and other benefits if an executive is involuntarily terminated during the period beginning on the six month anniversary preceding a change in control and ending on the first anniversary of the effective time of the change in control. In such an event, the Bank will (1) pay the executive his or her salary through the date of termination, (2) pay the executive within 25 days after the date of termination a cash lump sum equal to 2.99 times his or her base amount, as determined under Section 280G of the Internal Revenue Code (generally, the average of the executive’s includible compensation from the Bank during the five-year period ending with the year preceding the year in which the change in control event occurs); and (3) continue to provide the executive during the remaining term of the agreement with various group benefits, such as medical, dental and long term disability insurance, or if such coverage is not available to the executive, then a lump sum cash payment within 25 days of the executive’s termination equal to the present value of the monthly cost of such coverage that cannot be provided. The agreements further provide that if an executive’s payment made in connection with a change in control equals or exceeds three times the executive’s base amount, then a portion of those payments will be deemed to be “excess parachute payments” pursuant to the provisions of Section 280G of the Internal Revenue Code. Any such payments will be reduced to the extent necessary to ensure that no amounts payable to the executive will be considered excess parachute payments.

Equity Plan. The 2015 Equity Incentive Plan provides that any participant who experiences an involuntary separation from service within a year following a change in control will have the vesting date of unvested stock options and restricted stock awards accelerated to the date of the separation from service. If a participant terminates service prior to the vesting date on account of death or disability, the vesting date will be accelerated to the date of the participant’s termination of service.
Compensation Policies and Risk
The Compensation Committee believes that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company or the Bank. As a result of the economic environment and challenges we have faced, the Compensation Committee has limited the available benefits and believes the mix and design of the elements of our executive compensation does not encourage management to assume excessive risks.
DIRECTORS' COMPENSATION
The following table shows the compensation paid to our directors for the year ended June 30, 2017, with the exception of Jerald L. Shaw, our President and Chief Executive Officer, and Terri L. Degner, our Executive Vice President, Chief Financial Officer and Treasurer, whose compensation is included in the section entitled “Executive Compensation.”

Name	Fees Earned or Paid in Cash ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	Total ($)
George W. Donovan	22,520	7,832	30,352
Douglas A. Kay	25,040	10,523	35,563
Robert D. Ruecker	27,560	15,345	42,905
Reid A. Bates	18,260	--	18,260
Gordon Stephenson (2)	15,820	--	15,820
Varonica S. Ragan (3)	8,040	--	8,040

(1)	Represents aggregate change between June 30, 2016 and June 30, 2017 in the actuarial present value of the director’s accumulated benefit under the SERP, which is described below.
(2)	Mr. Stephenson was appointed to the Board effective August 29, 2016.
(3)	Ms. Ragan resigned from the Board effective November 15, 2016.

Non-employee directors of the Bank receive a monthly retainer of $700, with the exception of the Chairman of the Board, who receives a monthly retainer of $1,120, and the Chairman of the Audit Committee, who receives a monthly retainer of $910. Members of the Bank's Strategic Planning and the Company's Audit Committee receive a quarterly retainer of $260. Non-employee directors also receive a fee of $700 for each Board meeting attended. Members of the Company's Audit Committee and the Bank’s Senior Loan Committee, Compensation Committee, Executive Committee, Nominating and Corporate Governance Committee and Strategic Planning Committee receive a fee of $260 per committee meeting attended.

The Bank maintains a Supplemental Executive Retirement Plan, or SERP, for the benefit of certain directors and executive officers. The plan is a non-qualified, unfunded deferred compensation plan. Each director participates in the plan, with the exception of Mr. Bates and Mr. Stephenson. For more information regarding the SERP, see the discussion included in “Executive Compensation - Non-Qualified Deferred Compensation” above.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners.
The following table sets forth, as of August 30, 2017, information regarding share ownership of:

•
those persons or entities (or groups of affiliated person or entities) known by management to beneficially own more than five percent of the Company's common stock other than directors and executive officers;

•	each director of the Company;

•	each executive officer of the Company or the Bank named in the Summary Compensation Table appearing under “Executive Compensation” above (known as “named executive officers”); and

•	all current directors and executive officers of the Company and the Bank as a group.

Persons and groups who beneficially own in excess of five percent of the Company's common stock are required to file with the SEC, and provide us a copy, reports disclosing their ownership pursuant to the Securities Exchange Act of 1934. To our knowledge, no other person or entity, other than the ones set forth below, beneficially owned more than five percent of the outstanding shares of the Company common stock as of the close of business on August 30, 2017.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In accordance with Rule 13d-3 of the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner of any shares of common stock if he or she has voting and/or investment power with respect to those shares. Therefore, the table below includes shares owned by spouses, other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, shares held in the ESOP, and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power.

As of August 30, 2017, there were 2,494,940 shares of the Company's common stock outstanding.

	Number of Shares Beneficially Owned (1)	Percent of Shares Outstanding (%)
Name

Beneficial Owners of More Than 5%

Context BH Capital Management, LP	151,106 (2)	6.06
401 City Avenue, Suite 800
Bala Cynwyd, Pennsylvania 19004

Joel S. Lawson, IV	225,000 (3)	9.02
2040 Grubbs Mill Road
Berwyn, Pennsylvania 19312

Manulife Asset Management (US) LLC	167,336 (4)	6.71
101 Huntington Avenue
Boston, Massachusetts 02199

Stieven Capital Advisors, L.P.	204,100 (5)	8.18
12412 Powerscourt Drive, Suite 250
St. Louis, Missouri 63131

Joseph Stilwell	236,466 (6)	9.48
111 Broadway, 12th Floor
New York, New York 10006

Directors

Robert D. Ruecker	22,700 (7)	*
Jerald L. Shaw	37,258 (8)	*
Douglas A. Kay	8,200 (9)	*
George W. Donovan	17,200 (10)	*
Terri L. Degner	28,659 (11)	*
Reid A. Bates	2,250 (9)	*
Gordon Stephenson	3,050 (12)	*

Named Executive Officers Who Are Not Directors
Matthew F. Moran	13,324 (13)	*

All Executive Officers and Directors as a Group (9 persons)	140,216	5.62

*	Less than one percent of shares outstanding.
(1)
Shares of restricted stock granted under the 2015 Equity Incentive Plan, as to which the holders have voting power but not investment power, are included as follows: Messrs. Ruecker, Kay and Donovan, 2,300 shares each; Mr. Bates, 250 shares; Mr. Moran, 3,961 shares; and all executive officers and directors as a group, 14,606 shares.

(2)	According to a Schedule 13G filed April 18, 2017, Context BH Capital Management, LP has sole voting and dispositive power over the shares reported.
(3)	According to a Schedule 13D/A filed December 10, 2015, Mr. Lawson has sole voting and dispositive power over the shares reported.

(4)	According to a Schedule 13G/A filed February 14, 2017, Manulife Asset Management (US) LLC has sole voting and dispositive power over the shares reported.
(5)
According to a Schedule 13G/A filed February 13, 2017, Stieven Financial Investors, L.P. (“SFI”) has shared voting and dispositive power over 171,426 shares. Stieven Financial Offshore Investors, Ltd. (“SFOI”) has shared voting and dispositive power over 32,674 shares. Stieven Capital Advisors, L.P. (“SCA”), which serves as investment manager to SFI and SFOI, and Joseph A. Stieven, as CEO of SCA report shared voting and dispositive power over 204,100 shares.

(6)
According to a Schedule 13D/A filed September 6, 2016, Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Partners, L.P., Stilwell Value LLC and Joseph Stilwell have shared voting and dispositive power over the shares reported

(7)	Includes shares of restricted stock noted in footnote (1); remaining shares are held in individual retirement account (“IRA”).
(8)
Includes shares of restricted stock noted in footnote (1), 9,500 shares held jointly with spouse, 849 shares held in IRA, 2,217 shares held in the ESOP, 3,245 shares held in spouse’s IRA and 3,406 shares held by Shaw Family I LLC.

(9)	Includes shares of restricted stock noted in footnote (1); remaining shares are held jointly with spouse.
(10)
Includes shares of restricted stock noted in footnote (1), 4,000 shares held jointly with spouse, 4,000 shares held by William M. Donovan Trust as to which Mr. Donovan is trustee, as well as 2,000 shares held for his children.

(11)	Includes shares of restricted stock noted in footnote (1), 10,000 shares held jointly with spouse and 1,409 shares held in the ESOP.
(12)	Consists of 1,000 shares held jointly with spouse, 1,000 shares held in his spouse’s IRA and 1,050 shares held as custodian for minors.
(13)	Includes shares of restricted stock noted in footnote (1).

(b)	Security Ownership of Management.
The information contained in section 12(a) above captioned “Security Ownership of Certain Beneficial Owners" is incorporated herein by reference.
(c)  Changes in Control
See Item 1-“Pending Merger” for information concerning the proposed merger of the Company with and into Washington Federal, Inc.
(d)  Equity Compensation Plan Information
The following table summarizes share and exercise price information about the Company's equity compensation plans as of June 30, 2017:

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

(1) As of June 30, 2017, there were no outstanding options, warrants and rights. At that date, there were 106,228 restricted shares granted pursuant to the 2015 Equity Incentive Plan (the "Plan") and 87,572 shares were available for future grants of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, non-qualified stock options, which do not satisfy the requirements for treatment as incentive stock options, restricted stock and restricted stock units under the Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Transactions
The Bank has followed a policy of granting loans to officers and directors, which fully complies with all applicable federal regulations. Loans to directors and executive officers are made in the ordinary course of business and on the same terms and conditions as those of comparable transactions with all customers prevailing at the time, in accordance with our underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. Loans and available lines of credit to all directors and executive officers and their associates totaled approximately $148,000 at June 30, 2017, which was less than one percent of our equity at that date. All loans to directors and executive officers were performing in accordance with their terms at June 30, 2017. Total deposits of directors and executive officers were approximately $1.9 million at June 30, 2017.
We recognize that transactions between us and any of our directors or executive officers can present potential or actual conflicts of interest and create the appearance that these decisions are based on considerations other than our best interests. Therefore as a general matter and in accordance with our Code of Business Conduct and Ethics, it is our preference to avoid such transactions. Nevertheless, we recognize that there are situations where such transactions may be in, or may not be inconsistent with, our best interests. Accordingly, the Code requires the Board of Directors or a committee of the Board to review and, if appropriate, to approve or ratify any such transaction if the amount involved exceeds $200,000. If a Board member is a participant in the transaction, then that member is required to abstain from the discussion, approval or ratification process. After its review, the Board or committee will only approve or ratify those transactions that are in, or are not inconsistent with, our best interests, as determined in good faith.
Director Independence
The Company's common stock is listed on the Nasdaq Global Select Market. In accordance with Nasdaq requirements, at least a majority of our directors must be independent directors. The Board has determined that five of our seven directors are independent, as defined by Nasdaq. Directors Robert D. Ruecker, Douglas A. Kay, George W. Donovan, Reid A. Bates and Gordon Stephenson are all independent. Only Jerald L. Shaw, who is our President and Chief Executive Officer, and Terri L. Degner, who is our Executive Vice President and Chief Financial Officer, are not independent. Former Director Varonica S. Ragan was independent.
Item 14. Principal Accounting Fees and Services
The following table sets forth the aggregate fees billed to the Company and the Bank by Moss Adams LLP for professional services rendered for the fiscal years ended June 30, 2017 and 2016.

	Year Ended June 30,

	2017	2016
Audit Fees..................................................................	$139,175	$146,175
Audit-Related Fees....................................................	73,444	41,292
Tax Fees.....................................................................	20,320	16,000
Total............................................................................	$232,939	$203,467

The Audit Committee pre-approves all audit and permissible non-audit services to be provided by the independent auditor and the estimated fees for these services in connection with its annual review of its charter. In considering non-audit services, the Audit Committee will consider various factors, including but not limited to, whether it would be beneficial to have the service provided by the independent auditor and whether the service could compromise the independence of the independent auditor. All of the services provided by Moss Adams LLP in the year ended June 30, 2017 were approved by the Audit Committee.

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

3. Exhibits:

Exhibits are available from the Company by written request.

2.1	Agreement and Plan of Merger, dated as of April 11, 2017, by and between Washington Federal, Inc. and Anchor Bancorp (1)
3.1	Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (3)
4.1	Form of Stock Certificate of the Company (2)
10.1	Form of Anchor Bank Employee Severance Compensation Plan (2)
10.2	Anchor Bank Phantom Stock Plan (2)
10.3	Form of 401(k) Retirement Plan (2)
10.4	Form of Employment Agreement between Anchor Bank and Jerald L. Shaw and Terri L. Degner (4)
10.5	Form of Severance Agreement and Release (5)
10.6	Agreement in Connection with Anchor Annual Meeting between Anchor Bancorp and Joel S. Lawson IV dated October 21, 2015 (6)
10.7	Standstill Agreement and Non-Disclosure Agreement by and among Anchor Bancorp, Joel S. Lawson IV and Varonica S. Ragan dated December 8, 2015 (7)
10.8	Anchor Bancorp, Inc. 2015 Equity Incentive Plan ("Equity Incentive Plan") (8)
10.9	Form of Incentive Stock Option Award Agreement under the Equity Incentive Plan (8)
10.10	Form of Non-Qualified Stock Option Award Agreement under the Equity Incentive Plan (8)
10.11	Form of Restricted Stock Award agreement under the Equity Incentive Plan (8)
10.12	Form of Restricted Stock Unit Award agreement under the Equity Incentive Plan (8)
14	Code of Ethics (9)
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Anchor Bancorp's Annual Report on Form 10-K for the year ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements

________________________

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K filed April 13, 2017.
(2)	Filed on October 24, 2008, as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-154734) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 10, 2015 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company's Current Report on Form 8-K dated May 22, 2014 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company's Current Report on Form 8-K dated January 22, 2015 and incorporated herein by reference.
(6)	Filed as an exhibit to the Company's Current Report on Form 8-K dated October 23, 2015 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company's Current Report on Form 8-K dated December 10, 2015 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company's Registration Statement on Form S-8 date December 8, 2015 and incorporated herein by reference.
(9)	The Company elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.anchornetbank.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR BANCORP

September 15, 2017	By:/s/Jerald L. Shaw
Jerald L. Shaw
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/Jerald L. Shaw	September 15, 2017
Jerald L. Shaw President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/Terri L. Degner	September 15, 2017
Terri L. Degner Chief Financial Officer and Director (Principal Financial and Accounting Officer)

By: /s/Robert D. Ruecker	September 15, 2017
Robert D. Ruecker
Chairman of the Board and Director

By: /s/Douglas A. Kay	September 15, 2017
Douglas A. Kay
Director

By: /s/George W. Donovan	September 15, 2017
George W. Donovan
Director

By: /s/Reid A. Bates	September 15, 2017
Reid A. Bates
Director

By: /s/Gordon Stephenson	September 15, 2017
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

101
The following materials from Anchor Bancorp's Annual Report on Form 10-K for the year ended
June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements