Form 10-Q
period 2017-09-30
Anchor Bancorp
filed 2017-11-06
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 6, 2017, there were 2,494,940 shares of common stock, $0.01 par value per share, outstanding.

ANCHOR BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiary, unless the context indicates otherwise.  When we refer to “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, the wholly owned subsidiary of Anchor Bancorp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands, except share data) (Unaudited)	September 30, 2017	June 30, 2017
ASSETS
Cash and cash equivalents	$8,925	$14,194
Securities available-for-sale, at fair value, amortized cost of $20,407 and $21,391	20,240	21,170
Securities held-to-maturity, at amortized cost, fair value of $4,575 and $4,954	4,553	4,949
Loans held for sale	—	1,551
Loans receivable, net of allowance for loan losses of $4,017 and $4,106	383,221	377,908
Bank owned life insurance investment, net of surrender charges	20,159	20,030
Accrued interest receivable	1,344	1,332
Real estate owned, net ("REO")	2,658	867
Federal Home Loan Bank ("FHLB") stock, at cost	2,036	2,348
Property, premises, and equipment, at cost, less accumulated depreciation of $12,128 and $11,971	9,037	9,360
Deferred tax asset, net	7,666	8,011
Prepaid expenses and other assets	548	805
Total assets	$460,387	$462,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$54,474	$52,606
Interest-bearing	293,902	292,581
Total deposits	348,376	345,187

FHLB advances	37,700	45,500
Advance payments by borrowers for taxes and insurance	1,903	1,195
Supplemental Executive Retirement Plan liability	1,717	1,709
Accounts payable and other liabilities	3,915	3,083
Total liabilities	393,611	396,674
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, authorized 45,000,000 shares; 2,494,940 issued and outstanding at September 30, 2017 and 2,504,740 issued and outstanding at June 30, 2017, respectively	25	25
Additional paid-in capital	22,447	22,619
Retained earnings	45,629	44,585
Unearned Employee Stock Ownership Plan ("ESOP") shares	(590)	(607)
Accumulated other comprehensive loss, net of tax	(735)	(771)
Total stockholders’ equity	66,776	65,851
Total liabilities and stockholders’ equity	$460,387	$462,525

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,

	2017	2016
Interest income:
Loans receivable, including fees	$5,133	$4,652
Securities	34	23
Mortgage-backed securities	130	166
Total interest income	5,297	4,841
Interest expense:
Deposits	842	619
FHLB advances	109	149
Total interest expense	951	768
Net interest income before provision for loan losses	4,346	4,073
Provision for loan losses	75	75
Net interest income after provision for loan losses	4,271	3,998
Noninterest income:
Deposit service fees	313	348
Other deposit fees	199	194
Other loan fees	228	235
Gain on sale of loans	110	101
Bank owned life insurance investment	129	132
Other income	193	147
Total noninterest income	1,172	1,157
Noninterest expense:
Compensation and benefits	2,084	2,310
General and administrative expenses	574	736
Merger expenses	34	—
Real estate owned holding costs	30	19
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	36	69
Information technology	537	485
Occupancy and equipment	433	506
Deposit services	104	111
Marketing	91	100
Loss on sale of property, premises and equipment	5	—
Gain on sale of real estate owned	—	(12)
Total noninterest expense	3,928	4,324
Income before provision for income taxes	1,515	831
Provision for income taxes	471	258
Net income	$1,044	$573
Basic earnings per share	$0.43	$0.24
Diluted earnings per share	$0.43	$0.24
Weighted average number of basic shares outstanding	2,421,049	2,391,839
Weighted average number of diluted shares outstanding	2,432,960	2,414,679
See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands) (Unaudited)	Three Months Ended September 30,

	2017	2016
NET INCOME	$1,044	$573
OTHER COMPREHENSIVE INCOME , net of income tax
Unrealized holding gains on available-for-sale securities during the period, net of income tax expense of $19, and $7 respectively	36	15
Other comprehensive income, net of income tax	36	15
COMPREHENSIVE INCOME	$1,080	$588

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,044	$573
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	158	175
Net amortization of premiums on securities	70	75
Provision for loan losses	75	75
ESOP expense	43	44
Deferred federal income taxes	326	258
Stock compensation expense	47	224
Increase in cash surrender value of life insurance investment	(129)	(132)
Gain on sale of loans	(110)	(101)
Originations of loans held for sale	(1,994)	(6,881)
Proceeds from sale of loans held for sale	3,655	6,460
Loss on sale of property, premises, and equipment	5	—
Gain on sale of real estate owned	—	(12)
Change in operating assets and liabilities:
Accrued interest receivable	(12)	13
Prepaid expenses and other assets	257	920
Supplemental Executive Retirement Plan ("SERP")	8	3
Accounts payable and other liabilities	832	285
Net cash provided by operating activities	4,275	1,979
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, calls and maturities of available-for-sale securities	—	852
Principal repayments on mortgage-backed available-for-sale securities	937	1,280
Principal repayments on mortgage-backed held-to-maturity securities	374	275
Loan originations, net of undisbursed loan proceeds and principal repayments	(7,179)	(3,700)
Proceeds from sale of real estate owned	—	294
Proceeds from sale of property, premises, and equipment, net	160	—
Purchase of property, premises, and equipment, net	—	(32)
Redemption of FHLB stock	312	20
Net cash provided by investing activities	(5,396)	(1,011)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	3,189	3,312
Net change in advance payments by borrowers for taxes and insurance	708	777
Proceeds from FHLB advances	15,200	20,500
Repayment of FHLB advances	(23,000)	(21,000)
Repurchase and retirement of common stock	—	(273)
Net share settlement of stock awards	(245)	(277)
Net cash used in financing activities	$(4,148)	$3,039

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,

	2017	2016
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(5,269)	$4,007
Beginning of period	14,194	8,320
End of period	$8,925	$12,327
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$960	$773
Income taxes	$145	$65
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Noncash investing activities:
Net loans transferred to real estate owned	$1,791	$168
Unrealized holding gain on available-for-sale securities, net of tax	$36	$15
Loans securitized into mortgage-backed securities	$—	$1,071

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2017 (“2017 Form 10-K”). The results of operations for the three months ended September 30, 2017 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2018. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported consolidated net income or equity. The Company has evaluated events and transactions subsequent to September 30, 2017 for potential recognition or disclosure.

Note 3 - Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) which postponed the effective date of 2014-09. Subsequently, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. This amendment clarifies that an entity should determine if it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The core principle of Topic 606 is that an entity must recognize revenue when it has satisfied a performance obligation of transferring promised goods or services to a customer. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. The standard allows for full retrospective adoption for all periods presented or modified retrospective adoption to only the most current period presented in the financial statements. The cumulative effect of initially applying the standard is recognized at the date of the initial application. Our primary source of revenue is interest income, which is recognized as it is earned and is deemed to be in compliance with this ASU. With respect to noninterest income, the Company is in its preliminary stages of identifying and evaluating the revenue streams and underlying revenue contracts within the scope of the guidance. The Company is expecting to begin developing processes and procedures during 2017 to ensure it is fully compliant with these amendments at the date of adoption. To date, the Company has not yet identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance; however, the Company’s implementation efforts are ongoing and such assessments may change prior to the January 1, 2018 implementation date. Accordingly, the Company does not expect implementation of this standard to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured as fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU is effective for fiscal years beginning

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's consolidated financial statements. [Management is in the planning stages of developing processes and procedures to comply with the disclosures requirements of this ASU, which could impact the disclosures the Company makes related to fair value of its financial instruments].

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The ASU was effective for annual and interim periods beginning after December 15, 2016. The Company adopted this standard effective January 1, 2017. The adoption of ASU No. 2016-09 did not have a material impact on the Company's consolidated financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends the hedge accounting recognition and presentation requirements in ASC 815 to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. The amendments in this ASU permit hedge accounting for hedging relationships involving nonfinancial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. The adoption of ASU No. 2017-12 is not expected to have a material impact on the Company's consolidated financial statements.

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

	For the Three Months Ended September 30,
	2017	2016
	(Dollars in thousands, except share data)
Net income	$1,044	$573
Earnings allocated to common shareholders	$1,044	$573

Basic weighted-average common shares outstanding	2,421,049	2,391,839
Potentially dilutive incremental shares	11,911	22,840
Diluted weighted-average common shares outstanding	2,432,960	2,414,679

Basic earnings per share	$0.43	$0.24
Diluted earnings per share	$0.43	$0.24

Shares owned by the Company's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of September 30, 2017 and June 30, 2017 there were 53,649 and 55,369 shares, respectively, which had not been allocated under the Company's ESOP.

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For both the three months ended September 30, 2017 and 2016, there were no anti-dilutive shares included in the computation of diluted earnings per share.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Investments

The amortized cost and estimated fair market values of investment securities as of September 30, 2017 and June 30, 2017, were as follows:

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$163	$—	$—	$163
Mortgage-backed securities:
FHLMC (1)	10,766	110	(110)	10,766
FNMA (2)	8,970	—	(153)	8,817
GNMA (3)	508	—	(14)	494
	$20,407	$110	$(277)	$20,240
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$2,100	$50	$(47)	$2,103
FNMA	1,142	68	(16)	1,194
GNMA	1,311	—	(32)	1,279
	$4,553	$118	$(95)	$4,576
(1) Federal Home Loan Mortgage Corporation ("Freddie Mac")
(2) Federal National Mortgage Association ("Fannie Mae")
(3) Government National Mortgage Association ("Ginnie Mae")

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$165	$—	$—	$165
Mortgage-backed securities:
FHLMC	11,140	88	(125)	11,103
FNMA	9,532	—	(169)	9,363
GNMA	554	—	(15)	539
	$21,391	$88	$(309)	$21,170
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$2,212	53	(52)	$2,213
FNMA	1,209	71	(23)	1,257
GNMA	1,528	—	(44)	1,484
	$4,949	$124	$(119)	$4,954

There were 45 and 47 securities in an unrealized loss position at September 30, 2017 and June 30, 2017, respectively. The unrealized losses on investments in mortgage-backed securities relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities prior to their maturity. We do expect to recover the

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of the dates indicated, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$2,405	$(20)	$3,013	$(90)	$5,418	$(110)
FNMA	3,858	(22)	4,752	(132)	8,610	(154)
GNMA	—	—	494	(13)	494	(13)
	$6,263	$(42)	$8,259	$(235)	$14,522	$(277)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$1,468	$(47)	$1,468	$(47)
FNMA	—	—	510	(16)	510	(16)
GNMA	835	(12)	444	(20)	1,279	(32)
	$835	$(12)	$2,422	$(83)	$3,257	$(95)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$2,626	$(25)	$3,185	$(100)	$5,811	$(125)
FNMA	4,578	(29)	4,563	(140)	9,141	(169)
GNMA	—	—	539	(15)	539	(15)
	$7,204	$(54)	$8,287	$(255)	$15,491	$(309)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$1,548	$(52)	$1,548	$(52)
FNMA	—	—	539	(23)	539	(23)
GNMA	840	(13)	645	(31)	1,485	(44)
	$840	$(13)	$2,732	$(106)	$3,572	$(119)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual maturities of securities at September 30, 2017 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

September 30, 2017	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds:
Due after ten years	$163	$163
Mortgage-backed securities:
FHLMC	10,766	10,766
FNMA	8,970	8,817
GNMA	508	494
	$20,407	$20,240

Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$2,100	$2,103
FNMA	1,142	1,193
GNMA	1,311	1,279
	$4,553	$4,575

Sales of securities available-for-sale for the dates indicated are summarized as follows:

	Three Months Ended September 30,
	2017	2016
	(In thousands)
Proceeds from maturities, sales and calls	$—	852

Pledged securities at the dates indicated are summarized as follows:

	September 30, 2017		June 30, 2017
Pledged to secure:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Public deposits	$4,942	$4,960	$5,143	$5,172
FHLB borrowings	920	956	977	1,009
Federal Reserve borrowing line	847	835	852	840

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Loans Receivable, net

Loans receivable consisted of the following at the dates indicated:

	September 30, 2017	June 30, 2017
	(In thousands)
Real estate:
One-to-four family	$61,555	$59,735
Multi-family	61,012	60,500
Commercial	148,867	155,525
Construction	60,963	49,151
Land	8,097	8,054
Total real estate	340,494	332,965
Consumer:
Home equity	13,991	13,991
Credit cards	2,535	2,596
Automobile	573	627
Other consumer	1,484	1,524
Total consumer	18,583	18,738

Business:
Commercial business	29,455	31,603
Total loans	388,532	383,306
Less:
Deferred loan fees and loan premiums, net	1,294	1,292
Allowance for loan losses	4,017	4,106
Loans receivable, net	$383,221	$377,908

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2017:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 9/30/17
	(In thousands)
Allowance for loan losses:
Beginning balance	$495	$580	$1,566	$651	$120	$378	$316	$—	$4,106
Provision (benefit) for loan losses	(207)	10	168	169	(1)	(40)	(24)	—	75
Charge-offs	—	—	(200)	—	—	(1)	—	—	(201)
Recoveries	14	—	—	1	—	17	5	—	37
Ending balance	$302	$590	$1,534	$821	$119	$354	$297	$—	$4,017

(1)	Consumer loans include home equity, credit cards, automobile, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2016:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 9/30/16
	(In thousands)
Allowance for loan losses:
Beginning balance	$798	$454	$1,333	$271	$75	$516	$332	$—	$3,779
Provision (benefit) for loan losses	(91)	9	(24)	108	35	42	(4)	—	75
Charge-offs	—	—	—	—	—	(54)	—	—	(54)
Recoveries	10	—	—	2	—	9	3	—	24
Ending balance	$717	$463	$1,309	$381	$110	$513	$331	$—	$3,824

(1)	Consumer loans include home equity, credit cards, automobile, and other consumer loans. The only consumer loans with impairment are home equity loans.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2017:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$1,613	$1,798	$—
Home equity	263	270	—
Commercial business	353	422	—
With an allowance recorded
One-to-four family	$2,957	$2,967	$125
Land	308	308	20
Home equity	260	260	41
Total
One-to-four family	$4,570	$4,765	$125
Land	308	308	20
Home equity	523	530	41
Commercial business	353	422	—
Total	$5,754	$6,025	$186

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2017:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$1,818	$1,991	$—
Commercial real estate	1,992	1,992	—
Home equity	299	303	—
Commercial business	606	668	—
With an allowance recorded
One-to-four family	$3,210	$3,220	$143
Land	311	311	22
Home equity	262	262	32
Commercial business	23	23	1
Total
One-to-four family	$5,028	$5,211	$143
Commercial real estate	1,992	1,992	—
Land	311	311	22
Home equity	561	565	32
Commercial business	629	691	1
Total	$8,521	$8,770	$198

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded
One-to-four family	$1,716	$3	$3,152	$14
Commercial real estate	996	—	433	—
Land	—	—	180	1
Home equity	281	1	71	—
Commercial business	480	1	108	1
With an allowance recorded
One-to-four family	$3,084	$11	$5,967	$16
Land	310	7	318	7
Home equity	261	1	366	1
Commercial business	12	—	118	—
Total
One-to-four family	$4,800	$14	$9,119	$30
Commercial real estate	996	—	433	—
Land	310	7	498	8
Home equity	543	2	437	1
Commercial business	491	—	226	1
Total	$7,140	$23	$10,713	$40

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2017:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$302	$590	$1,534	$821	$119	$354	$297	$—	$4,017
Ending balance: individually evaluated for impairment	125	—	—	—	20	41	—	—	186
Ending balance: collectively evaluated for impairment	$177	$590	$1,534	$821	$99	$313	$297	$—	$3,831

Loans receivable:
Ending balance	$61,555	$61,012	$148,867	$60,963	$8,097	$18,583	$29,455	$—	$388,532
Ending balance: individually evaluated for impairment	4,570	—	—	—	308	523	353	—	5,754
Ending balance: collectively evaluated for impairment	$56,985	$61,012	$148,867	$60,963	$7,789	$18,060	$29,102	$—	$382,778

(1)	Consumer loans include home equity, credit cards, auto and other consumer loans.

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

The following table presents the recorded investment in nonaccrual loans by type of loans as of the dates indicated:

	September 30, 2017	June 30, 2017
	(In thousands)
One-to-four family	$968	$1,170
Commercial	—	1,992
Home equity	207	242
Commercial business	289	300
Total	$1,464	$3,704

There were no loans past due 90 days or more and still accruing interest at September 30, 2017 and June 30, 2017.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class of loan, as of September 30, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$732	$117	$968	$1,817	$59,738	$61,555
Multi-family	—	—	—	—	61,012	61,012
Commercial real estate	—	—	—	—	148,867	148,867
Construction	—	—	—	—	60,963	60,963
Land	—	—	—	—	8,097	8,097
Home equity	41	—	207	248	13,743	13,991
Credit cards	5	3	—	8	2,527	2,535
Automobile	—	—	—	—	573	573
Other consumer	2	7	—	9	1,475	1,484
Commercial business	—	—	289	289	29,166	29,455
Total	$780	$127	$1,464	$2,371	$386,161	$388,532

(1) Includes loans on nonaccrual status.

The following table presents past due loans, net of partial loan charge-offs, by class of loan as of June 30, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$15	$—	$1,170	$1,185	$58,550	$59,735
Multi-family	—	—	—	—	60,500	60,500
Commercial real estate	187	—	1,992	2,179	153,346	155,525
Construction	—	—	—	—	49,151	49,151
Land	—	—	—	—	8,054	8,054
Home equity	16	4	242	262	13,729	13,991
Credit cards	13	—	—	13	2,583	2,596
Automobile	—	—	—	—	627	627
Other consumer	—	8	—	8	1,516	1,524
Commercial business	107	—	300	407	31,196	31,603
Total	$338	$12	$3,704	$4,054	$379,252	$383,306
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

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table presents the internally assigned grade as of September 30, 2017, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$59,378	$60,489	$147,262	$60,963	$8,097	$13,247	$2,527	$573	$1,478	$28,363	$382,377
Watch	917	523	1,605	—	—	371	8	—	—	697	4,121
Special Mention	305	—	—	—	—	16	—	—	—	106	427
Substandard	955	—	—	—	—	357	—	—	6	289	1,607
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$61,555	$61,012	$148,867	$60,963	$8,097	$13,991	$2,535	$573	$1,484	$29,455	$388,532

The following table presents the internally assigned grade as of June 30, 2017, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$57,075	$59,973	$150,762	$49,151	$7,743	$13,202	$2,583	$627	$1,510	$29,972	$372,598
Watch	984	527	2,771	—	311	361	13	—	6	1,224	6,197
Special Mention	646	—	—	—	—	36	—	—	1	107	790
Substandard	1,030	—	1,992	—	—	392	—	—	7	300	3,721
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$59,735	$60,500	$155,525	$49,151	$8,054	$13,991	$2,596	$627	$1,524	$31,603	$383,306

Troubled Debt Restructures. A troubled debt restructure ("TDR") is a loan where the Company, for economic or legal reasons related to the borrower's financial condition, has granted a concession to the borrower that it would otherwise not consider so that the borrower can continue to make payments while minimizing the Company's potential loss. The modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank's best interest. At September 30, 2017, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents TDRs by accrual versus nonaccrual status and by loan class as of September 30, 2017:

	September 30, 2017
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$3,602	$124	$3,726
Land	308	—	308
Home equity	166	—	166
Commercial business	63	—	63
Total	$4,139	$124	$4,263

The following table presents TDRs by accrual versus nonaccrual status and by loan class as of June 30, 2017:

	June 30, 2017
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$3,622	$131	$3,753
Land	311	—	311
Home equity	169	—	169
Commercial business	87	—	87
Total	$4,189	$131	$4,320

There were no new TDR loans, or renewals or modifications of existing TDR loans during the three months ended September 30, 2017 and 2016.

For both the three months ended September 30, 2017 and 2016, there were no TDRs for which there was a payment default within 12 months of their restructure.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Real Estate Owned, net

The following table is a summary of REO activity for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,

	2017	2016
	(In thousands)
Balance at the beginning of the period	$867	$373
Net loans transferred to real estate owned	1,791	168
Sales	—	(282)
Gain on sale of REO	—	12
Balance at the end of the period	$2,658	$271

At September 30, 2017, there were two loans totaling $402,000 secured by residential real estate properties for which formal foreclosure proceedings were in process.

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

Compensation expense related to the ESOP for the three months ended September 30, 2017 and 2016 was $43,000 and $44,000, respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	September 30, 2017	June 30, 2017
	(Dollars in thousands)
Allocated shares	48,351	46,631
Unallocated shares	53,649	55,369
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,328	$1,387

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

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended September 30, 2017. The following tables show the Company's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$163	$—	$163
Mortgage-backed securities:
FHLMC	—	10,766	—	10,766
FNMA	—	8,817	—	8,817
GNMA	—	494	—	494

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$165	$—	$165
Mortgage-backed securities:
FHLMC	—	11,103	—	11,103
FNMA	—	9,363	—	9,363
GNMA	—	539	—	539

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
The following table presents the balances of assets measured at fair value on a nonrecurring basis at September 30, 2017:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$3,963	$3,963
Land	—	—	308	308
Home equity	—	—	260	260
Total impaired loans	—	—	4,531	4,531

Total	$—	$—	$4,531	$4,531

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balances of assets measured at fair value on a nonrecurring basis at June 30, 2017:

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
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2017 and June 30, 2017:

	September 30, 2017
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans	$4,531	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 10% (4%)

	June 30, 2017
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans	$4,823	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 10% (3%)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of September 30, 2017 and June 30, 2017:

	September 30, 2017
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$8,925	$8,925	$8,925	$—	$—
Securities available-for-sale	20,240	20,240	—	20,240	—
Securities held-to-maturity	4,553	4,575	—	4,575	—
FHLB stock	2,036	2,036	—	2,036	—
Loans held for sale	—	—	—	—	—
Loans receivable	387,238	378,999	—	—	378,999
Bank owned life insurance investment	20,159	20,159	—	20,159	—
Accrued interest receivable	1,344	1,344	—	1,344	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$201,582	$201,582	$201,582	$—	$—
Certificates of deposit	146,794	147,171	—	144,854	—
FHLB advances	37,700	37,476	—	37,226	—
Advance payments by borrowers for taxes and insurance	1,903	1,903	1,903	—	—

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2017
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$14,194	$14,194	$14,194	$—	$—
Securities available-for-sale	21,170	21,170	—	21,170	—
Securities held-to-maturity	4,949	4,954	—	4,954	—
FHLB stock	2,348	2,348	—	2,348	—
Loans held for sale	1,551	1,551	1,551	—	—
Loans receivable	382,014	374,599	—	—	374,599
Accrued interest receivable	1,332	1,332	—	1,332	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$200,678	$200,678	$200,678	$—	$—
Certificates of deposit	144,509	144,854	—	144,854	—
FHLB advances	45,500	45,226	—	45,226	—
Advance payments by borrowers for taxes and insurance	1,195	1,195	1,195	—	—
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
Note 10 - Stock-Based Compensation

On October 21, 2015, the Company’s stockholders approved the Anchor Bancorp 2015 Equity Incentive Plan ("Plan"), which provides for awards of restricted stock, restricted stock units, and stock options to directors, advisory directors, directors emeriti, officers and employees. The cost of awards under the Plan generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the Plan is 193,800. Shares of common stock issued under the Plan may be authorized but unissued.

As of September 30, 2017, awards for restricted stock totaling 87,572 were outstanding and no stock options were granted. Awarded shares of restricted stock typically vest over various periods as long as the director, advisory director, directors emeriti, officer or employee remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

For the three months ended September 30, 2017 total compensation expense for the Plan was $47,000, and the related income tax benefit was $16,000.

The following tables provide a summary of changes in non-vested restricted stock awards for the three months ended September 30, 2017:

	For the Three Months Ended September 30, 2017

		Weighted-Average Grant Date Fair Value
	Shares
Non-vested at July 1, 2017	38,424	$25.75
Granted	—	—
Vested	(11,532)	25.75
Forfeited and canceled	(9,800)	25.05
Non-vested at September 30, 2017	17,092	25.75

As of September 30, 2017, there was $107,000 of total unrecognized compensation costs related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately three years.

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

As of September 30, 2017, the Condensed Consolidated Statements of Financial Condition included a net deferred tax asset of $7.7 million. The Company's primary deferred tax assets relate to the allowance for loan losses. The Company has prepared federal tax returns through June 30, 2017. At June 30, 2017 the net operating loss carryforward was $9.2 million which will begin to expire in 2031.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. Each quarter, we consider positive evidence, which may include taxes paid in carryback years, reversing timing differences, available tax planning strategies, and projected taxable income and weigh it against negative evidence, which may include cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings, among other items. At September 30, 2017, management determined that no valuation allowance on the deferred tax asset was required. This determination was based on sufficient positive evidence associated with our return to profitability, demonstrated through cumulative earnings over the recent three year period, strong quarterly income, and our projections for future taxable income.

Note 12 - Agreement and Plan of Merger

On April 11, 2017, Washington Federal, Inc., a Washington corporation ("Washington Federal"), entered into an Agreement and Plan of Merger, with the Company, which was amended on September 27, 2017 ("Amendment No. 1", and collectively with the Agreement and Plan of Merger, the "Merger Agreement"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Washington Federal (the "Merger"), with Washington Federal as the surviving corporation in the Merger. Immediately after the effective time of the Merger (the "Effective Time"), Washington Federal intends to merge Anchor Bank, a wholly-owned subsidiary of the Company, with and into Washington Federal, National Association, a wholly-owned subsidiary of Washington Federal (the "Bank Merger"), with Washington Federal, National Association as the surviving institution in the Bank Merger.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each share of the common stock of the Company outstanding immediately prior to the Effective Time will be converted into the right to receive a fraction of a share of the common stock of Washington Federal equal to the quotient of 100.7% of the Company's tangible book value price per share (adjusted to include the outstanding balance of its ESOP loan) as of the end of the quarter immediately preceding the closing date divided by the average of the volume-weighted price of Washington Federal common stock for the twenty (20) trading days ending on the fifth trading day immediately preceding the closing date. On April 11, 2017, the Washington Federal shares to be issued pursuant to the Merger Agreement would have had an aggregate value of approximately $63.9 million and each share of Company common stock would have been valued at $25.75. Because the exchange ratio is not fixed and is not subject to a cap or collar, it is not possible until the completion of the Merger to determine the exact amount of Washington Federal common stock that a share of Company will be converted into the right to receive and the value of each share of Company common stock. All unvested restricted stock awards of the Company outstanding immediately prior to the Effective Time will become fully vested and will be converted into a right to receive the merger consideration described immediately above, as provided in the Merger Agreement.

The Merger Agreement contains customary representations and warranties from both Washington Federal and the Company, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of its business during the interim period between the execution of the Merger Agreement and the Effective Time, including, in the case of the Company, specific forbearances with respect to its business activities, (2) the Company's obligation to call a meeting of its shareholders to approve the Merger Agreement, and, subject to certain exceptions, that its board of directors recommend that the Company’s shareholders vote to approve the Merger Agreement, and (3) the Company's non-solicitation obligations regarding alternative acquisition proposals. The Merger Agreement provides certain termination rights for both Washington Federal and the Company and further provides that a termination fee of 1.5% of the aggregate Merger consideration will be payable by Anchor upon termination of the Merger Agreement under certain circumstances.

The need for the Amendment No. 1 was due to the identification of certain issues with respect to procedures, systems and processes of Washington Federal's bank subsidiary, Washington Federal, National Association, relating to its Bank Secrecy Act ("BSA") program. In addition, Amendment No. 1 also clarifies that a "burdensome condition" (i.e., a condition to regulatory approval of the merger that would be a basis for Washington Federal not to complete the merger) does not include any condition imposed on Washington Federal, or its subsidiary Washington Federal, National Association, related to its BSA program and that Washington Federal’s registration statement on Form S-4 will not go effective, and the Company’s special meeting of shareholders to vote on the Merger Agreement will not be called until the receipt of all regulatory approvals for the Merger. To provide Washington Federal additional time to complete its remediation efforts and obtain regulatory approvals, Amendment No. 1 extends from December 31, 2017 to June 30, 2018 the date after which either party can elect to terminate the Merger Agreement if the Merger has not yet been completed and provides for up to three additional six month extensions of the Merger Agreement beyond June 30, 2018. In light of the extension, the Company is now permitted to pay a dividend on its common stock or repurchase its common stock as long as it does not reduce its tangible common equity to assets ratio below 12% and, to

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

provide greater flexibility in retaining employees through the closing of the Merger, may pay retention incentives and hire replacements for terminated executive officers at increased salaries.

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

•
the Merger Agreement limits our ability to pursue an alternative acquisition proposal and requires us to pay a termination fee under limited circumstances relating to alternative acquisition proposals;

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

Some of these and other factors are discussed in our 2017 Form10-K under Item 1A. “Risk Factors.” Such developments could have an adverse impact on our financial position and results of operations.

Any of the forward-looking statements that we make in this quarterly report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. Because of these and other uncertainties, our actual results for fiscal year 2018 and beyond may differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity, operating results and stock price performance.

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, we carried no valuation allowance at September 30, 2017. The tax provision for the period is equal to the net change in the net deferred tax asset from the beginning to the end of the period, less amounts applicable to the change in value related to securities available-for-sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from REO, deferred loan fees and costs, and loan loss reserves.

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

Comparison of Financial Condition at September 30, 2017 and June 30, 2017

General. Total assets decreased by $2.1 million, or 0.5%, to $460.4 million at September 30, 2017 from $462.5 million at June 30, 2017. The decrease in assets during this period was primarily a result of a $5.3 million, or 37.1% decrease in cash and cash equivalents to $8.9 million at September 30, 2017 from $14.2 million at June 30, 2017 as we redeployed excess cash to fund the repayment of FHLB advances and fund our loan growth. In addition, loans held for sale decreased to none at September 30, 2017 from $1.5 million at June 30, 2017. Partially offsetting these decreases was a $5.3 million, or 1.4%, increase in loans receivable, net to $383.2 million at September 30, 2017 from $377.9 million at June 30, 2017. Total liabilities decreased $3.1 million, or 0.8%, to $393.6 million at September 30, 2017 compared to $396.7 million at June 30, 2017 primarily as the result of the repayment of FHLB advances partially offset by an increase in deposits. Total deposits increased $3.2 million, or 0.9%, to $348.4 million at September 30, 2017 compared to $345.2 million at June 30, 2017 primarily due to a $1.9 million, or 3.62% increase in noninterest bearing deposits to $54.5 million at September 30, 2017 from $52.6 million at June 30, 2017. The increase was primarily a result of the Bank's deposit marketing campaign as well as other deposit gathering activities. FHLB advances decreased $7.8 million, or 17.1%, to $37.7 million at September 30, 2017 from $45.5 million at June 30, 2017.

Assets. The following table details the increases and decreases in the composition of the Company's assets from June 30, 2017 to September 30, 2017:

	Balance at September 30, 2017	Balance at June 30, 2017	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$8,925	$14,194	$(5,269)	(37.1)%
Securities, available-for-sale	20,240	21,170	(930)	(4.4)
Securities, held-to-maturity	4,553	4,949	(396)	(8.0)
Loans receivable, net of allowance for loan losses	383,221	377,908	5,313	1.4
Real estate owned, net	2,658	867	1,791	206.6

Cash and cash equivalents decreased by $5.3 million, or 37.1%, to $8.9 million at September 30, 2017, from $14.2 million at June 30, 2017.

Securities available-for-sale decreased $930,000, or 4.4%, to $20.2 million at September 30, 2017 from $21.2 million at June 30, 2017. Securities held-to-maturity decreased $396,000, or 8.0%, to $4.5 million at September 30, 2017 from $4.9 million at June 30, 2017. The decreases in these portfolios were primarily the result of contractual principal repayments.

Loans receivable, net, increased $5.3 million, or 1.4%, to $383.2 million at September 30, 2017 from $377.9 million at June 30, 2017. Construction loans increased $11.8 million, or 24.0%, to $61.0 million at September 30, 2017 from $49.2 million at June 30, 2017. There was $57.0 million in undisbursed construction loan commitments at September 30, 2017. Our construction loans are primarily for the construction of multi-family and to a lesser extent, loans for the construction of single family properties. One-to-four family loans increased $1.8 million, or 3.0%, to $61.6 million at September 30, 2017 from $59.7 million at June 30, 2017. Multi-family loans increased $512,000, or 0.8%, to $61.0 million at September 30, 2017 from $60.5 million at June 30, 2017. Land loans increased $43,000, or 0.5%, to $8.1 million at September 30, 2017 from $8.0 million at June 30, 2017. Consumer loans decreased $155,000, or 0.83%, to $18.6 million at September 30, 2017 from $18.7 million at June 30, 2017. Commercial business loans decreased $2.1 million, or 6.8%, to $29.5 million at September 30, 2017 from $31.6 million at June 30, 2017. Commercial real estate loans decreased $6.6 million, or 4.3%, to $148.9 million at September 30, 2017 from $155.5 million at June 30, 2017. This decrease was partially due to the repayments of a $3.2 million commercial real estate loan secured by a self-storage facility and a $1.7 million industrial property. We also reclassified a $2.0 million multi-tenant commercial real estate loan to real estate owned ("REO") and recorded a $200,000 loan charge-off upon transfer to fair market value.

Total delinquent loans (past due 30 days or more), decreased $1.7 million to $2.4 million at September 30, 2017 from $4.1 million at June 30, 2017 primarily due to the transfer of the $2.0 million commercial real estate loan discussed above to REO at a fair market value of $1.8 million. Nonperforming loans, consisting solely of nonaccrual loans and primarily of one-to-four family loans, totaled $1.5 million at September 30, 2017 as compared to $3.7 million at June 30, 2017. Total classified loans consisting solely of substandard loans decreased $2.1 million, or 56.8%, to $1.6 million at September 30, 2017 from $3.7 million at June 30, 2017. The percentage of nonperforming loans, to total loans decreased to 0.4% at September 30, 2017 from 1.0% at June 30, 2017.

As of September 30, 2017, the Company had four real estate owned ("REO") properties with an aggregate book value of $2.7 million compared to three properties with an aggregate book value of $867,000 at June 30, 2017. The increase in the aggregate book value of REO properties during the quarter ended September 30, 2017 from June 30, 2017 was primarily attributable to reclassification of the commercial real estate loan discussed above.

Liabilities. Total liabilities decreased $3.1 million between June 30, 2017 and September 30, 2017. Deposits increased $3.2 million, or 0.9%, to $348.4 million at September 30, 2017 from $345.2 million at June 30, 2017, primarily due to a $1.9 million, or 3.6%, increase in noninterest bearing deposits as a result of the Bank's deposit marketing campaign as well as other deposit gathering activities. Our core deposits, which consist of all deposits other than certificates of deposit, increased by $904,000, or 0.5%, to $201.6 million at September 30, 2017 from $200.7 million at June 30, 2017. Certificates of deposit increased $2.3 million, or 1.6%, to $146.8 million at September 30, 2017 from $144.5 million at June 30, 2017. The increase in deposits was offset by the $7.8 million decrease in FHLB advances.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at September 30, 2017	Balance at June 30, 2017	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$54,474	$52,606	$1,868	3.6%
Interest-bearing demand deposits	31,424	31,464	(40)	(0.1)
Money market accounts	71,335	73,154	(1,819)	(2.5)
Savings deposits	44,349	43,454	895	2.1
Certificates of deposit	146,794	144,509	2,285	1.6
Total deposit accounts	$348,376	$345,187	$3,189	0.9%

Stockholders' Equity. Total stockholders' equity increased $925,000, or 1.4%, to $66.8 million at September 30, 2017 from $65.9 million at June 30, 2017 primarily due to net income of $1.0 million.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General. Net income for the three months ended September 30, 2017 was $1.0 million or $0.43 per diluted share compared to net income of $573,000 or $0.24 per diluted share for the three months ended September 30, 2016.

Net Interest Income. Net interest income before the provision for loan losses increased $273,000, or 6.7%, to $4.3 million for the quarter ended September 30, 2017 compared to $4.1 million for the same period last year primarily due to the increase in average loans receivable, net. Average loans receivable, net, for the quarter ended September 30, 2017 increased $31.9 million, or 9.0%, to $387.0 million compared to $355.1 million for the quarter ended September 30, 2016.

The Company's net interest margin decreased two basis points to 4.14% for the quarter ended September 30, 2017 compared to 4.16% for the quarter ended September 30, 2016. The average yield on loans receivable, net, increased seven basis points to 5.31% for the quarter ended September 30, 2017 compared to 5.24% for the same period of the prior year, reflecting the increase in higher yielding construction loans. The average yield on average mortgage-backed securities during the three months ended September 30, 2017 decreased to 2.05% from 2.24% for the same period in the prior year primarily due to large principal pay downs resulting in an increase in amortization of premiums. The average yield on interest-earning assets increased 11 basis points to 5.05% from 4.94% for the quarters ended September 30, 2017 and 2016, respectively. The average cost of total deposits increased 14 basis points to 1.13% for the quarter ended September 30, 2017 compared to 0.99% for the same period in the prior year. The average cost of interest-bearing liabilities increased 15 basis points to 1.14% for the quarter ended September 30, 2017 compared to 0.99% for the same period in the prior year, reflecting the increases in the federal funds rate over the last year.

The following table sets forth the changes to our net interest income for the three months ended September 30, 2017 compared to the same period in 2016. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$62	$419	$481
Mortgage-backed securities	(12)	(25)	(37)
Investment securities, FHLB stock and cash and cash equivalents	22	(10)	12
Total net change in income on interest-earning assets	$72	$384	$456
Interest-bearing liabilities:
Savings deposits	$—	$—	$—
Interest-bearing demand deposits	—	—	—
Money market accounts	61	5	66
Certificates of deposit	17	141	158
FHLB advances	20	(61)	(41)
Total net change in expense on interest-bearing liabilities	98	85	183
Net change in net interest income	$(26)	$299	$273

Interest Income. Total interest income for the three months ended September 30, 2017 increased $456,000, or 9.4%, to $5.3 million from $4.8 million for the three months ended September 30, 2016. The increase during the period was primarily attributable to the increase in the average balance on loans receivable, net. Average loans receivable, net, increased $31.9 million during the quarter ended September 30, 2017 compared to the same quarter last year. The average yield on loans receivable, net, increased seven basis points to 5.31% during the three months ended September 30, 2017 compared to 5.24% for the same period in the prior year. Average mortgage-backed securities declined $4.4 million during the three months ended September 30, 2017 compared to the same period in the prior year. The average yield on mortgage-backed securities decreased 19 basis points to 2.05% for the three months ended September 30, 2017 compared to 2.24% for the same period in the prior year primarily due to large principal pay downs resulting in an increase in amortization of premiums. Average interest-earning assets increased $27.9 million, or 7.1%, to $419.6 million for the three months ended September 30, 2017 compared to $391.7 million for the same period in 2016.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017		2016		Increase/(Decrease) in Interest and Dividend Income from 2016
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$387,028	5.31%	$355,051	5.24%	$481
Mortgage-backed securities	25,378	2.05	29,795	2.24	(37)
Investment securities	164	7.32	174	4.60	1
FHLB stock	1,964	3.87	2,881	2.50	1
Cash and cash equivalents	5,105	0.94	3,833	0.21	10
Total interest-earning assets	$419,639	5.05%	$391,734	4.94%	$456

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual, calculated net of deferred loan fees and loans in process.

Interest Expense. Interest expense increased $183,000, or 23.8% to $951,000 for the three months ended September 30, 2017 as compared to $768,000 for the three months ended September 30, 2016. The increase during the period was primarily attributable to the increase in the average balance of certificates of deposit and to a lesser extent increases in both the average balance and average cost of money market accounts. The average balance of money market accounts increased $13.7 million or 22.8% and the average cost increased by 33 basis points to 0.48% as compared to the same quarter last year primarily due to our marketing campaign. The average balance of certificates of deposit increased $28.8 million, or 24.4%, to $146.7 million during the quarter ended September 30, 2017 compared to $117.9 million for the same quarter last year. The average balance of FHLB advances decreased $24.3 million, or 40.4%, to $35.8 million for the three months ended September 30, 2017 compared to $60.0 million for the same period of the prior year primarily as the result of repayments upon maturity. Average interest-bearing liabilities increased $23.8 million, or 7.6%, to $333.5 million for the three months ended September 30, 2017 compared to $309.7 million for the same period in 2016 primarily to fund our loan growth.

The following table details average balances, cost of funds and the change in interest expense for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017		2016		Increase/(Decrease) in Interest Expense from 2016
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$44,176	0.15%	$44,499	0.15%	$—
Interest-bearing demand deposits	32,977	0.04	27,143	0.04	—
Money market deposits	73,922	0.48	60,197	0.15	66
Certificates of deposit	146,678	2.00	117,859	1.95	158
FHLB advances	35,772	1.22	60,043	1.00	(41)
Total interest-bearing liabilities	$333,525	1.14%	$309,741	0.99%	$183

Provision for Loan Losses. In connection with its analysis of the loan portfolio, management determined that a $75,000 provision for loan losses was required for both of the three months ended September 30, 2017 and 2016, primarily reflecting our recent loan growth.

Nonperforming loans decreased to $1.5 million at September 30, 2017, a decrease of $994,000 from $2.5 million at September 30, 2016. The ratio of nonperforming loans to total loans was 0.4% at September 30, 2017 compared to 0.7% at September 30, 2016. Total classified loans decreased $1.6 million, or 49.5%, to $1.6 million at September 30, 2017 from $3.2 million at September 30, 2016. The allowance for loan losses of $4.0 million at September 30, 2017 represented 1.0% of loans receivable and 274.4% of nonperforming loans. This compares to an allowance for loan losses of $4.1 million at June 30, 2017, representing 1.1% of loans receivable and 110.8% of nonperforming loans.

Management considers the allowance for loan losses at September 30, 2017 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by our regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses at and for the three months ended September 30, 2017 and 2016:

	At or For the Three Months Ended September 30,

	2017	2016
	(Dollars in thousands)
Provision for loan losses	$75	$75
Net charge-offs	164	30
Allowance for loan losses	4,017	3,824
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.0%	1.1%
Nonaccrual and 90 days or more past due and still accruing interest	$1,464	$2,458
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	274.4%	157.9%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.4%	0.7%
Total loans	$388,532	$356,049

We continue to restructure our delinquent loans, when appropriate, so our borrowers can continue to make payments while minimizing the Company's potential loss. As of September 30, 2017 and September 30, 2016, we have identified 25 and 36 loans, respectively, with aggregate net principal balances of $4.3 million and $7.9 million, respectively, as TDRs. At September 30, 2017 and September 30, 2016, there were $241,000 and $876,000, respectively, of TDRs included in nonperforming loans. At September 30, 2017 the Company had REO with a book value of $2.7 million compared to $867,000 at June 30, 2017.

Noninterest Income. Noninterest income remained relatively the same at $1.2 million for the quarters ended September 30, 2017 and 2016. The following table provides a detailed analysis of the changes in the components of noninterest income for the three months ended September 30, 2017 compared to the same period in 2016:

	Three Months Ended September 30,		Increase (decrease)

	2017	2016	Amount	Percent
	(Dollars in thousands)
Deposit service fees	$313	$348	$(35)	(10.1)%
Other deposit fees	199	194	5	2.6
Other loan fees	228	235	(7)	(3.0)
Gain on sale of loans	110	101	9	8.9
Bank owned life insurance investment	129	132	(3)	(2.3)
Other income	193	147	46	31.3
Total noninterest income	$1,172	$1,157	$15	1.3%

The slight increase in noninterest income was primarily attributable to an increase in commercial real estate loan prepayment penalties of $68,000 from $18,000 for the same period in the previous year. Partially offsetting this increase was a decrease of $35,000 in deposit service fees to $313,000 from $348,000 as consumers reduced their deposit account overdrafts.

Noninterest Expense. For the three months ended September 30, 2017, noninterest expense decreased $396,000, or 9.2%, to $3.9 million from $4.3 million for the three months ended September 30, 2016. The following table provides an analysis of the changes in the components of noninterest expense for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Increase (decrease)

	2017	2016	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$2,084	$2,310	$(226)	(9.8)%
General and administrative expenses	574	736	(162)	(22.0)
Merger expenses	34	—	34	—
Real estate holding costs	30	19	11	57.9
FDIC insurance premiums	36	69	(33)	(47.8)
Information technology	537	485	52	10.7
Occupancy and equipment	433	506	(73)	(14.4)
Deposit services	104	111	(7)	(6.3)
Marketing	91	100	(9)	(9.0)
Loss on sale of property, premises and equipment	5	—	5	—
Gain on sale of real estate owned	—	(12)	12	(100.0)
Total noninterest expense	$3,928	$4,324	$(396)	(9.2)%

The decrease in noninterest expense was primarily due to a $226,000, or 9.8% decrease in compensation and benefits primarily due to a $177,000 decrease in stock-based compensation expense related to the Anchor Bancorp 2015 Equity Plan. General and administrative expenses decreased $162,000 to $574,000 for the quarter ended September 30, 2017 from $736,000 for the quarter ended September 30, 2016. This decrease was primarily due to a $37,000 decline in consulting services, a $26,000 decrease in credit card expenses due to the efficiencies realized from our new credit card program, a $19,000 reduction in loan origination expenses and no losses related to repossessed vehicles compared to $23,000 for the same quarter last year. For the quarter ended September 30, 2017 we expensed $34,000 associated with our proposed merger with Washington Federal, Inc. compared to none for the same period ended September 30, 2016 primarily due to legal and professional fees which partially offset the decreases discussed above.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments. At September 30, 2017, the total approved loan origination commitments outstanding were $2.5 million and undisbursed construction loan commitments totaled $57.0 million. At the same date, unused lines of credit were $78.4 million.

For purposes of determining our liquidity position, we use the liquidity ratio, a regulatory measure of liquidity calculated as the total of net cash, short-term, and marketable assets divided by net deposits and short-term liabilities. Our Board of Directors has established a liquidity ratio target of 10%. For the three months ended September 30, 2017, our average liquidity ratio was 7.5%, which indicates we are below the liquidity standard set by our Board. Management believes the Bank's current liquidity position is adequate to meet foreseeable short and long term liquidity requirements.

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

Certificates of deposit scheduled to mature in one year or less at September 30, 2017 totaled $78.2 million. We had no brokered deposits at September 30, 2017. Management's policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with us. In addition, we had the ability to borrow an additional $117.9 million from the FHLB of Des Moines. We also have a line of credit with the Federal Reserve Bank of San Francisco for $1.0 million which is collateralized with securities and a line of credit for $5.0 million with Pacific Coast Bankers' Bank.

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

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. The Company's primary sources of income are dividends from the Bank, ESOP loan payments and ESOP loan interest income. During the three month period ended September 30, 2017, the Bank paid a $490,000 dividend to the Company. The payment is being used for the Company's general corporate purposes, including supporting the Company's ongoing operations and stock repurchases. At September 30, 2017, the Company (on an unconsolidated basis) had liquid assets of $3.2 million.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of September 30, 2017:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$2,540	$2,540
Undisbursed portion of construction loans	57,000	16,500
Total loan commitments	$59,540	$19,040

Lines of credit
Fixed rate (3)	$25,116	$4,973
Adjustable rate	53,319	20,265
Undisbursed balance of lines of credit	$78,435	$25,238

(1)	Interest rates on fixed rate loans are 2.99% to 17.99%.

(2)	At September 30, 2017 there was $301 in reserves for unfunded commitments.

(3)	Includes standby letters of credit.

Operating lease commitment - The Bank leases space for branches and operations located in Shelton, Puyallup, and Seattle Washington. These leases run for periods ranging from three to five years with all current leases expiring in 2020. All leases require the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitments for the next three years are as follows:

Year Ended June 30,
Amount
(In thousands)
2018	$108
2019	$89
2020	$37

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of September 30, 2017, the Bank exceeded all regulatory capital requirements with, Tier 1 Leverage-Based Capital, Common Equity Tier 1 Capital (CET1), Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios of 13.3%, 14.0%, 14.0%, and 14.9%, respectively. As of June 30, 2017 these ratios were 13.0%, 14.1%, 14.1%, and 15.1%, respectively. At September 30, 2017, the Bank met the requirements to be deemed "well-capitalized" under applicable regulatory guidelines.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019. As of September 30, 2017, the conservation buffer was 1.25%.

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, CET1, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 14.4%, 15.0%, 15.0%, and 16.0%, respectively, as of September 30, 2017. As of June 30, 2017, these ratios were 14.0%, 15.2%, 15.2% and 16.2%, respectively.

The Bank's actual capital amounts and ratios at September 30, 2017 are presented in the following table:

Anchor Bank					Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
			Minimum Capital Requirement
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2017
Total capital (to risk-weighted assets)	$64,478	14.9%	$34,633	8.0%	$43,292	10.0%
Tier I capital (to risk-weighted assets)	$60,461	14.0%	$25,975	6.0%	$34,633	8.0%
Common equity tier 1 capital (to risk-weighted assets)	$60,461	14.0%	$19,481	4.5%	$28,139	6.5%
Tier I leverage capital (to average assets)	$60,461	13.3%	$18,170	4.0%	$22,712	5.0%

The actual regulatory capital amounts and ratios calculated for Anchor Bancorp as of September 30, 2017, were as follows:

Anchor Bancorp	Actual
	Amount	Ratio
	(Dollars in thousands)
September 30, 2017
Total capital (to risk-weighted assets)	$69,282	16.0%
Tier I capital (to risk-weighted assets)	$65,265	15.0%
Common equity tier 1 capital (to risk-weighted assets)	$65,265	15.0%
Tier I leverage capital (to average assets)	$65,265	14.4%

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

We generally have found that a number of our deposit accounts are less rate sensitive than others. Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at September 30, 2017 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets
Basis Point Change in Rates						Market Value of Assets (4)
	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)
	(Dollars in thousands)
300	$65,426	$(462)	(0.70)%	15.45%	—%	$423,570
200	66,247	359	0.54	15.36	—	431,282
100	66,537	649	0.99	15.16	—	438,784
Base	65,888	—	—	14.78	—	445,686
(100)	64,577	(1,311)	(1.99)	14.27	—	452,473
___________

(1)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(2)	Calculated as the net portfolio value divided by the market value of assets (“net portfolio value ratio”).
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

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at September 30, 2017, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
	(Dollars in thousands)
300	$21,833	$2,820	14.8%
200	20,961	1,948	10.2
100	20,030	1,017	5.3
Base	19,013	—	—
(100)	17,777	(1,236)	(6.5)

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) There were no repurchases of the Company's outstanding shares during the quarter ended September 30, 2017 and at September 30, 2017, no shares were authorized to be purchased under a publicly announced plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of April 11, 2017, by and between Washington Federal, Inc. and Anchor Bancorp (1)
2.2	Amendment No. 1 dated as of September 27, 2017, to the Agreement and Plan of Merger, dated as of April 11, 2017, by and between Washington Federal, Inc. and Anchor Bancorp (9)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Amended and Restated Bylaws of the Registrant (3)
10.1	Form of Anchor Bank Employee Severance Compensation Plan (2)
10.2	Anchor Mutual Savings Bank Phantom Stock Plan (2)
10.3	Form of 401(k) Retirement Plan (2)
10.4	Form of Employment Agreement between Anchor Bank and Jerald L. Shaw and Terri L. Degner (4)
10.5	Form of Severance Agreement and Release (5)
10.6	Agreement in Connection with Anchor Annual Meeting between Anchor Bancorp and Joel S. Lawson IV dated October 21, 2015 (6)
10.7	Standstill Agreement and Non-Disclosure Agreement by and among Anchor Bancorp, Joel S. Lawson IV and Varonica S. Ragan dated December 8, 2015 (7)
10.8	Anchor Bancorp, Inc. 2015 Equity Incentive Plan ("Equity Incentive Plan") (8)
10.9	Form of Incentive Stock Option Award Agreement under the Equity Incentive Plan (8)
10.10	Form of Non-Qualified Stock Option Award Agreement under the Equity Incentive Plan (8)
10.11	Form of Restricted Stock Award Agreement under the Equity Incentive Plan (8)
10.12	Form of Restricted Stock Unit Award Agreement under the Equity Incentive Plan (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K filed April 13, 2017.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-154734)

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2015.

(4)	Filed as an exhibit to the Company's Current Report on Form 8-K filed May 22, 2014.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed January 22, 2015.

(6)	Filed as an exhibit to the Company's Current Report on Form 8-K filed October 23, 2015.

(7)	Filed as an exhibit to the Company's Current Report on Form 8-K dated December 10, 2015.

(8)	Filed as an exhibit to the Company's Registration Statement on Form S-8 dated December 8, 2015.

(9)	Filed as an exhibit to the Company's Current Report on Form 8-K dated September 27, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP

Date: November 6, 2017	/s/Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2017	/s/Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements