Form 10-Q
period 2017-12-31
Anchor Bancorp
filed 2018-02-05
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017
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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of February 5, 2018, there were 2,484,030 shares of common stock, $0.01 par value per share, outstanding.

ANCHOR BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiary, unless the context indicates otherwise.  When we refer to “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, the wholly owned subsidiary of Anchor Bancorp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands, except share data) (Unaudited)	December 31, 2017	June 30, 2017
ASSETS
Cash and cash equivalents	$7,418	$14,194
Securities available-for-sale, at fair value, amortized cost of $20,133 and $21,391	19,829	21,170
Securities held-to-maturity, at amortized cost, fair value of $4,185 and $4,954	4,200	4,949
Loans held for sale	—	1,551
Loans receivable, net of allowance for loan losses of $4,128 and $4,106	398,225	377,908
Bank owned life insurance investment, net of surrender charges	20,288	20,030
Accrued interest receivable	1,453	1,332
Real estate owned ("REO"), net	3,346	867
Federal Home Loan Bank ("FHLB") stock, at cost	3,048	2,348
Property, premises, and equipment, at cost, less accumulated depreciation of $12,282 and $11,971	8,887	9,360
Deferred tax asset, net	4,869	8,011
Prepaid expenses and other assets	1,229	805
Total assets	$472,792	$462,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$50,285	$52,606
Interest-bearing	288,167	292,581
Total deposits	338,452	345,187

FHLB advances	63,000	45,500
Advance payments by borrowers for taxes and insurance	1,199	1,195
Supplemental Executive Retirement Plan liability	1,724	1,709
Accounts payable and other liabilities	3,220	3,083
Total liabilities	407,595	396,674
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, authorized 45,000,000 shares; 2,489,030 issued and outstanding at December 31, 2017 and 2,504,740 issued and outstanding at June 30, 2017, respectively	25	25
Additional paid-in capital	22,344	22,619
Retained earnings	44,226	44,585
Unearned Employee Stock Ownership Plan ("ESOP") shares	(573)	(607)
Accumulated other comprehensive loss, net of tax	(825)	(771)
Total stockholders’ equity	65,197	65,851
Total liabilities and stockholders’ equity	$472,792	$462,525

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except share data) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2017	2016	2017	2016
Interest income:
Loans receivable, including fees	$5,371	$4,742	$10,504	$9,394
Securities	25	30	59	53
Mortgage-backed securities	128	140	257	307
Total interest income	5,524	4,912	10,820	9,754
Interest expense:
Deposits	843	659	1,686	1,279
FHLB advances	132	135	240	285
Total interest expense	975	794	1,926	1,564
Net interest income before provision for loan losses	4,549	4,118	8,894	8,190
Provision for loan losses	105	75	180	150
Net interest income after provision for loan losses	4,444	4,043	8,714	8,040
Noninterest income:
Deposit service fees	277	348	590	696
Other deposit fees	187	179	387	373
Other loan fees	172	207	400	442
Gain (loss) on sale of loans	47	(1)	157	100
Bank owned life insurance investment	129	130	258	262
Other income	179	123	372	270
Total noninterest income	991	986	2,164	2,143
Noninterest expense:
Compensation and benefits	2,220	2,296	4,305	4,606
General and administrative expenses	572	833	1,145	1,569
Merger expenses	—	—	34	—
Real estate owned holding costs	36	19	66	37
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	41	24	77	92
Information technology	490	540	1,027	1,025
Occupancy and equipment	435	441	868	948
Deposit services	101	128	205	240
Marketing	84	167	175	267
Loss on sale of property, premises and equipment	—	—	5	—
Loss (gain) on sale of real estate owned	15	(27)	15	(40)
Total noninterest expense	3,994	4,421	7,922	8,744
Income before provision for income taxes	1,441	608	2,956	1,439
Provision for income taxes	2,844	188	3,315	446
Net (loss) income	$(1,403)	$420	$(359)	$993
Basic (loss) earnings per share	$(0.58)	$0.17	$(0.15)	$0.41
Diluted (loss) earnings per share	$(0.58)	$0.17	$(0.15)	$0.41
Weighted average number of basic shares outstanding	2,429,352	2,404,292	2,425,200	2,396,421
Weighted average number of diluted shares outstanding	2,429,352	2,424,976	2,425,200	2,417,617

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2017	2016	2017	2016
NET (LOSS) INCOME	$(1,403)	$420	$(359)	$993
OTHER COMPREHENSIVE LOSS, net of income tax
Unrealized holding losses on available-for-sale securities during the period, net of income tax benefit of $47, $152, $29, and $145 respectively	(90)	(295)	(54)	(280)
Other comprehensive loss, net of income tax	(90)	(295)	(54)	(280)
COMPREHENSIVE (LOSS) INCOME	$(1,493)	$125	$(413)	$713

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Six Months Ended December 31,

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(359)	$993
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	317	353
Net amortization of premiums on securities	127	159
Provision for loan losses	180	150
ESOP expense	86	87
Deferred federal income taxes	3,315	395
Stock compensation expense	66	371
Increase in cash surrender value of life insurance investment	(258)	(262)
Gain on sale of loans	(157)	(100)
Originations of loans held for sale	(5,732)	(10,236)
Proceeds from sale of loans held for sale	6,335	8,102
Loss on sale of property, premises, and equipment	5	—
Loss (gain) on sale of real estate owned	15	(40)
Change in operating assets and liabilities:
Accrued interest receivable	(121)	(58)
Prepaid expenses and other assets	(424)	234
Supplemental Executive Retirement Plan ("SERP")	15	6
Accounts payable and other liabilities	137	1,198
Net cash provided by operating activities	3,547	1,352
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, calls and maturities of available-for-sale securities	—	852
Principal repayments on mortgage-backed available-for-sale securities	2,264	2,487
Principal repayments on mortgage-backed held-to-maturity securities	709	666
Loan originations, net of undisbursed loan proceeds and principal repayments	(22,415)	(7,094)
Proceeds from sale of real estate owned	115	478
Capital improvements on real estate owned	(823)	—
Proceeds from sale of property, premises, and equipment, net	160	—
Purchase of property, premises, and equipment, net	(9)	(57)
Redemption of FHLB stock	(700)	780
Net cash provided by investing activities	(20,699)	(1,888)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(6,735)	26,702
Net change in advance payments by borrowers for taxes and insurance	4	115
Proceeds from FHLB advances	72,700	34,200
Repayment of FHLB advances	(55,200)	(53,700)
Repurchase and retirement of common stock	(124)	—
Net share settlement of stock awards	(269)	(285)
Net cash used in financing activities	$10,376	$7,032

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands, except share data) (Unaudited)	Six Months Ended December 31,

	2017	2016
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(6,776)	$6,496
Beginning of period	14,194	8,320
End of period	$7,418	$14,816
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,926	$1,572
Income taxes	$145	$65
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Noncash investing activities:
Net loans transferred to real estate owned	$1,786	$168
Unrealized holding loss on available-for-sale securities, net of tax	$(54)	$(280)
Loans securitized into mortgage-backed securities	$1,105	$2,107

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2017 (“2017 Form 10-K”). The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2018. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported consolidated net income or equity. The Company has evaluated events and transactions subsequent to December 31, 2017 for potential recognition or disclosure.

Note 3 - Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) which postponed the effective date of 2014-09. Subsequently, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. This amendment clarifies that an entity should determine if it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The core principle of Topic 606 is that an entity must recognize revenue when it has satisfied a performance obligation of transferring promised goods or services to a customer. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. The standard allows for full retrospective adoption for all periods presented or modified retrospective adoption to only the most current period presented in the financial statements. The cumulative effect of initially applying the standard is recognized at the date of the initial application. Our primary source of revenue is interest income, which is recognized as it is earned and is deemed to be in compliance with this ASU. With respect to noninterest income, the Company is in its preliminary stages of identifying and evaluating the revenue streams and underlying revenue contracts within the scope of the guidance. The Company is expecting to begin developing processes and procedures during 2018 to ensure it is fully compliant with these amendments at the date of adoption. To date, the Company has not yet identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance; however, the Company’s implementation efforts are ongoing and such assessments may change prior to the January 1, 2018 implementation date. Accordingly, the Company does not expect implementation of this standard to have a material impact on our consolidated financial statements.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Earnings (Loss) Per Share ("EPS")

Basic earnings (loss) per common share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period, without considering any dilutive items. Unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. Therefore, under the two-class method, the difference in EPS is not significant since the Company did not pay dividends. The following table details the calculation of basic and diluted earnings per share:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016
	(Dollars in thousands, except share data)
Net (loss) income	$(1,403)	$420	$(359)	$993
Earnings allocated to common shareholders	$(1,403)	$420	$(359)	$993

Basic weighted-average common shares outstanding	2,429,352	2,404,292	2,425,200	2,396,421
Potentially dilutive incremental shares	—	20,684	—	21,196
Diluted weighted-average common shares outstanding	2,429,352	2,424,976	2,425,200	2,417,617

Basic (loss) earnings per share	$(0.58)	$0.17	$(0.15)	$0.41
Diluted (loss) earnings per share	$(0.58)	$0.17	$(0.15)	$0.41

Shares owned by the Company's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of December 31, 2017 and December 31, 2016 there were 51,929 and 58,812 shares, respectively, which had not been allocated under the Company's ESOP.

Potential dilutive shares are excluded from the computation of earnings (loss) per share if their effect is anti-dilutive. For both the three and six months ended December 31, 2017 and 2016, there were no anti-dilutive shares included in the computation of diluted (loss) earnings per share.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Investments

The amortized cost and estimated fair market values of investment securities as of December 31, 2017 and June 30, 2017, were as follows:

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$160	$—	$—	$160
Mortgage-backed securities:
FHLMC (1)	11,029	76	(158)	10,947
FNMA (2)	8,464	—	(205)	8,259
GNMA (3)	480	—	(17)	463
	$20,133	$76	$(380)	$19,829
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$1,994	$44	$(57)	$1,981
FNMA	1,082	58	(20)	1,120
GNMA	1,124	—	(40)	1,084
	$4,200	$102	$(117)	$4,185
(1) Federal Home Loan Mortgage Corporation ("Freddie Mac")
(2) Federal National Mortgage Association ("Fannie Mae")
(3) Government National Mortgage Association ("Ginnie Mae")

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$165	$—	$—	$165
Mortgage-backed securities:
FHLMC	11,140	88	(125)	11,103
FNMA	9,532	—	(169)	9,363
GNMA	554	—	(15)	539
	$21,391	$88	$(309)	$21,170
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$2,212	53	(52)	$2,213
FNMA	1,209	71	(23)	1,257
GNMA	1,528	—	(44)	1,484
	$4,949	$124	$(119)	$4,954

There were 51 and 47 securities in an unrealized loss position at December 31, 2017 and June 30, 2017, respectively. The unrealized losses on investments in mortgage-backed securities relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities prior to their maturity. We do expect to recover the entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of the dates indicated, were as follows:

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$1,935	$(18)	$4,183	$(140)	$6,118	$(158)
FNMA	2,632	(27)	5,626	(178)	8,258	(205)
GNMA	—	—	463	(17)	463	(17)
	$4,567	$(45)	$10,272	$(335)	$14,839	$(380)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$1,378	$(57)	$1,378	$(57)
FNMA	—	—	478	(20)	478	(20)
GNMA	—	—	1,084	(40)	1,084	(40)
	$—	$—	$2,940	$(117)	$2,940	$(117)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$2,626	$(25)	$3,185	$(100)	$5,811	$(125)
FNMA	4,578	(29)	4,563	(140)	9,141	(169)
GNMA	—	—	539	(15)	539	(15)
	$7,204	$(54)	$8,287	$(255)	$15,491	$(309)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$1,548	$(52)	$1,548	$(52)
FNMA	—	—	539	(23)	539	(23)
GNMA	840	(13)	645	(31)	1,485	(44)
	$840	$(13)	$2,732	$(106)	$3,572	$(119)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual maturities of securities at December 31, 2017 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

December 31, 2017	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds:
Due after ten years	$160	$160
Mortgage-backed securities:
FHLMC	11,029	10,947
FNMA	8,464	8,259
GNMA	480	463
	$20,133	$19,829

Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$1,994	$1,981
FNMA	1,082	1,120
GNMA	1,124	1,084
	$4,200	$4,185

Sales of securities available-for-sale for the dates indicated are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(In thousands)
Proceeds from sales	$—	$—	$—	$—
Proceeds from maturities, sales and calls	—	—	—	852
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—

Pledged securities at the dates indicated are summarized as follows:

	December 31, 2017		June 30, 2017
Pledged to secure:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Public deposits	$4,855	$4,827	$5,143	$5,172
FHLB borrowings	854	884	977	1,009
Federal Reserve borrowing line	1,576	1,559	852	840

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Loans Receivable, net

Loans receivable consisted of the following at the dates indicated:

	December 31, 2017	June 30, 2017
	(In thousands)
Real estate:
One-to-four family	$64,893	$59,735
Multi-family	59,921	60,500
Commercial	145,749	155,525
Construction	77,136	49,151
Land	6,581	8,054
Total real estate	354,280	332,965
Consumer:
Home equity	14,013	13,991
Credit cards	2,405	2,596
Automobile	497	627
Other consumer	1,439	1,524
Total consumer	18,354	18,738

Business:
Commercial business	30,905	31,603
Total loans	403,539	383,306
Less:
Deferred loan fees and loan premiums, net	1,186	1,292
Allowance for loan losses	4,128	4,106
Loans receivable, net	$398,225	$377,908

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
The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2017:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 12/31/17
	(In thousands)
Allowance for loan losses:
Beginning balance	$302	$590	$1,534	$821	$119	$354	$297	$—	$4,017
Provision (benefit) for loan losses	39	(29)	(192)	263	(23)	(78)	125	—	105
Charge-offs	—	—	—	—	—	(14)	—	—	(14)
Recoveries	14	—	—	1	—	5	—	—	20
Ending balance	$355	$561	$1,342	$1,085	$96	$267	$422	$—	$4,128

(1)	Consumer loans include home equity, credit cards, automobile, and other consumer loans. The only consumer loans with impairment are home equity loans.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2017:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Six months ended 12/31/17
	(In thousands)
Allowance for loan losses:
Beginning balance	$495	$580	$1,566	$651	$120	$378	$316	$—	$4,106
Provision (benefit) for loan losses	(169)	(19)	(24)	432	(24)	(117)	101	—	180
Charge-offs	—	—	(200)	—	—	(15)	—	—	(215)
Recoveries	29	—	—	2	—	21	5	—	57
Ending balance	$355	$561	$1,342	$1,085	$96	$267	$422	$—	$4,128

(1)	Consumer loans include home equity, credit cards, automobile, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2016:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 12/31/16
	(In thousands)
Allowance for loan losses:
Beginning balance	$717	$463	$1,309	$381	$110	$513	$331	$—	$3,824
Provision (benefit) for loan losses	(25)	(33)	69	64	(7)	45	(38)	—	75
Charge-offs	—	—	(110)	—	—	(65)	—	—	(175)
Recoveries	76	—	—	35	—	24	2	—	137
Ending balance	$768	$430	$1,268	$480	$103	$517	$295	$—	$3,861

(1)	Consumer loans include home equity, credit cards, automobile, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2016:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Six months ended 12/31/16
	(In thousands)
Allowance for loan losses:
Beginning balance	$798	$454	$1,333	$271	$75	$516	$332	$—	$3,779
Provision (benefit) for loan losses	(116)	(24)	45	172	28	88	(43)	—	150
Charge-offs	—	—	(110)	—	—	(120)	—	—	(230)
Recoveries	86	—	—	37	—	33	6	—	162
Ending balance	$768	$430	$1,268	$480	$103	$517	$295	$—	$3,861

(1)	Consumer loans include home equity, credit cards, automobile, and other consumer loans. The only consumer loans with impairment are home equity loans.

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

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2017:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$1,349	$1,547	$—
Home equity	278	286	—
Commercial business	63	125	—
With an allowance recorded
One-to-four family	$2,426	$2,436	$107
Land	305	305	17
Home equity	74	74	1
Other consumer	16	16	16
Commercial business	285	296	80
Total
One-to-four family	$3,775	$3,983	$107
Land	305	305	17
Home equity	352	360	1
Other consumer	16	16	16
Commercial business	348	421	80
Total	$4,796	$5,085	$221

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and six months ended December 31, 2017:

	Three Months Ended December 31, 2017		Six Months Ended December 31, 2017

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded
One-to-four family	$2,156	$3	$1,584	$10
Commercial real estate	—	—	996	—
Home equity	271	1	289	3
Commercial business	208	1	335	4
With an allowance recorded
One-to-four family	$2,692	$18	$2,818	$53
Land	307	7	308	9
Home equity	167	1	168	2
Other consumer	8	—	8	—
Commercial business	—	—	154	—
Total
One-to-four family	$4,848	$21	$4,402	$63
Commercial real estate	—	—	996	—
Land	307	7	308	9
Home equity	438	2	457	5
Other consumer	8	—	8	—
Commercial business	208	—	489	4
Total	$5,809	$30	$6,660	$81

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$355	$561	$1,342	$1,085	$96	$267	$422	$—	$4,128
Ending balance: individually evaluated for impairment	107	—	—	—	17	17	80	—	221
Ending balance: collectively evaluated for impairment	$248	$561	$1,342	$1,085	$79	$250	$342	$—	$3,907

Loans receivable:
Ending balance	$64,893	$59,921	$145,749	$77,136	$6,581	$18,354	$30,905	$—	$403,539
Ending balance: individually evaluated for impairment	3,775	—	—	—	305	368	348	—	4,796
Ending balance: collectively evaluated for impairment	$61,118	$59,921	$145,749	$77,136	$6,276	$17,986	$30,557	$—	$398,743

(1)	Consumer loans include home equity, credit cards, auto and other consumer loans.

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

The following table presents the recorded investment in nonaccrual loans by type of loans as of the dates indicated:

	December 31, 2017	June 30, 2017
	(In thousands)
One-to-four family	$949	$1,170
Commercial	—	1,992
Home equity	223	242
Commercial business	285	300
Total	$1,457	$3,704

There were no loans past due 90 days or more and still accruing interest at December 31, 2017 and June 30, 2017.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class of loan, as of December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$535	$116	$949	$1,600	$63,293	$64,893
Multi-family	—	—	—	—	59,921	59,921
Commercial real estate	125	—	—	125	145,624	145,749
Construction	—	—	—	—	77,136	77,136
Land	—	—	—	—	6,581	6,581
Home equity	—	—	223	223	13,790	14,013
Credit cards	—	—	—	—	2,405	2,405
Automobile	—	—	—	—	497	497
Other consumer	9	6	—	15	1,424	1,439
Commercial business	—	—	285	285	30,620	30,905
Total	$669	$122	$1,457	$2,248	$401,291	$403,539

(1) Includes loans on nonaccrual status.

The following table presents past due loans, net of partial loan charge-offs, by class of loan as of June 30, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$15	$—	$1,170	$1,185	$58,550	$59,735
Multi-family	—	—	—	—	60,500	60,500
Commercial real estate	187	—	1,992	2,179	153,346	155,525
Construction	—	—	—	—	49,151	49,151
Land	—	—	—	—	8,054	8,054
Home equity	16	4	242	262	13,729	13,991
Credit cards	13	—	—	13	2,583	2,596
Automobile	—	—	—	—	627	627
Other consumer	—	8	—	8	1,516	1,524
Commercial business	107	—	300	407	31,196	31,603
Total	$338	$12	$3,704	$4,054	$379,252	$383,306
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

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table presents the internally assigned grade as of December 31, 2017, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$62,830	$59,401	$144,044	$77,136	$6,581	$13,323	$2,405	$497	$1,424	$30,036	$397,677
Watch	825	520	1,580	—	—	317	—	—	9	576	3,827
Special Mention	303	—	125	—	—	150	—	—	—	8	586
Substandard	935	—	—	—	—	223	—	—	6	285	1,449
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$64,893	$59,921	$145,749	$77,136	$6,581	$14,013	$2,405	$497	$1,439	$30,905	$403,539

The following table presents the internally assigned grade as of June 30, 2017, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$57,075	$59,973	$150,762	$49,151	$7,743	$13,202	$2,583	$627	$1,510	$29,972	$372,598
Watch	984	527	2,771	—	311	361	13	—	6	1,224	6,197
Special Mention	646	—	—	—	—	36	—	—	1	107	790
Substandard	1,030	—	1,992	—	—	392	—	—	7	300	3,721
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$59,735	$60,500	$155,525	$49,151	$8,054	$13,991	$2,596	$627	$1,524	$31,603	$383,306

Troubled Debt Restructures. A troubled debt restructure ("TDR") is a loan where the Company, for economic or legal reasons related to the borrower's financial condition, has granted a concession to the borrower that it would otherwise not consider so that the borrower can continue to make payments while minimizing the Company's potential loss. The modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank's best interest. At December 31, 2017, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents TDRs by accrual versus nonaccrual status and by loan class as of December 31, 2017:

	December 31, 2017
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$2,826	$117	$2,943
Land	305	—	305
Home equity	129	—	129
Other consumer	16	—	16
Commercial business	63	—	63
Total	$3,339	$117	$3,456

The following table presents TDRs by accrual versus nonaccrual status and by loan class as of June 30, 2017:

	June 30, 2017
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$3,622	$131	$3,753
Land	311	—	311
Home equity	169	—	169
Commercial business	87	—	87
Total	$4,189	$131	$4,320

There were no new TDR loans, or renewals or modifications of existing TDR loans during the three and six months ended December 31, 2017.

For both the three and six months ended December 31, 2017 and 2016, there were no TDRs for which there was a payment default within 12 months of their restructure.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Real Estate Owned, net

The following table is a summary of REO activity for the three and six months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Six Months Ended December 31,

	2017	2016	2017	2016
	(In thousands)
Balance at the beginning of the period	$2,653	$271	$867	$373
Net loans transferred to real estate owned	—	—	1,786	168
Capitalized improvements	823	—	823	—
Sales	(115)	(195)	(115)	(478)
Gain on sale of REO	(15)	27	(15)	40
Balance at the end of the period	$3,346	$103	$3,346	$103

At December 31, 2017, there was one loan for $268,000 secured by residential real estate properties for which formal foreclosure proceedings were in process.

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

Compensation expense related to the ESOP for the three months ended December 31, 2017 and 2016 was $43,000 and $44,000, respectively. For the six months ended December 31, 2017 and 2016 compensation expense related to the ESOP was $86,000 and $87,000, respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	December 31, 2017	June 30, 2017
	(Dollars in thousands)
Allocated shares	50,071	46,631
Unallocated shares	51,929	55,369
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,288	$1,387

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

There were no transfers between Level 1, Level 2, or Level 3 during the six months ended December 31, 2017. The following tables show the Company's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$160	$—	$160
Mortgage-backed securities:
FHLMC	—	10,947	—	10,947
FNMA	—	8,259	—	8,259
GNMA	—	463	—	463

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$165	$—	$165
Mortgage-backed securities:
FHLMC	—	11,103	—	11,103
FNMA	—	9,363	—	9,363
GNMA	—	539	—	539

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balances of assets measured at fair value on a nonrecurring basis at December 31, 2017:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$3,180	$3,180
Land	—	—	305	305
Home equity	—	—	74	74
Other consumer	—	—	8	8
Commercial business	—	—	285	285
Total impaired loans	—	—	3,852	3,852

Total	$—	$—	$3,852	$3,852

The following table presents the balances of assets measured at fair value on a nonrecurring basis at June 30, 2017:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$4,227	$4,227
Construction	—	—	262	262
Land	—	—	311	311
Commercial business	—	—	23	23
Total impaired loans	—	—	4,823	4,823

Total	$—	$—	$4,823	$4,823

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair values of impaired loans and real estate owned properties are generally based on third party appraisal of the properties, resulting in Level 3 classification.
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2017 and June 30, 2017:

	December 31, 2017
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans	$3,852	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 10% (5%)

	June 30, 2017
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans	$4,823	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 10% (3%)

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of December 31, 2017 and June 30, 2017:

	December 31, 2017
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$7,418	$7,418	$7,418	$—	$—
Securities available-for-sale	19,829	19,829	—	19,829	—
Securities held-to-maturity	4,200	4,185	—	4,185	—
FHLB stock	3,048	3,048	—	3,048	—
Loans held for sale	—	—	—	—	—
Loans receivable	402,353	393,659	—	—	393,659
Bank owned life insurance investment	20,288	20,288	—	20,288	—
Accrued interest receivable	1,453	1,453	—	1,453	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$190,330	$190,330	$190,330	$—	$—
Certificates of deposit	148,122	148,279	—	148,279	—
FHLB advances	63,000	62,749	—	62,749	—
Advance payments by borrowers for taxes and insurance	1,199	1,199	1,199	—	—

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

As of December 31, 2017, awards for restricted stock totaling 87,572 were outstanding and no stock options were granted. Awarded shares of restricted stock typically vest over various periods as long as the director, advisory director, directors emeriti, officer or employee remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

For the three and six months ended December 31, 2017 total compensation expense for the Plan was $19,000 and $66,000, respectively, and the related income tax benefit was $5,000 and $18,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock awards for the three and six months ended December 31, 2017:

	For the Three Months Ended December 31, 2017

		Weighted-Average Grant Date Fair Value
	Shares
Non-vested at October 1, 2017	17,092	$25.75
Granted	—	—
Vested	(8,726)	25.75
Forfeited and canceled	(910)	24.85
Non-vested at December 31, 2017	7,456	25.75

	For the Six Months Ended December 31, 2017

		Weighted-Average Grant Date Fair Value
	Shares
Non-vested at July 1, 2017	38,424	$25.75
Granted	—	—
Vested	(20,258)	25.75
Forfeited and canceled	(10,710)	25.03
Non-vested at December 31, 2017	7,456	25.75

As of December 31, 2017, there was $88,000 of total unrecognized compensation costs related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately three years.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 - Federal Income Taxes

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The corporate tax rate reduction was effective January 1, 2018. Because the Company has a fiscal year end of June 30, the reduced corporate tax rate will result in the application of a blended federal statutory tax rate for its fiscal year 2018 and then a flat 21% thereafter.

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

As of December 31, 2017, the Condensed Consolidated Statements of Financial Condition included a net deferred tax asset of $4.9 million. The Company's primary deferred tax assets relate to the allowance for loan losses. The Company has prepared federal tax returns through June 30, 2017. At June 30, 2017 the net operating loss carryforward was $9.2 million which will begin to expire in 2031.

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. Each quarter, we consider positive evidence, which may include taxes paid in carryback years, reversing timing differences, available tax planning strategies, and projected taxable income and weigh it against negative evidence, which may include cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings, among other items. At December 31, 2017, management determined that no valuation allowance on the deferred tax asset was required. This determination was based on sufficient positive evidence associated with our return to profitability, demonstrated through cumulative earnings over the recent three year period, strong quarterly income, and our projections for future taxable income.

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

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each share of the common stock of the Company outstanding immediately prior to the Effective Time will be converted into the right to receive a fraction of a share of the common stock of Washington Federal equal to the quotient of 100.7% of the Company's tangible book value price per share (adjusted to include the outstanding balance of its ESOP loan) as of the end of the quarter immediately preceding the closing date divided by the average of the volume-weighted price of Washington Federal common stock for the twenty (20) trading days ending on the fifth trading day immediately preceding the closing date. On April 11, 2017, the Washington Federal shares to be issued pursuant to the Merger Agreement would have had an aggregate value of approximately $63.9 million and each share of Company common stock would have been valued at $25.75. Because the exchange ratio is not fixed and is not subject to a cap or collar, it is not possible until the completion of the Merger to determine the exact amount of Washington Federal common stock that a share of Company stock will be converted into the right to receive and the value of each share of Company common stock. All unvested restricted stock awards of the Company outstanding immediately prior to the Effective

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Time will become fully vested and will be converted into a right to receive the merger consideration described immediately above, as provided in the Merger Agreement.

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

The need for the Amendment No. 1 was due to the identification of certain issues with respect to procedures, systems and processes of Washington Federal's bank subsidiary, Washington Federal, National Association, relating to its Bank Secrecy Act ("BSA") program. In addition, Amendment No. 1 also clarifies that a "burdensome condition" (i.e., a condition to regulatory approval of the merger that would be a basis for Washington Federal not to complete the merger) does not include any condition imposed on Washington Federal, or its subsidiary Washington Federal, National Association, related to its BSA program and that Washington Federal’s registration statement on Form S-4 will not go effective, and the Company’s special meeting of shareholders to vote on the Merger Agreement will not be called until the receipt of all regulatory approvals for the Merger. To provide Washington Federal additional time to complete its remediation efforts and obtain regulatory approvals, Amendment No. 1 extends from December 31, 2017 to June 30, 2018 the date after which either party can elect to terminate the Merger Agreement if the Merger has not yet been completed and provides for up to three additional six month extensions of the Merger Agreement beyond June 30, 2018. In light of the extension, the Company is now permitted to pay a dividend on its common stock or repurchase its common stock as long as it does not reduce its tangible common equity to assets ratio below 12% and, to provide greater flexibility in retaining employees through the closing of the Merger, may pay retention incentives and hire replacements for terminated executive officers at increased salaries.

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

•	our ability to attract and retain deposits;

•	increases in premiums for deposit insurance;

•	management's assumptions in determining the adequacy of the allowance for loan losses;

•	our ability to control operating costs and expenses;

•	the use of estimates in determining fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant changes in valuation;

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•
disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;

•	our ability to retain key members of our senior management team and our ability to attract, motivate and retain qualified personnel;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to manage loan delinquency rates;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, we carried no valuation allowance at December 31, 2017. The tax provision for the period is equal to the net change in the net deferred tax asset from the beginning to the end of the period, less amounts applicable to the change in value related to securities available-for-sale. The effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from REO, deferred loan fees and costs, and loan loss reserves.

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

Comparison of Financial Condition at December 31, 2017 and June 30, 2017

General. Total assets increased by $10.3 million, or 2.2%, to $472.8 million at December 31, 2017 from $462.5 million at June 30, 2017. The increase in assets during this period was primarily a result of a $20.3 million, or 5.4% increase in loan receivable, net, to $398.2 million at December 31, 2017 from $377.9 million at June 30, 2017. REO increased $2.5 million, or 285.9% to $3.3 million at December 31, 2017 from $867,000 at June 30, 2017. The increase resulted primarily from one commercial property reclassified to REO during the period. Partially offsetting these increases was a $6.8 million, or 47.7%, decrease in cash equivalents to $7.4 million at December 31, 2017 from $14.2 million at June 30, 2017 as we redeployed excess cash to fund our loan growth. In addition, our deferred tax asset, net decreased $3.1 million, or 39.2%, to $4.9 million at December 31, 2017 from $8.0 million at June 30, 2017 primarily due to a one-time revaluation adjustment of $2.4 million to our deferred tax assets and tax liabilities to account for future corporate tax rates resulting from the Tax Act. Further, loans held for sale decreased to none at December 31, 2017 from $1.5 million at June 30, 2017. Total liabilities increased $10.9 million, or 2.8%, to $407.6 million at December 31, 2017 compared to $396.7 million at June 30, 2017 primarily as the result of an increase in FHLB advances partially offset by a decrease in deposits. FHLB advances increased $17.5 million, or 38.5%, to $63.0 million at December 31, 2017 from $45.5 million at June 30, 2017 to fund our loan growth. Total deposits decreased $6.7 million, or 2.0%, to $338.5 million at December 31, 2017 compared to $345.2 million at June 30, 2017 primarily due to a $4.4 million, or 1.51% decrease in interest bearing deposits to $288.2 million at December 31, 2017 from $292.6 million at June 30, 2017.

Assets. The following table details the increases and decreases in the composition of the Company's assets from June 30, 2017 to December 31, 2017:

	Balance at December 31, 2017	Balance at June 30, 2017	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$7,418	$14,194	$(6,776)	(47.7)%
Securities, available-for-sale	19,829	21,170	(1,341)	(6.3)
Securities, held-to-maturity	4,200	4,949	(749)	(15.1)
Loans receivable, net of allowance for loan losses	398,225	377,908	20,317	5.4
Real estate owned, net	3,346	867	2,479	285.9

Cash and cash equivalents decreased by $6.8 million, or 47.7%, to $7.4 million at December 31, 2017, from $14.2 million at June 30, 2017 due to an increase in loan funding.

Securities available-for-sale decreased $1.3 million, or 6.3%, to $19.8 million at December 31, 2017 from $21.2 million at June 30, 2017. Securities held-to-maturity decreased $749,000, or 15.1%, to $4.2 million at December 31, 2017 from $4.9 million at June 30, 2017. Our securities portfolios are almost entirely comprised of mortgage-backed securities. The decreases in these portfolios were primarily the result of contractual principal repayments partially offset by the purchase of one additional investment security for $1.1 million.

Loans receivable, net, increased $20.3 million, or 5.4%, to $398.2 million at December 31, 2017 from $377.9 million at June 30, 2017 due to increases in construction and one-to-four family loans. Construction loans increased $27.9 million, or 56.9%, to $77.1 million at December 31, 2017 from $49.2 million at June 30, 2017. There was $43.0 million in undisbursed construction loan commitments at December 31, 2017. Our construction loans are primarily for the construction of multi-family properties and to a lesser extent, loans for the construction of single family and commercial properties. One-to-four family loans increased $5.2 million, or 8.6%, to $64.9 million at December 31, 2017 from $59.7 million at June 30, 2017. All other loan categories decreased. Commercial real estate loans decreased $9.8 million, or 6.3%, to $145.7 million at December 31, 2017 from $155.5 million at June 30, 2017. This decrease was primarily due to the repayments of a $3.2 million commercial real estate loan secured by a self-storage facility, a $3.2 million loan for two industrial properties and a $1.0 million loan secured by a professional office property. We also reclassified a $2.0 million multi-tenant commercial real estate loan to REO and recorded during the six months ended December 31, 2017 a $200,000 charge upon transfer to reflect its fair market value. Land loans decreased $1.5 million, or 18.3%, to $6.6 million at December 31, 2017 from $8.1 million at June 30, 2017. Multi-family loans decreased $579,000, or 1.0%, to $59.9 million at December 31, 2017 from $60.5 million at June 30, 2017. Consumer loans decreased $384,000, or 2.0%, to $18.4 million at December 31, 2017 from $18.7 million at June 30, 2017.

Commercial business loans decreased $698,000, or 2.2%, to $30.9 million at December 31, 2017 from $31.6 million at June 30, 2017.

Total delinquent loans (past due 30 days or more), decreased $1.9 million to $2.2 million at December 31, 2017 from $4.1 million at June 30, 2017 primarily due to the transfer of the $2.0 million commercial real estate loan discussed above to REO at a fair market value of $1.8 million. Nonperforming loans, consisting solely of nonaccrual loans and primarily of one-to-four family loans, totaled $1.5 million at December 31, 2017 as compared to $3.7 million at June 30, 2017. Total classified loans consisting solely of substandard loans decreased $2.3 million, or 61.1%, to $1.4 million at December 31, 2017 from $3.7 million at June 30, 2017. The percentage of nonperforming loans, to total loans decreased to 0.4% at December 31, 2017 from 1.0% at June 30, 2017.

As of December 31, 2017, the Company had three REO properties with an aggregate book value of $3.3 million compared to three properties with an aggregate book value of $867,000 at June 30, 2017. The increase in the aggregate book value of REO properties during the quarter ended December 31, 2017 from June 30, 2017 was primarily attributable to the reclassification of the commercial real estate loan discussed above and capital improvements incurred subsequent to its transfer to REO. The increase was partially offset by a sale of a one-to-four family property for $115,000 resulting in a loss of $15,000.

Liabilities. Total liabilities increased $10.9 million between June 30, 2017 and December 31, 2017. Deposits decreased $6.7 million, or 2.0%, to $338.5 million at December 31, 2017 from $345.2 million at June 30, 2017, primarily due to a $4.4 million, or 1.5%, decrease in interest bearing deposits. Our core deposits, which consist of all deposits other than certificates of deposit, decreased by $10.3 million, or 5.1%, to $190.3 million at December 31, 2017 from $200.7 million at June 30, 2017. Certificates of deposit increased $3.6 million, or 2.5%, to $148.1 million at December 31, 2017 from $144.5 million at June 30, 2017. The decrease in deposits was offset by the $17.5 million increase in FHLB advances.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at December 31, 2017	Balance at June 30, 2017	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$50,285	$52,606	$(2,321)	(4.4)%
Interest-bearing demand deposits	32,875	31,464	1,411	4.5
Money market accounts	62,036	73,154	(11,118)	(15.2)
Savings deposits	45,134	43,454	1,680	3.9
Certificates of deposit	148,122	144,509	3,613	2.5
Total deposit accounts	$338,452	$345,187	$(6,735)	(2.0)%

Stockholders' Equity. Total stockholders' equity decreased $654,000, or 1.0%, to $65.2 million at December 31, 2017 from $65.9 million at June 30, 2017 due to the net loss of $359,000 attributed to the $2.4 million one-time adjustment to our deferred tax assets and the $124,000 repurchase of 5,000 shares of stock at a price of $24.85 per share.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2017 and 2016

General. Net loss for the three months ended December 31, 2017 was $1.4 million or $0.58 per diluted share compared to net income of $420,000 or $0.17 per diluted share for the three months ended December 31, 2016. The revaluation of the Company's deferred tax asset due to the Tax Act resulted in a $2.4 million decrease in the Company's income tax expense and a $0.96 reduction in net income per diluted share for the second fiscal quarter. For the six months ended December 31, 2017 the net loss was $359,000 or $0.15 per diluted share compared to net income of $993,000 per $0.41 per diluted share for the same period last year.

Net Interest Income. Net interest income before the provision for loan losses increased $431,000, or 10.5%, to $4.5 million for the quarter ended December 31, 2017 compared to $4.1 million for the same period last year primarily due to the increase in average loans receivable, net. Average loans receivable, net, for the quarter ended December 31, 2017 increased $37.4 million, or 10.4%, to $396.4 million compared to $359.0 million for the quarter ended December 31, 2016. For the six months ended December 31, 2017 net interest income before the provision for loan losses increased $704,000, or 8.6%, to $8.9 million from $8.2 million for the same period in 2016 primarily due to the increase in average loans receivable, net.

The Company's net interest margin increased 11 basis points to 4.27% for the quarter ended December 31, 2017 compared to 4.16% for the quarter ended December 31, 2016. The average yield on loans receivable, net, increased 14 basis points to 5.42% for the quarter ended December 31, 2017 compared to 5.28% for the same period of the prior year, reflecting the increase in higher yielding construction loan and the repricing of variable rate loans to higher interest rates. The average yield on average mortgage-backed securities during the three months ended December 31, 2017 increased to 2.14% from 1.98% for the same period in the prior year primarily due to a decrease of large principal pay downs resulting in a decrease in amortization of premiums. The average yield on interest-earning assets increased 22 basis points to 5.18% from 4.96% for the quarters ended December 31, 2017 and 2016, respectively. The average cost of total deposits increased 13 basis points to 1.12% for the quarter ended December 31, 2017 compared to 0.99% for the same period in the prior year. The average cost of interest-bearing liabilities increased 14 basis points to 1.14% for the quarter ended December 31, 2017 compared to 1.00% for the same period in the prior year, reflecting the increases in interest rates over the last year.

The following table sets forth the changes to our net interest income for the three months ended December 31, 2017 compared to the same period in 2016. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$134	$495	$629
Mortgage-backed securities	10	(22)	(12)
Investment securities, FHLB stock and cash and cash equivalents	4	(9)	(5)
Total net change in income on interest-earning assets	$148	$464	$612
Interest-bearing liabilities:
Savings deposits	$1	$—	$1
Interest-bearing demand deposits	—	1	1
Money market accounts	21	(7)	14
Certificates of deposit	14	154	168
FHLB advances	12	(15)	(3)
Total net change in expense on interest-bearing liabilities	48	133	181
Net change in net interest income	$100	$331	$431

For the six months ended December 31, 2017, the Company's net interest margin increased four basis points to 4.20% compared to 4.16% for the same period in 2016, reflecting the increase in the average balance of loans receivable, net. The average yield on loans receivable, net, increased 10 basis points to 5.36% for the six months ended December 31, 2017 compared to 5.26% for the same period of the prior year, reflecting the increase in higher yielding construction loan and the repricing of variable rate loans to higher interest rates. The average yield on average mortgage-backed securities during the six months ended December 31, 2017 decreased to 2.09% from 2.11% for the same period in the prior year primarily due to a decrease of large principal pay downs resulting in a decrease in amortization of premiums. The average yield on interest-bearing assets increased 17 basis point to 5.12% for the six months ended December 31, 2017 compared to 4.95% for the same period in the prior year. The average cost of interest-bearing liabilities increased 14 basis points to 1.14% for the six months ended December 31, 2017 compared to 1.00% for the same period of the prior year, reflecting the increases in interest rates over the last year.

The following table sets forth the changes to our net interest income for the six months ended December 31, 2017 compared to the same period in 2016:

	Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$197	$913	$1,110
Mortgage-backed securities	(3)	(47)	(50)
Investment securities, FHLB stock and cash and cash equivalents	14	(8)	6
Total net change in income on interest-earning assets	$208	$858	$1,066
Interest-bearing liabilities:
Savings deposits	$1	$—	$1
Interest-bearing demand deposits	—	1	1
Money market accounts	74	5	79
Certificates of deposit	31	295	326
FHLB advances	33	(78)	(45)
Total net change in expense on interest-bearing liabilities	139	223	362
Net change in net interest income	$69	$635	$704

Interest Income. Total interest income for the three months ended December 31, 2017 increased $612,000, or 12.5%, to $5.5 million from $4.9 million for the three months ended December 31, 2016. The increase during the period was primarily attributable to the increase in the average balance of loans receivable, net. Average loans receivable, net, increased $37.4 million during the quarter ended December 31, 2017 compared to the same quarter last year. The average yield on loans receivable, net, increased 14 basis points to 5.42% during the three months ended December 31, 2017 compared to 5.28% for the same period in the prior year primarily due to the increase in construction loans and the repricing of variable rate loans to higher interest rates. Average mortgage-backed securities declined $4.4 million during the three months ended December 31, 2017 compared to the same period in the prior year. The average yield on mortgage-backed securities increased 16 basis points to 2.14% for the three months ended December 31, 2017 compared to 1.98% for the same period in the prior year primarily due to a decrease of large principal pay downs resulting in a decrease in amortization of premiums. Average interest-earning assets increased $30.3 million, or 7.6%, to $426.5 million for the three months ended December 31, 2017 compared to $396.2 million for the same period in 2016.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
	2017		2016		Increase/(Decrease) in Interest and Dividend Income from 2016
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$396,465	5.42%	$359,021	5.28%	$629
Mortgage-backed securities	23,892	2.14	28,292	1.98	(12)
Investment securities	161	4.97	172	6.98	(1)
FHLB stock	2,283	2.98	2,455	3.58	(5)
Cash and cash equivalents	3,664	0.66	6,253	0.32	1
Total interest-earning assets	$426,465	5.18%	$396,193	4.96%	$612

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual, calculated net of deferred loan fees and loans in process.

For the six months ended December 31, 2017, total interest income increased $1.1 million, or 10.9%, to $10.8 million from $9.7 million for the six months ended December 31, 2016. The increase during the period was primarily attributable to the increase in the average balance on loans receivable, net. The average yield on loans receivable, net, increased 10 basis points to 5.36% for the six months ended December 31, 2017 compared to 5.26% for the same period in the prior year primarily due to the increase in construction loans and the repricing of variable rate loans to higher interest rates. Average loans receivable, net, increased $34.7 million during the six months ended December 31, 2017 compared to the same period in the prior year. Average mortgage-backed securities declined $4.4 million during the six months ended December 31, 2017 compared to the same period in the prior year. The average yield on mortgage-backed securities decreased two basis points to 2.09% for the six months ended December 31, 2017 compared to 2.11% for the same period in the prior year. Average interest-earning assets increased $29.1 million, or 7.4%, to $423.1 million for the six months ended December 31, 2017 compared to $394.0 million for the same period in 2016.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the six months ended December 31, 2017 and 2016:

	Six Months Ended December 31,
	2017		2016		Increase/(Decrease) in Interest and Dividend Income from 2016
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$391,747	5.36%	$357,036	5.26%	$1,110
Mortgage-backed securities	24,635	2.09	29,044	2.11	(50)
Investment securities	163	6.13	172	5.81	—
FHLB stock	2,123	3.39	2,668	3.00	(4)
Cash and cash equivalents	4,385	0.82	5,043	0.32	10
Total interest-earning assets	$423,053	5.12%	$393,963	4.95%	$1,066

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual, calculated net of deferred loan fees and loans in process.

Interest Expense. Interest expense increased $181,000, or 22.8% to $975,000 for the three months ended December 31, 2017 as compared to $794,000 for the three months ended December 31, 2016. The increase during the period was primarily attributable to the increase in the average balance of certificates of deposit, and to a lesser extent, the average cost of money market accounts. The average balance of certificates of deposit increased $31.7 million, or 27.4%, to $147.2 million during the quarter ended December 31, 2017 compared to $115.5 million for the same quarter last year. The average balance of FHLB advances decreased $5.5 million, or 11.2%, to $43.9 million for the three months ended December 31, 2017 compared to $49.4 million for the same period of the prior year. Average interest-bearing liabilities increased $27.5 million, or 8.7%, to $343.6 million for the three months ended December 31, 2017 compared to $316.1 million for the same period in 2016 primarily to fund our loan growth.

The following table details average balances, cost of funds and the change in interest expense for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
	2017		2016		Increase/(Decrease) in Interest Expense from 2016
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$44,955	0.15%	$43,617	0.15%	$1
Interest-bearing demand deposits	36,402	0.04	29,458	0.04	1
Money market deposits	71,158	0.52	78,051	0.40	14
Certificates of deposit	147,226	1.98	115,541	1.94	168
FHLB advances	43,867	1.20	49,395	1.09	(3)
Total interest-bearing liabilities	$343,608	1.14%	$316,062	1.00%	$181

For the six months ended December 31, 2017 interest expense increased $362,000, or 23.1%, to $1.9 million from $1.6 million for the six months ended December 31, 2016. The increase during the period was primarily attributable to the increase in the average balance of certificates of deposit, and to a lesser extent, the average cost of money market deposits. The average balance of certificates of deposit increased $30.2 million, or 25.9%, to $146.9 million for the six months ended December 31, 2017 compared to $116.7 million for the same period in 2016. The average cost of money market deposits increased 20 basis points to 0.50% for the six months ended December 31, 2017 compared to 0.30% for the same period of the prior year. The average balance of money market deposits increased $3.4 million, or 4.9%, to $72.5 million for the six months ended December 31, 2017 compared to the same period last year. Average interest-bearing liabilities increased $25.7 million, or 8.2%, to $338.6 million for the six months ended December 31, 2017 compared to $312.9 million for the same period in 2016.

The following table details average balances, cost of funds and the change in interest expense for the six months ended December 31, 2017 and 2016:

	Six Months Ended December 31,
	2017		2016		Increase/(Decrease) in Interest Expense from 2016
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$44,566	0.15%	$44,058	0.15%	$1
Interest-bearing demand deposits	34,690	0.04	28,300	0.04	1
Money market deposits	72,540	0.50	69,124	0.30	79
Certificates of deposit	146,952	1.99	116,700	1.95	326
FHLB advances	39,819	1.21	54,719	1.04	(45)
Total interest-bearing liabilities	$338,567	1.14%	$312,901	1.00%	$362

Provision for Loan Losses. In connection with its analysis of the loan portfolio, management determined that a $105,000 provision for loan losses was required for the three months ended December 31, 2017 compared to $75,000 for the same period last year, primarily reflecting our recent loan growth. The provision for loan losses for the six months ended December 31, 2017 was $180,000 compared to $150,000 for the same period last year.

Nonperforming loans decreased to $1.5 million at December 31, 2017, a decrease of $1.3 million from $2.8 million at December 31, 2016. The ratio of nonperforming loans to total loans was 0.4% at December 31, 2017 compared to 0.8% at December 31, 2016. Total classified loans decreased $1.7 million, or 53.5%, to $1.4 million at December 31, 2017 from $3.1 million at December 31, 2016. The allowance for loan losses of $4.1 million at December 31, 2017 represented 1.0% of total loans receivable and 283.3% of nonperforming loans. This compares to an allowance for loan losses of $4.1 million at June 30, 2017, representing 1.1% of total loans receivable and 110.8% of nonperforming loans.

Management considers the allowance for loan losses at December 31, 2017 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by our regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses at and for the three months ended December 31, 2017 and 2016:

	At or For the Three Months Ended December 31,

	2017	2016
	(Dollars in thousands)
Provision for loan losses	$105	$75
Net (recoveries) charge-offs	(6)	38
Allowance for loan losses	4,128	3,861
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.0%	1.1%
Nonaccrual and 90 days or more past due and still accruing interest	$1,457	$2,775
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	283.3%	139.1%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.4%	0.8%
Total loans	$403,539	$359,214

The following table details activity and information related to the allowance for loan losses at and for the six months ended December 31, 2017 and 2016:

	At or For the Six Months Ended December 31,

	2017	2016
	(Dollars in thousands)
Provision for loan losses	$180	$150
Net charge-offs	158	68
Allowance for loan losses	4,128	3,861
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.0%	1.1%
Nonaccrual and 90 days or more past due and still accruing interest	$1,457	$2,775
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	283.3%	139.1%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.4%	0.8%
Total loans	$403,539	$359,214

We continue to restructure our delinquent loans, when appropriate, so our borrowers can continue to make payments while minimizing the Company's potential loss. As of December 31, 2017 and December 31, 2016, we have identified 24 and 34 loans, respectively, with aggregate net principal balances of $3.5 million and $5.9 million, respectively, as TDRs. At December 31, 2017 and December 31, 2016, there were $233,000 and $862,000, respectively, of TDRs included in nonperforming loans. At December 31, 2017 the Company had REO with a book value of $3.3 million compared to $867,000 at June 30, 2017.

Noninterest Income. Noninterest income remained relatively the same at $1.0 million for both the quarters ended December 31, 2017 and 2016. The following table provides a detailed analysis of the changes in the components of noninterest income for the three months ended December 31, 2017 compared to the same period in 2016:

	Three Months Ended December 31,		Increase (decrease)

	2017	2016	Amount	Percent
	(Dollars in thousands)
Deposit service fees	$277	$348	$(71)	(20.4)%
Other deposit fees	187	179	8	4.5
Other loan fees	172	207	(35)	(16.9)
Gain (loss) on sale of loans	47	(1)	48	(4,800.0)
Bank owned life insurance investment	129	130	(1)	(0.8)
Other income	179	123	56	45.5
Total noninterest income	$991	$986	$5	0.5%

The slight increase in noninterest income was primarily attributable to an increase in commercial real estate loan prepayment penalties of $61,000 from $8,000 for the same period in the previous year and a $48,000 increase on gain on sale of loans. Partially offsetting these increases was a decrease of $71,000 in deposit service fees to $277,000 from $348,000 as consumers reduced their deposit account overdrafts.

The following table provides a detailed analysis of the changes in the components of noninterest income for the six months ended December 31, 2017 compared to the same period in 2016:

	Six Months Ended December 31,		Increase (decrease)

	2017	2016	Amount	Percent
	(Dollars in thousands)
Deposit service fees	$590	$696	$(106)	(15.2)%
Other deposit fees	387	373	14	3.8
Other loan fees	400	442	(42)	(9.5)
Gain on sale of loans	157	100	57	(57.0)
Bank owned life insurance investment	258	262	(4)	(1.5)
Other income	372	270	102	37.8
Total noninterest income	$2,164	$2,143	$21	1.0%

Noninterest income remained relatively the same at $2.2 million during both the six months ended December 31, 2017 compared to $2.1 million during the six months ended December 31, 2016. Other income increased $102,000, or 37.8% to $372,000 for the six months ended December 31, 2017 compared to $270,000 for the same period in 2016, primarily due to an increase in commercial real estate loan prepayment penalties of $129,000 from $26,000 for the same period in the previous year. In addition gain on loan sales increased $57,000 primarily due to an increase in the amount of loans sold. Partially offsetting these increases was a decrease of $106,000 in deposit service fees to $590,000 during the six months ended December 31, 2017 from $696,000 during the same period for the prior year as consumers reduced their deposit account overdrafts.

Noninterest Expense. For the three months ended December 31, 2017, noninterest expense decreased $427,000, or 9.7%, to $4.0 million from $4.4 million for the three months ended December 31, 2016. The following table provides an analysis of the changes in the components of noninterest expense for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Increase (decrease)

	2017	2016	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$2,220	$2,296	$(76)	(3.3)%
General and administrative expenses	572	833	(261)	(31.3)
Real estate holding costs	36	19	17	89.5
FDIC insurance premiums	41	24	17	70.8
Information technology	490	540	(50)	(9.3)
Occupancy and equipment	435	441	(6)	(1.4)
Deposit services	101	128	(27)	(21.1)
Marketing	84	167	(83)	(49.7)
Loss (gain) on sale of real estate owned	15	(27)	42	(155.6)
Total noninterest expense	$3,994	$4,421	$(427)	(9.7)%

The decrease in noninterest expense was primarily due to a $261,000, or 31.3% decrease in general and administrative expenses to $572,000 for the three months ended December 31, 2017 compared to $833,000 for the same period in 2016. This decrease was partially due to no unfunded loan reserve commitment expense during the current quarter compared to a $75,000 unfunded loan reserve commitment expense in the quarter ended December 31, 2016, a $46,000 reduction in legal fees, a $31,000 decrease in contribution expense and a $31,000 decrease in direct loan expense between the periods. Marketing decreased $83,000 to $84,000 for the quarter ended December 31, 2017 from $167,000 for the same period last year. Compensation and benefits expense decreased $76,000 or 3.3%, to $2.2 million for the quarter ended December 31, 2017 from $2.3 million for the same period in the previous year. The decrease was primarily due to a reduction in stock-based compensation expense related to the Anchor Bancorp 2015 Equity Plan to $19,000 for the quarter ended December 31, 2017 from $147,000 for the same quarter last year and incentive loan commission decreasing $105,000 to $75,000 from $180,000 for the same quarter last year. These decreases were partially offset by $245,000 for retention bonuses paid this quarter associated with the pending merger with Washington Federal, Inc.

The following table provides an analysis of the changes in the components of noninterest expense for the six months ended December 31, 2017 and 2016:

	Six Months Ended December 31,		Increase (decrease)

	2017	2016	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,305	$4,606	$(301)	(6.5)%
General and administrative expenses	1,145	1,569	(424)	(27.0)
Merger expenses	34	—	34	—
Real estate holding costs	66	37	29	78.4
FDIC insurance premiums	77	92	(15)	(16.3)
Information technology	1,027	1,025	2	0.2
Occupancy and equipment	868	948	(80)	(8.4)
Deposit services	205	240	(35)	(14.6)
Marketing	175	267	(92)	(34.5)
Loss on sale of property, premises and equipment	5	—	5	—
Loss (gain) on sale of real estate owned	15	(40)	55	(137.5)
Total noninterest expense	$7,922	$8,744	$(822)	(9.4)%

Noninterest expense decreased $822,000, or 9.4%, to $7.9 million in the six months ended December 31, 2017 compared to $8.7 million for the six months ended December 31, 2016. The decrease was primarily due to a $424,000 decrease in general and administrative expenses. This decrease was partially due to a $60,000 decline in unfunded loan commitment reserve expense, a $52,000 decline in consulting services, a $50,000 decrease in direct loan expense, a $47,000 reduction in legal fees, a $33,000 decrease in stationery supplies, and a $28,000 decrease in credit card expenses due to the efficiencies realized from our new credit card program. Compensation and benefits decreased $301,000, or 6.5%, to $4.3 million in the six months ended December 31, 2017 compared to $4.6 million in the six months ended December 31, 2016. The decrease was primarily due to a decrease of $178,000 in employee compensation from $2.7 million to $2.5 million due to a decline in full-time employees. In addition incentive loan commission decreased $65,000 to $190,000 from $255,000 for the same period last year. Also a factor for the reduction is $305,000 decrease in stock-based compensation related to the Anchor Bancorp 2015 Equity Plan during the six months ended December 31, 2017 partially offset by an increase in performance compensation of $245,000 for retention bonuses associated with the pending merger with Washington Federal, Inc. that had no related expense for the same period in 2016. For the six months ended December 31, 2017 we expensed $34,000 associated with the pending merger with Washington Federal, Inc. compared to none for the same period ended December 31, 2016.

Income Taxes. The provision for income taxes was $2.8 million and $3.3 million for the three and six months ended December 31, 2017, respectively, compared to $188,000 and $446,000 for the three and six months ended December 31, 2016, respectively. The effective tax rate was 197% and 112% for the three and six months ended December 31, 2017, respectively, compared to 31% and 31% for the three and six months ended December 31, 2016, respectively. The provision for income taxes and the effective tax rate was higher for the three and six months ended December 31, 2017 compared to the same prior year periods primarily due to a one-time charge to the provision for income taxes of $2.4 million. This one-time charge to the provision for income taxes was the result of the enactment of the Tax Cuts and Jobs Act, signed into law on December 22, 2017, which resulted in the Company revaluing its deferred tax assets and liabilities based upon the lower enacted corporate income tax rate. As a result of the Tax Act, the Company will utilize a blended federal tax rate of 28.0% on its tax return for its fiscal year ending June 30, 2018, and 21% thereafter. At December 31, 2017, the Company had a net deferred tax asset of $4.9 million compared to $8.0 million at June 30, 2017. As of December 31, 2017, management deemed that a net deferred tax asset valuation allowance related to the Company’s deferred tax asset was not necessary.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments. At December 31, 2017, the total approved loan origination commitments outstanding were $8.4 million and undisbursed construction loan commitments totaled $43.0 million. At the same date, unused lines of credit were $65.2 million.

For purposes of determining our liquidity position, we use the liquidity ratio, a regulatory measure of liquidity calculated as the total of net cash, short-term, and marketable assets divided by net deposits and short-term liabilities. Our Board of Directors has established a liquidity ratio target of 10%. For the three months ended December 31, 2017, our average liquidity ratio was 6.2%, which indicates we are below the liquidity standard set by our Board. Management believes the Bank's current liquidity position is adequate to meet foreseeable short and long term liquidity requirements.

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

Certificates of deposit scheduled to mature in one year or less at December 31, 2017 totaled $98.4 million. We had no brokered deposits at December 31, 2017. Management's policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with us. In addition, we had the ability to borrow an additional $91.9 million from the FHLB of Des Moines. We also have a line of credit with the Federal Reserve Bank of San Francisco for $1.5 million which is collateralized with securities and a line of credit for $5.0 million with Pacific Coast Bankers' Bank.

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

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. The Company's primary sources of income are dividends from the Bank, ESOP loan payments and ESOP loan interest income. During the three month period ended December 31, 2017, the Bank paid a $560,000 dividend to the Company. The payment is being used for the Company's general corporate purposes, including supporting the Company's ongoing operations and stock repurchases. At December 31, 2017, the Company (on an unconsolidated basis) had liquid assets of $3.4 million.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of December 31, 2017:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$8,438	$8,438
Undisbursed portion of construction loans	42,980	13,915
Total loan commitments	$51,418	$22,353

Lines of credit
Fixed rate (3)	$21,690	$5,847
Adjustable rate	43,530	17,137
Undisbursed balance of lines of credit	$65,220	$22,984

(1)	Interest rates on fixed rate loans are 3.75% to 17.99%.

(2)	At December 31, 2017 there was $301 in reserves for unfunded commitments.

(3)	Includes standby letters of credit.

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

Year Ended June 30,
Amount
(In thousands)
2018	$70
2019	$90
2020	$36

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of December 31, 2017, the Bank exceeded all regulatory capital requirements with, Tier 1 Leverage-Based Capital, Common Equity Tier 1 Capital (CET1), Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios of 13.0%, 14.1%, 14.1%, and 15.1%, respectively. As of June 30, 2017 these ratios were 13.0%, 14.1%, 14.1%, and 15.1%, respectively. At December 31, 2017, the Bank met the requirements to be deemed "well-capitalized" under applicable regulatory guidelines.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019. As of December 31, 2017, the conservation buffer was 1.25%.

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, CET1, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 14.0%, 15.2%, 15.2%, and 16.1%, respectively, as of December 31, 2017. As of June 30, 2017, these ratios were 14.0%, 15.2%, 15.2% and 16.2%, respectively.

The Bank's actual capital amounts and ratios at December 31, 2017 are presented in the following table:

Anchor Bank					Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
			Minimum Capital Requirement
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017
Total capital (to risk-weighted assets)	$64,142	15.1%	$34,083	8.0%	$42,603	10.0%
Tier I capital (to risk-weighted assets)	$60,014	14.1%	$25,562	6.0%	$34,083	8.0%
Common equity tier 1 capital (to risk-weighted assets)	$60,014	14.1%	$19,172	4.5%	$27,692	6.5%
Tier I leverage capital (to average assets)	$60,014	13.0%	$18,538	4.0%	$23,173	5.0%

The actual regulatory capital amounts and ratios calculated for Anchor Bancorp as of December 31, 2017, were as follows:

Anchor Bancorp	Actual
	Amount	Ratio
	(Dollars in thousands)
December 31, 2017
Total capital (to risk-weighted assets)	$68,872	16.1%
Tier I capital (to risk-weighted assets)	$64,744	15.2%
Common equity tier 1 capital (to risk-weighted assets)	$64,744	15.2%
Tier I leverage capital (to average assets)	$64,744	14.0%

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

We generally have found that a number of our deposit accounts are less rate sensitive than others. Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at December 31, 2017 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets
Basis Point Change in Rates						Market Value of Assets (4)
	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)
	(Dollars in thousands)
300	$64,733	$(1,020)	(1.55)%	14.75%	0.48%	$439,003
200	66,690	937	1.43	14.93	0.66	446,573
100	66,191	438	0.67	14.58	0.31	453,990
Base	65,753	—	—	14.27	—	460,788
(100)	64,463	(1,290)	(1.96)	13.80	(0.47)	467,059
___________

(1)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(2)	Calculated as the net portfolio value divided by the market value of assets (“net portfolio value ratio”).
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

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at December 31, 2017, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
	(Dollars in thousands)
300	$22,278	$2,559	13.0%
200	21,487	1,768	9.0
100	20,651	932	4.7
Base	19,719	—	—
(100)	18,534	(1,185)	(6.0)

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) The table below represents the Company’s purchases of its equity securities for the second quarter of fiscal 2018.

			Total Number of Shares Repurchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Repurchased (1)
	Total Number of Shares Purchased	Average Price Paid per Share

Period

October 1 - October 31, 2017	—	$—	—	—
November 1 - November 30, 2017	—	—	—	40,000
December 1 - December 31, 2017	5,000	24.85	5,000	35,000
	5,000	$24.85	5,000

(1)	Represents the remaining shares available for future purchases under the stock repurchase plan.

During the quarter ended December 31, 2017, the Company purchased 5,000 shares of the Company’s common stock at an cost of $24.85 per share of the 40,000 shares authorized in the November stock repurchase plan, leaving 35,000 shares available for future purchases.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements

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

ANCHOR BANCORP

Date: February 5, 2018	/s/Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2018	/s/Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements