Form 10-Q
period 2018-03-31
Anchor Bancorp
filed 2018-05-07
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 7, 2018, there were 2,484,030 shares of common stock, $0.01 par value per share, outstanding.

ANCHOR BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiary, unless the context indicates otherwise.  When we refer to “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, the wholly owned subsidiary of Anchor Bancorp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands, except share data) (Unaudited)	March 31, 2018	June 30, 2017
ASSETS
Cash and cash equivalents	$20,272	$14,194
Securities available-for-sale, at fair value, amortized cost of $19,300 and $21,391	18,714	21,170
Securities held-to-maturity, at amortized cost, fair value of $3,682 and $4,954	3,740	4,949
Loans held for sale	—	1,551
Loans receivable, net of allowance for loan losses of $4,257 and $4,106	398,573	377,908
Bank owned life insurance investment, net of surrender charges	20,417	20,030
Accrued interest receivable	1,459	1,332
Real estate owned ("REO"), net	737	867
Federal Home Loan Bank ("FHLB") stock, at cost	2,407	2,348
Property, premises, and equipment, at cost, less accumulated depreciation of $12,379 and $11,971	8,785	9,360
Deferred tax asset, net	4,589	8,011
Prepaid expenses and other assets	516	805
Total assets	$480,209	$462,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$57,767	$52,606
Interest-bearing	302,452	292,581
Total deposits	360,219	345,187

FHLB advances	46,000	45,500
Advance payments by borrowers for taxes and insurance	2,144	1,195
Supplemental Executive Retirement Plan liability	1,731	1,709
Accounts payable and other liabilities	3,862	3,083
Total liabilities	413,956	396,674
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, authorized 45,000,000 shares; 2,484,030 issued and outstanding at March 31, 2018 and 2,504,740 issued and outstanding at June 30, 2017, respectively	25	25
Additional paid-in capital	22,258	22,619
Retained earnings	45,614	44,585
Unearned Employee Stock Ownership Plan ("ESOP") shares	(556)	(607)
Accumulated other comprehensive loss, net of tax	(1,088)	(771)
Total stockholders’ equity	66,253	65,851
Total liabilities and stockholders’ equity	$480,209	$462,525

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except share data) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2018	2017	2018	2017
Interest income:
Loans receivable, including fees	$5,520	$4,861	$16,024	$14,255
Securities	31	29	90	81
Mortgage-backed securities	119	132	376	439
Total interest income	5,670	5,022	16,490	14,775
Interest expense:
Deposits	845	708	2,530	1,987
FHLB advances	211	127	452	411
Total interest expense	1,056	835	2,982	2,398
Net interest income before provision for loan losses	4,614	4,187	13,508	12,377
Provision for loan losses	120	135	300	285
Net interest income after provision for loan losses	4,494	4,052	13,208	12,092
Noninterest income:
Deposit service fees	261	314	851	1,010
Other deposit fees	193	185	580	558
Other loan fees	212	175	612	618
Gain on sale of loans	14	25	171	125
Bank owned life insurance investment	129	125	387	387
Other income	111	199	483	469
Total noninterest income	920	1,023	3,084	3,167
Noninterest expense:
Compensation and benefits	2,113	2,191	6,418	6,797
General and administrative expenses	514	654	1,660	2,223
Merger expenses	22	—	56	—
Real estate owned holding costs, net	72	(1)	138	37
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	55	14	131	106
Information technology	506	509	1,533	1,534
Occupancy and equipment	436	485	1,305	1,433
Deposit services	88	111	292	350
Marketing	99	130	274	397
Gain on sale of property, premises and equipment	(15)	—	(10)	—
Gain on sale of real estate owned	(163)	(20)	(148)	(59)
Total noninterest expense	3,727	4,073	11,649	12,818
Income before provision for income taxes	1,687	1,002	4,643	2,441
Provision for income taxes	299	300	3,614	746
Net income	$1,388	$702	$1,029	$1,695
Basic earnings per share	$0.57	$0.29	$0.42	$0.71
Diluted earnings per share	$0.57	$0.29	$0.42	$0.70
Weighted average number of basic shares outstanding	2,423,566	2,406,072	2,433,525	2,400,217
Weighted average number of diluted shares outstanding	2,427,703	2,431,139	2,440,570	2,422,171

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2018	2017	2018	2017
NET INCOME	$1,388	$702	$1,029	$1,695
OTHER COMPREHENSIVE (LOSS) INCOME, net of income tax
Unrealized holding (losses) gains on available-for-sale securities during the period, net of income tax benefit of $(20), $14, $(48), and $(130) respectively	(262)	28	(317)	(253)
Other comprehensive (loss) income, net of income tax	(262)	28	(317)	(253)
COMPREHENSIVE INCOME	$1,126	$730	$712	$1,442

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Nine Months Ended March 31,

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,029	$1,695
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	471	530
Net amortization of premiums on securities	198	238
Provision for loan losses	300	285
ESOP expense	129	133
Deferred federal income taxes	3,469	696
Stock compensation expense	78	503
Increase in cash surrender value of life insurance investment	(387)	(387)
Gain on sale of loans	(171)	(125)
Originations of loans held for sale	(7,830)	(12,075)
Proceeds from sale of loans held for sale	8,447	10,429
Gain on sale of property, premises, and equipment	(10)	—
Gain on sale of real estate owned	(148)	(59)
Change in operating assets and liabilities:
Accrued interest receivable	(127)	(16)
Prepaid expenses and other assets	289	266
Supplemental Executive Retirement Plan ("SERP")	22	11
Accounts payable and other liabilities	779	1,474
Net cash provided by operating activities	6,538	3,598
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, calls and maturities of available-for-sale securities	—	852
Principal repayments on mortgage-backed available-for-sale securities	3,067	3,616
Principal repayments on mortgage-backed held-to-maturity securities	1,142	1,094
Loan originations, net of undisbursed loan proceeds and principal repayments	(22,751)	(32,107)
Proceeds from sale of real estate owned	2,887	510
Capital improvements on real estate owned	(823)	—
Proceeds from sale of property, premises, and equipment, net	175	—
Purchase of property, premises, and equipment, net	(61)	(62)
Redemption of FHLB stock	(59)	411
Net cash provided by investing activities	(16,423)	(25,686)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	15,032	42,371
Net change in advance payments by borrowers for taxes and insurance	949	(204)
Proceeds from FHLB advances	96,950	54,600
Repayment of FHLB advances	(96,450)	(66,100)
Repurchase and retirement of common stock	(249)	—
Net share settlement of stock awards	(269)	(285)
Net cash used in financing activities	$15,963	$30,382

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands, except share data) (Unaudited)	Nine Months Ended March 31,

	2018	2017
NET CHANGE IN CASH AND CASH EQUIVALENTS	$6,078	$8,294
Beginning of period	14,194	8,320
End of period	$20,272	$16,614
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,982	$2,407
Income taxes	$145	$65
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Noncash investing activities:
Net loans transferred to real estate owned	$1,786	$298
Unrealized holding loss on available-for-sale securities, net of tax	$(317)	$(253)
Loans securitized into mortgage-backed securities	$1,105	$2,107

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

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2017 (“2017 Form 10-K”). The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2018. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported consolidated net income or equity. The Company has evaluated events and transactions subsequent to March 31, 2018 for potential recognition or disclosure.

Note 3 - Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) which postponed the effective date of 2014-09. Subsequently, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. This amendment clarifies that an entity should determine if it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The core principle of Topic 606 is that an entity must recognize revenue when it has satisfied a performance obligation of transferring promised goods or services to a customer. These standards were effective for interim and annual periods beginning after December 15, 2017. The Company has analyzed its revenue sources of noninterest income to determine when the satisfaction of the performance obligation occurs and the appropriate recognition of revenue. The adoption of these ASUs did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured as fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU No. 2016-01 did not have a material impact on the Company's consolidated financial statements.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The ASU is intended to reduce diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The amendments in this ASU were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not currently have items on its cash flow statement that were impacted by adoption of this ASU and therefore adoption of ASU No. 2016-15 did not have a material impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The ASU amends the required statement of cash flow disclosures to include the change in amounts generally described as restricted cash. The standard was effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of ASU No. 2016-18 did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update). This ASU amends the Codification for SEC staff announcements made at recent Emerging Issues Task Force (EITF) meetings. The SEC staff view is that a registrant should evaluate ASU updates that have not yet been adopted to determine the appropriate financial disclosures about the potential material effects of the ASU on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact of an ASU, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. The SEC staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies expected to be applied compared to current accounting policies. Also, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments specifically addressed recent ASU amendments to Topic 326, Financial Instruments - Credit Losses; Topic 842, Leases; and Topic 606, Revenue from Contracts with Customers; although, the amendments apply to any subsequent amendments to guidance in the ASU. The Company has adopted the amendments in this ASU and appropriate disclosures have been included in this Note for each recently issued accounting standard.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2017, the FASB issued ASU No. 2017-09, Compensation Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity on the guidance related to stock compensation when there has been changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting under ASC 718. The ASU provides the three following criteria must be met in order to not account for the effect of the modification of terms or conditions: the fair value, the vesting conditions and the classification as an equity or liability instrument of the modified award is the same as the original award immediately before the original award is modified. The amendments in this ASU were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company has not had any modifications on share-based payment awards and therefore the adoption of ASU No. 2017-09 did not have a material impact on the Company's consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("AOCI"). ASU 2018-02 eliminates the stranded tax effects within AOCI resulting from the application of current U.S. GAAP in response to the change in the U.S. corporate income tax rate from 35 percent to 21 percent as part of the Tax Cuts and Jobs Act of 2017 enacted in December 2017 (the "Tax Act"). Stranded tax effects unrelated to the Tax Act are released from AOCI using the security-by-security approach. The effective date of ASU 2018-02 is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted for public entities for which financial statements had not yet been issued. The Company elected to early adopt ASU 2018-02 effective for the year ended December 31, 2017, and applied the provisions retrospectively within our Consolidated Balance Sheets and Statements of Shareholders' Equity. This adoption resulted in a one-time reclassification of the effect of remeasuring deferred tax liabilities related to items, primarily unrealized gains and losses on investments, within AOCI to retained earnings resulting from the change in the U.S. corporate income tax rate. This reclassification resulted in a decrease to AOCI and an increase to retained earnings in the amount of $39,496 for the quarter ended March 31, 2018, with no net impact to total stockholders' equity.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Cuts and Jobs Act (the Act) and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under ASC Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under ASC Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements in the 2017 Form 10-K. As of March 31, 2018, the Company did not incur any adjustments to the provisional recognition.

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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017
	(Dollars in thousands, except share data)
Net income	$1,388	$702	$1,029	$1,695
Earnings allocated to common shareholders	$1,388	$702	$1,029	$1,695

Basic weighted-average common shares outstanding	2,423,566	2,406,072	2,433,525	2,400,217
Potentially dilutive incremental shares	4,137	25,067	7,045	21,954
Diluted weighted-average common shares outstanding	2,427,703	2,431,139	2,440,570	2,422,171

Basic earnings per share	$0.57	$0.29	$0.42	$0.71
Diluted earnings per share	$0.57	$0.29	$0.42	$0.70

Shares owned by the Company's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of March 31, 2018 and March 31, 2017 there were 50,209 and 57,092 shares, respectively, which had not been allocated under the Company's ESOP.

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For both the three and nine months ended March 31, 2018 and 2017, there were no anti-dilutive shares included in the computation of diluted earnings per share.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Investments

The amortized cost and estimated fair market values of investment securities as of March 31, 2018 and June 30, 2017, were as follows:

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$158	$—	$—	$158
Mortgage-backed securities:
FHLMC (1)	10,723	20	(282)	10,461
FNMA (2)	7,972	—	(306)	7,666
GNMA (3)	447	—	(18)	429
	$19,300	$20	$(606)	$18,714
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$1,906	$39	$(78)	$1,867
FNMA	1,032	49	(26)	1,055
GNMA	802	—	(42)	760
	$3,740	$88	$(146)	$3,682
(1) Federal Home Loan Mortgage Corporation ("Freddie Mac")
(2) Federal National Mortgage Association ("Fannie Mae")
(3) Government National Mortgage Association ("Ginnie Mae")

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$165	$—	$—	$165
Mortgage-backed securities:
FHLMC	11,140	88	(125)	11,103
FNMA	9,532	—	(169)	9,363
GNMA	554	—	(15)	539
	$21,391	$88	$(309)	$21,170
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$2,212	53	(52)	$2,213
FNMA	1,209	71	(23)	1,257
GNMA	1,528	—	(44)	1,484
	$4,949	$124	$(119)	$4,954

There were 54 and 47 securities in an unrealized loss position at March 31, 2018 and June 30, 2017, respectively. The unrealized losses on investments in mortgage-backed securities relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities prior to their maturity. We do expect to recover the entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of the dates indicated, were as follows:

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$5,320	$(91)	$3,902	$(191)	$9,222	$(282)
FNMA	2,455	(63)	5,211	(243)	7,666	(306)
GNMA	—	—	429	(18)	429	(18)
	$7,775	$(154)	$9,542	$(452)	$17,317	$(606)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$1,288	$(78)	$1,288	$(78)
FNMA	—	—	455	(26)	455	(26)
GNMA	—	—	760	(42)	760	(42)
	$—	$—	$2,503	$(146)	$2,503	$(146)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$2,626	$(25)	$3,185	$(100)	$5,811	$(125)
FNMA	4,578	(29)	4,563	(140)	9,141	(169)
GNMA	—	—	539	(15)	539	(15)
	$7,204	$(54)	$8,287	$(255)	$15,491	$(309)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$1,548	$(52)	$1,548	$(52)
FNMA	—	—	539	(23)	539	(23)
GNMA	840	(13)	645	(31)	1,485	(44)
	$840	$(13)	$2,732	$(106)	$3,572	$(119)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual maturities of securities at March 31, 2018 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

March 31, 2018	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds:
Due after ten years	$158	$158
Mortgage-backed securities:
FHLMC	10,723	10,461
FNMA	7,972	7,666
GNMA	447	429
	$19,300	$18,714

Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$1,906	$1,867
FNMA	1,032	1,055
GNMA	802	760
	$3,740	$3,682

Sales of securities available-for-sale for the dates indicated are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(In thousands)
Proceeds from sales	$—	$—	$—	$—
Proceeds from maturities, sales and calls	—	—	—	852
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—

Pledged securities at the dates indicated are summarized as follows:

	March 31, 2018		June 30, 2017
Pledged to secure:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Public deposits	$5,903	$5,840	$5,143	$5,172
FHLB borrowings	794	819	977	1,009
Federal Reserve borrowing line	1,342	1,322	852	840

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Loans Receivable, net

Loans receivable consisted of the following at the dates indicated:

	March 31, 2018	June 30, 2017
	(In thousands)
Real estate:
One-to-four family	$62,788	$59,735
Multi-family	58,847	60,500
Commercial	152,928	155,525
Construction	85,247	49,151
Land	6,234	8,054
Total real estate	366,044	332,965
Consumer:
Home equity	13,309	13,991
Credit cards	2,346	2,596
Automobile	392	627
Other consumer	1,310	1,524
Total consumer	17,357	18,738

Business:
Commercial business	20,575	31,603
Total loans	403,976	383,306
Less:
Deferred loan fees and loan premiums, net	1,146	1,292
Allowance for loan losses	4,257	4,106
Loans receivable, net	$398,573	$377,908

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
The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 3/31/18
	(In thousands)
Allowance for loan losses:
Beginning balance	$355	$561	$1,342	$1,085	$96	$267	$422	$—	$4,128
Provision (benefit) for loan losses	(30)	6	109	161	(4)	44	(166)	—	120
Charge-offs	—	—	—	—	—	(18)	—	—	(18)
Recoveries	15	—	—	1	—	11	—	—	27
Ending balance	$340	$567	$1,451	$1,247	$92	$304	$256	$—	$4,257

(1)	Consumer loans include home equity, credit cards, automobile, and other consumer loans. The only consumer loans with impairment are home equity loans.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2018:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Nine months ended 3/31/18
	(In thousands)
Allowance for loan losses:
Beginning balance	$495	$580	$1,566	$651	$120	$378	$316	$—	$4,106
Provision (benefit) for loan losses	(199)	(13)	85	593	(28)	(73)	(65)	—	300
Charge-offs	—	—	(200)	—	—	(34)	—	—	(234)
Recoveries	44	—	—	3	—	33	5	—	85
Ending balance	$340	$567	$1,451	$1,247	$92	$304	$256	$—	$4,257

(1)	Consumer loans include home equity, credit cards, automobile, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 3/31/17
	(In thousands)
Allowance for loan losses:
Beginning balance	$768	$430	$1,268	$480	$103	$517	$295	$—	$3,861
Provision (benefit) for loan losses	(228)	111	121	151	26	(83)	37	—	135
Charge-offs	—	—	(2)	—	—	(62)	—	—	(64)
Recoveries	11	—	—	1	—	14	1	—	27
Ending balance	$551	$541	$1,387	$632	$129	$386	$333	$—	$3,959

(1)	Consumer loans include home equity, credit cards, automobile, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2017:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Nine months ended 3/31/17
	(In thousands)
Allowance for loan losses:
Beginning balance	$798	$454	$1,333	$271	$75	$516	$332	$—	$3,779
Provision (benefit) for loan losses	(344)	87	166	323	54	5	(6)	—	285
Charge-offs	—	—	(112)	—	—	(181)	—	—	(293)
Recoveries	97	—	—	38	—	46	7	—	188
Ending balance	$551	$541	$1,387	$632	$129	$386	$333	$—	$3,959

(1)	Consumer loans include home equity, credit cards, automobile, and other consumer loans. The only consumer loans with impairment are home equity loans.

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

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2018:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$784	$967	$—
Home equity	270	283	—
Commercial business	291	367	—
With an allowance recorded
One-to-four family	$2,709	$2,719	$94
Land	302	302	15
Home equity	222	222	39
Other consumer	15	15	15
Commercial business	40	42	16
Total
One-to-four family	$3,493	$3,686	$94
Land	302	302	15
Home equity	492	505	39
Other consumer	15	15	15
Commercial business	331	409	16
Total	$4,633	$4,917	$179

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and nine months ended March 31, 2018:

	Three Months Ended March 31, 2018		Nine Months Ended March 31, 2018

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded
One-to-four family	$1,459	$1	$1,301	$3
Commercial real estate	—	—	996	—
Home equity	274	1	285	4
Commercial business	177	2	449	6
With an allowance recorded
One-to-four family	$2,568	$31	$2,960	$93
Land	304	7	307	14
Home equity	148	3	242	8
Other consumer	16	—	8	—
Commercial business	163	—	32	—
Total
One-to-four family	$4,027	$32	$4,261	$96
Commercial real estate	—	—	996	—
Land	304	7	307	14
Home equity	422	4	527	12
Other consumer	16	—	8	—
Commercial business	340	2	481	6
Total	$5,109	$45	$6,580	$128

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and nine months ended March 31, 2017:

	Three Months Ended March 31, 2017		Nine Months Ended March 31, 2017

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded
One-to-four family	$2,186	$14	$2,257	$42
Commercial real estate	202	—	260	—
Land	169	2	171	7
Home equity	73	1	70	2
Commercial business	239	3	239	10
With an allowance recorded
One-to-four family	$4,527	$38	$5,508	$115
Land	315	7	315	15
Home equity	334	3	315	10
Commercial business	68	—	75	1
Total
One-to-four family	$6,713	$52	$7,765	$157
Commercial real estate	202	—	260	—
Land	484	9	486	22
Home equity	407	4	385	12
Commercial business	307	3	314	11
Total	$8,113	$68	$9,210	$202

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2018:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$340	$567	$1,451	$1,247	$92	$304	$256	$—	$4,257
Ending balance: individually evaluated for impairment	94	—	—	—	15	54	16	—	179
Ending balance: collectively evaluated for impairment	$246	$567	$1,451	$1,247	$77	$250	$240	$—	$4,078

Loans receivable:
Ending balance	$62,788	$58,847	$152,928	$85,247	$6,234	$17,357	$20,575	$—	$403,976
Ending balance: individually evaluated for impairment	3,493	—	—	—	302	507	331	—	4,633
Ending balance: collectively evaluated for impairment	$59,295	$58,847	$152,928	$85,247	$5,932	$16,850	$20,244	$—	$399,343

(1)	Consumer loans include home equity, credit cards, auto and other consumer loans.

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

The following table presents the recorded investment in nonaccrual loans by type of loans as of the dates indicated:

	March 31, 2018	June 30, 2017
	(In thousands)
One-to-four family	$682	$1,170
Commercial	—	1,992
Home equity	216	242
Commercial business	268	300
Total	$1,166	$3,704

There were no loans past due 90 days or more and still accruing interest at March 31, 2018 and June 30, 2017.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class of loan, as of March 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$97	$—	$682	$779	$62,009	$62,788
Multi-family	—	—	—	—	58,847	58,847
Commercial real estate	—	—	—	—	152,928	152,928
Construction	—	—	—	—	85,247	85,247
Land	—	—	—	—	6,234	6,234
Home equity	—	—	216	216	13,093	13,309
Credit cards	1	—	—	1	2,345	2,346
Automobile	—	—	—	—	392	392
Other consumer	9	5	—	14	1,296	1,310
Commercial business	—	—	268	268	20,307	20,575
Total	$107	$5	$1,166	$1,278	$402,698	$403,976

(1) Includes loans on nonaccrual status.

The following table presents past due loans, net of partial loan charge-offs, by class of loan as of June 30, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$15	$—	$1,170	$1,185	$58,550	$59,735
Multi-family	—	—	—	—	60,500	60,500
Commercial real estate	187	—	1,992	2,179	153,346	155,525
Construction	—	—	—	—	49,151	49,151
Land	—	—	—	—	8,054	8,054
Home equity	16	4	242	262	13,729	13,991
Credit cards	13	—	—	13	2,583	2,596
Automobile	—	—	—	—	627	627
Other consumer	—	8	—	8	1,516	1,524
Commercial business	107	—	300	407	31,196	31,603
Total	$338	$12	$3,704	$4,054	$379,252	$383,306
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

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table presents the internally assigned grade as of March 31, 2018, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$61,174	$58,330	$151,441	$85,247	$6,234	$12,643	$2,345	$392	$1,304	$19,835	$398,945
Watch	695	517	1,487	—	—	300	1	—	—	472	3,472
Special Mention	249	—	—	—	—	150	—	—	6	—	405
Substandard	670	—	—	—	—	216	—	—	—	268	1,154
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$62,788	$58,847	$152,928	$85,247	$6,234	$13,309	$2,346	$392	$1,310	$20,575	$403,976

The following table presents the internally assigned grade as of June 30, 2017, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$57,075	$59,973	$150,762	$49,151	$7,743	$13,202	$2,583	$627	$1,510	$29,972	$372,598
Watch	984	527	2,771	—	311	361	13	—	6	1,224	6,197
Special Mention	646	—	—	—	—	36	—	—	1	107	790
Substandard	1,030	—	1,992	—	—	392	—	—	7	300	3,721
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$59,735	$60,500	$155,525	$49,151	$8,054	$13,991	$2,596	$627	$1,524	$31,603	$383,306

Troubled Debt Restructures. A troubled debt restructure ("TDR") is a loan where the Company, for economic or legal reasons related to the borrower's financial condition, has granted a concession to the borrower that it would otherwise not consider so that the borrower can continue to make payments while minimizing the Company's potential loss. The modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank's best interest. At March 31, 2018, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents TDRs by accrual versus nonaccrual status and by loan class as of March 31, 2018:

	March 31, 2018
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$2,811	$113	$2,924
Land	302	—	302
Home equity	126	—	126
Other consumer	15	—	15
Commercial business	63	—	63
Total	$3,317	$113	$3,430

The following table presents TDRs by accrual versus nonaccrual status and by loan class as of June 30, 2017:

	June 30, 2017
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$3,622	$131	$3,753
Land	311	—	311
Home equity	169	—	169
Commercial business	87	—	87
Total	$4,189	$131	$4,320

There were no new TDR loans, or renewals or modifications of existing TDR loans during the three and nine months ended March 31, 2018.

For both the three and nine months ended March 31, 2018 and 2017, there were no TDRs for which there was a payment default within 12 months of their restructure.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Real Estate Owned, net

The following table is a summary of REO activity for the three and nine months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2018	2017	2018	2017
	(In thousands)
Balance at the beginning of the period	$3,346	$103	$867	$373
Net loans transferred to real estate owned	—	130	1,786	298
Capitalized improvements	—	—	823	—
Sales	(2,772)	(33)	(2,887)	(510)
Gain on sale of REO	163	20	148	59
Balance at the end of the period	$737	$220	$737	$220

At March 31, 2018, there were no loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

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

Compensation expense related to the ESOP for the three months ended March 31, 2018 and 2017 was $43,000 and $45,000, respectively. For the nine months ended March 31, 2018 and 2017 compensation expense related to the ESOP was $129,000 and $133,000, respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	March 31, 2018	June 30, 2017
	(Dollars in thousands)
Allocated shares	51,791	46,631
Unallocated shares	50,209	55,369
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,241	$1,387

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

There were no transfers between Level 1, Level 2, or Level 3 during the nine months ended March 31, 2018. The following tables show the Company's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$158	$—	$158
Mortgage-backed securities:
FHLMC	—	10,461	—	10,461
FNMA	—	7,666	—	7,666
GNMA	—	429	—	429

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$165	$—	$165
Mortgage-backed securities:
FHLMC	—	11,103	—	11,103
FNMA	—	9,363	—	9,363
GNMA	—	539	—	539

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balances of assets measured at fair value on a nonrecurring basis at March 31, 2018:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$2,924	$2,924
Land	—	—	302	302
Home equity	—	—	222	222
Other consumer	—	—	7	7
Commercial business	—	—	40	40
Total impaired loans	—	—	3,495	3,495

Total	$—	$—	$3,495	$3,495

The following table presents the balances of assets measured at fair value on a nonrecurring basis at June 30, 2017:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$4,227	$4,227
Construction	—	—	262	262
Land	—	—	311	311
Commercial business	—	—	23	23
Total impaired loans	—	—	4,823	4,823

Total	$—	$—	$4,823	$4,823

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair values of impaired loans and real estate owned properties are generally based on third party appraisal of the properties, resulting in Level 3 classification.
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2018 and June 30, 2017:

	March 31, 2018
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans	$3,495	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 10% (5%)

	June 30, 2017
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans	$4,823	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 10% (3%)

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of March 31, 2018 and June 30, 2017:

	March 31, 2018
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$20,272	$20,272	$20,272	$—	$—
Securities available-for-sale	18,714	18,714	—	18,714	—
Securities held-to-maturity	3,740	3,682	—	3,682	—
FHLB stock	2,407	2,407	—	2,407	—
Loans receivable	402,830	393,275	—	—	393,275
Accrued interest receivable	1,459	1,459	—	1,459	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$200,609	$200,609	$200,609	$—	$—
Certificates of deposit	159,610	159,435	—	159,435	—
FHLB advances	46,000	45,680	—	45,680	—
Advance payments by borrowers for taxes and insurance	2,144	2,144	2,144	—	—

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

As of March 31, 2018, awards for restricted stock totaling 87,572 were outstanding and no stock options were granted. Awarded shares of restricted stock typically vest over various periods as long as the director, advisory director, directors emeriti, officer or employee remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

For the three and nine months ended March 31, 2018 total compensation expense for the Plan was $12,000 and $78,000, respectively, and the related income tax benefit was $3,000 and $22,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock awards for the three and nine months ended March 31, 2018:

	For the Three Months Ended March 31, 2018

		Weighted-Average Grant Date Fair Value
	Shares
Non-vested at January 1, 2018	7,456	$25.75
Granted	—	—
Vested	—	—
Forfeited and canceled	—	—
Non-vested at March 31, 2018	7,456	25.75

	For the Nine Months Ended March 31, 2018

		Weighted-Average Grant Date Fair Value
	Shares
Non-vested at July 1, 2017	38,424	$25.75
Granted	—	—
Vested	(20,258)	25.75
Forfeited and canceled	(10,710)	25.03
Non-vested at March 31, 2018	7,456	25.75

As of March 31, 2018, there was $76,000 of total unrecognized compensation costs related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately three years.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 - Federal Income Taxes

On December 22, 2017, the U.S. Government enacted Tax Act. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal income tax rate from a maximum of 35% to a flat 21% rate. The corporate income tax rate reduction was effective January 1, 2018. Because the Company has a fiscal year end of June 30, the reduced corporate income tax rate will result in the application of a blended federal statutory income tax rate for its fiscal year 2018 and then a flat 21% thereafter.

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

As of March 31, 2018, the Condensed Consolidated Statements of Financial Condition included a net deferred tax asset of $4.6 million. The Company's primary deferred tax assets relate to the allowance for loan losses. The Company has prepared federal tax returns through June 30, 2017. At June 30, 2017 the net operating loss carryforward was $9.2 million which will begin to expire in 2031.

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. Each quarter, we consider positive evidence, which may include taxes paid in carryback years, reversing timing differences, available tax planning strategies, and projected taxable income and weigh it against negative evidence, which may include cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings, among other items. At March 31, 2018, management determined that no valuation allowance on the deferred tax asset was required. This determination was based on sufficient positive evidence associated with our return to profitability, demonstrated through cumulative earnings over the recent three year period, strong quarterly income, and our projections for future taxable income.

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

On April 2, 2018, Washington Federal and the Company entered into Amendment No. 2 ("Amendment No. 2") to the Merger Agreement. Amendment No. 2 allows the Company and its representatives, notwithstanding any provision of the Merger Agreement or any amendment thereto, the right to solicit, pursue and otherwise take all action to facilitate a possible alternative transaction with a party other than Washington Federal for a 120 day period beginning on April 2, 2018 and ending on July 31, 2018. Amendment No. 2 also includes the right to terminate the Agreement during that period, upon the acceptance by Anchor of a non-binding letter of intent for an alternative transaction, without the payment of any termination fee or other penalty to Washington Federal. Amendment No. 2 also extends from June 30, 2018 to August 31, 2018 the date after which either party may elect to terminate the Merger Agreement if the Merger has not yet been completed and leaves in place the three additional extension periods that were previously agreed to.

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, we carried no valuation allowance at March 31, 2018. The tax provision for the period is equal to the net change in the net deferred tax asset from the beginning to the end of the period, less amounts applicable to the change in value related to securities available-for-sale. The effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from REO, deferred loan fees and costs, and loan loss reserves.

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

Comparison of Financial Condition at March 31, 2018 and June 30, 2017

General. Total assets increased by $17.7 million, or 3.8%, to $480.2 million at March 31, 2018 from $462.5 million at June 30, 2017. The increase in assets during this period was primarily a result of a $20.7 million, or 5.5% increase in loan receivable, net, to $398.6 million at March 31, 2018 from $377.9 million at June 30, 2017. Cash and cash equivalents increased $6.1 million, or 42.8%, to $20.3 million at March 31, 2018 from $14.2 million at June 30, 2017. Partially offsetting these increases was a $3.4 million, or 42.7%, decrease in our deferred tax asset, net, to $4.6 million at March 31, 2018 from $8.0 million at June 30, 2017 primarily due to a one-time revaluation adjustment of $2.4 million to our deferred tax assets and tax liabilities to account for future corporate tax rates resulting from the Tax Act. Further, loans held for sale decreased to none at March 31, 2018 from $1.5 million at June 30, 2017. Total liabilities increased $17.3 million, or 4.4%, to $414.0 million at March 31, 2018 compared to $396.7 million at June 30, 2017 primarily as the result of an increase in total deposits of $15.0 million, or 4.4%. In addition, we had an increase of $949,000 for advance payments by borrowers for taxes and insurance and an increase of $500,000 for FHLB borrowings.

Assets. The following table details the increases and decreases in the composition of the Company's assets from June 30, 2017 to March 31, 2018:

	Balance at March 31, 2018	Balance at June 30, 2017	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$20,272	$14,194	$6,078	42.8%
Securities, available-for-sale	18,714	21,170	(2,456)	(11.6)
Securities, held-to-maturity	3,740	4,949	(1,209)	(24.4)
Loans receivable, net of allowance for loan losses	398,573	377,908	20,665	5.5
Real estate owned, net	737	867	(130)	(15.0)

Cash and cash equivalents increased by $6.1 million, or 42.8%, to $20.3 million at March 31, 2018, from $14.2 million at June 30, 2017 due to an increase in deposits.

Securities available-for-sale decreased $2.5 million, or 11.6%, to $18.7 million at March 31, 2018 from $21.2 million at June 30, 2017. Securities held-to-maturity decreased $1.2 million or 24.4%, to $3.7 million at March 31, 2018 from $4.9 million at June 30, 2017. Our securities portfolios are almost entirely comprised of mortgage-backed securities. The decreases in these portfolios were primarily the result of contractual principal repayments.

Loans receivable, net, increased $20.7 million, or 5.5%, to $398.6 million at March 31, 2018 from $377.9 million at June 30, 2017 due primarily to increases in construction loans and, to a lesser extent, one-to-four family loans. Construction loans increased $36.0 million, or 73.4%, to $85.2 million at March 31, 2018 from $49.2 million at June 30, 2017. There was $36.7 million in undisbursed construction loan commitments at March 31. 2018. Our construction loans are primarily for the construction of multi-family properties and to a lesser extent, loans for the construction of single family and commercial properties. One-to-four family loans increased $3.1 million, or 5.1%, to $62.8 million at March 31, 2018 from $59.7 million at June 30, 2017. All other loan categories decreased. Commercial business loans decreased $11.0 million, or 34.9%, to $20.6 million at March 31, 2018 from $31.6 million at June 30, 2017 primarily related to the payoff of a $9.0 million participation loan. Commercial real estate loans decreased $2.6 million, or 1.7%, to $152.9 million at December 31, 2017 from $155.5 million at June 30, 2017. During the nine months ended March 31, 2018 we also reclassified a $2.0 million multi-tenant commercial real estate loan to real estate owned ("REO") and recorded a $200,000 charge upon transfer to reflect its fair market value. Land loans decreased $1.8 million, or 22.6%, to $6.2 million at March 31, 2018 from $8.1 million at June 30, 2017. Multi-family loans decreased $1.6 million, or 2.7%, to $58.9 million at March 31, 2018 from $60.5 million at June 30, 2017. Consumer loans decreased $1.4 million, or 7.4%, to $17.3 million at December 31, 2017 from $18.7 million at June 30, 2017.

Total delinquent loans (past due 30 days or more), decreased $2.8 million to $1.3 million at March 31, 2018 from $4.1 million at June 30, 2017 primarily due to the transfer of the $2.0 million commercial real estate loan discussed above to REO at a fair market value of $1.8 million. Nonperforming loans, consisting solely of nonaccrual loans and primarily of one-to-four family loans, totaled $1.2 million at March 31, 2018 as compared to $3.7 million at June 30, 2017. Total classified loans consisting solely of substandard loans decreased $2.5 million, or 68.9%, to $1.2 million at March 31, 2018 from $3.7 million at June 30, 2017. The percentage of nonperforming loans, to total loans decreased to 0.3% at March 31, 2018 from 1.0% at June 30, 2017.

As of March 31, 2018, the Company had two REO properties with an aggregate book value of $737,000 compared to three properties with an aggregate book value of $867,000 at June 30, 2017. During the quarter ended March 31, 2018, we sold the $2.0 million commercial real estate property discussed above at a gain on sale of $163,000, net of capital improvements incurred subsequent to its transfer to REO.

Liabilities. Total liabilities increased $17.3 million between June 30, 2017 and March 31, 2018. Deposits increased $15.0 million, or 4.4%, to $360.2 million at March 31, 2018 from $345.2 million at June 30, 2017, primarily due to a $15.1 million increase in certificates of deposit and a $7.1 million increase in demand deposits, partially offset by a $8.8 million decrease in money market accounts. The increase in certificates of deposit accounts was the result of the Bank's deposit marketing campaign as well as other deposit gathering activities. In addition, we had an increase of $949,000 for advance payments by borrowers for taxes and insurance and an increase of $500,000 for FHLB borrowings.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at March 31, 2018	Balance at June 30, 2017	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$57,767	$52,606	$5,161	9.8%
Interest-bearing demand deposits	33,446	31,464	1,982	6.3
Money market accounts	64,344	73,154	(8,810)	(12.0)
Savings deposits	45,052	43,454	1,598	3.7
Certificates of deposit	159,610	144,509	15,101	10.4
Total deposit accounts	$360,219	$345,187	$15,032	4.4%

Stockholders' Equity. Total stockholders' equity increased $402,000, or 0.6%, to $66.3 million at March 31, 2018 from $65.9 million at June 30, 2017 primarily due to net income of $1.0 million, which was partially offset by a $317,000 increase in other comprehensive loss, net of tax, and the $249,000 repurchase of 10,000 shares of stock at a price of $24.85 per share.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2018 and 2017

General. Net income for the three months ended March 31, 2018 was $1.4 million or $0.57 per diluted share compared to net income of $702,000 or $0.29 per diluted share for the three months ended March 31, 2017. For the nine months ended March 31, 2018 the net income was $1.0 million or $0.42 per diluted share compared to net income of $1.7 million per $0.70 per diluted share for the same period last year. The revaluation of the Company's deferred tax asset due to the Tax Act resulted in a $2.4 million charge to the Company's income tax expense for the nine months ended March 31, 2018.

Net Interest Income. Net interest income before the provision for loan losses increased $427,000, or 10.2%, to $4.6 million for the quarter ended March 31, 2018 compared to $4.2 million for the same period last year primarily due to the increase in average loans receivable, net. Average loans receivable, net, for the quarter ended March 31, 2018 increased $28.1 million, or 7.5%, to $402.1 million compared to $374.0 million for the quarter ended March 31, 2017. For the nine months ended March 31, 2018 net interest income before the provision for loan losses increased $1.1 million, or 9.1%, to $13.5 million from $12.4 million for the same period in 2017 primarily due to the increase in average loans receivable, net.

The Company's net interest margin increased 18 basis points to 4.28% for the quarter ended March 31, 2018 compared to 4.10% for the quarter ended March 31, 2017. The average yield on loans receivable, net, increased 29 basis points to 5.49% for the quarter ended March 31, 2018 compared to 5.20% for the same period of the prior year, reflecting the increase in higher yielding construction loan and the repricing of variable rate loans to higher interest rates. The average yield on average mortgage-backed securities during the three months ended March 31, 2018 increased to 2.06% from 1.98% for the same period in the prior year primarily due to a decrease of large principal pay downs resulting in a decrease in amortization of premiums. The average yield on interest-earning assets increased 34 basis points to 5.26% from 4.92% for the quarters ended March 31, 2018 and 2017, respectively. The average cost of total deposits increased 13 basis points to 1.14% for the quarter ended March 31, 2018 compared to 1.01% for the same period in the prior year. The average cost of interest-bearing liabilities increased 19 basis points to 1.22% for the quarter ended March 31, 2018 compared to 1.03% for the same period in the prior year, reflecting the increases in interest rates over the last year.

The following table sets forth the changes to our net interest income for the three months ended March 31, 2018 compared to the same period in 2017. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$294	$365	$659
Mortgage-backed securities	5	(18)	(13)
Investment securities, FHLB stock and cash and cash equivalents	8	(6)	2
Total net change in income on interest-earning assets	$307	$341	$648
Interest-bearing liabilities:
Savings deposits	$(1)	$—	$(1)
Interest-bearing demand deposits	—	1	1
Money market accounts	(2)	(32)	(34)
Certificates of deposit	3	168	171
FHLB advances	65	19	84
Total net change in expense on interest-bearing liabilities	65	156	221
Net change in net interest income	$242	$185	$427

For the nine months ended March 31, 2018, the Company's net interest margin increased nine basis points to 4.23% compared to 4.14% for the same period in 2017, reflecting the increase in the average balance of loans receivable, net. The average yield on loans receivable, net, increased 17 basis points to 5.41% for the nine months ended March 31, 2018 compared to 5.24% for the same period of the prior year, reflecting the increase in higher yielding construction loan and the repricing of variable rate loans to higher interest rates. The average yield on average mortgage-backed securities during the nine months ended March 31, 2018 increased modestly to 2.08% from 2.07% for the same period in the prior year primarily due to a decrease of large principal pay downs resulting in a decrease in amortization of premiums. The average yield on interest-bearing assets increased 22 basis point to 5.16% for the nine months ended March 31, 2018 compared to 4.94% for the same period in the prior year. The average cost of interest-bearing liabilities increased 16 basis points to 1.17% for the nine months ended March 31, 2018 compared to 1.01% for the same period of the prior year, reflecting the increases in interest rates over the last year.

The following table sets forth the changes to our net interest income for the nine months ended March 31, 2018 compared to the same period in 2017:

	Nine Months Ended March 31, 2018 Compared to Nine Months Ended March 31, 2017
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$490	$1,279	$1,769
Mortgage-backed securities	1	(64)	(63)
Investment securities, FHLB stock and cash and cash equivalents	23	(14)	9
Total net change in income on interest-earning assets	$514	$1,201	$1,715
Interest-bearing liabilities:
Savings deposits	$—	$—	$—
Interest-bearing demand deposits	(1)	2	1
Money market accounts	61	(16)	45
Certificates of deposit	34	463	497
FHLB advances	103	(62)	41
Total net change in expense on interest-bearing liabilities	197	387	584
Net change in net interest income	$317	$814	$1,131

Interest Income. Total interest income for the three months ended March 31, 2018 increased $648,000, or 12.9%, to $5.7 million from $5.0 million for the three months ended March 31, 2017. The increase during the period was primarily attributable to increases in the average balance and yield of loans receivable, net. Average loans receivable, net, increased $28.1 million or 7.5% during the quarter ended March 31, 2018 compared to the same quarter last year. The average yield on loans receivable, net, increased 29 basis points to 5.49% during the three months ended March 31, 2018 compared to 5.20% for the same period in the prior year primarily due to the increase in construction loans and the repricing of variable rate loans to higher interest rates. Average mortgage-backed securities declined $3.6 million during the three months ended March 31, 2018 compared to the same period in the prior year. The average yield on mortgage-backed securities increased eight basis points to 2.06% for the three months ended March 31, 2018 compared to 1.98% for the same period in the prior year primarily due to a decrease of large principal pay downs resulting in a decrease in amortization of premiums. Average interest-earning assets increased $22.8 million, or 5.6%, to $431.4 million for the three months ended March 31, 2018 compared to $408.6 million for the same period in 2017.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017		Increase/(Decrease) in Interest and Dividend Income from 2017
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$402,127	5.49%	$374,053	5.20%	$659
Mortgage-backed securities	23,072	2.06	26,646	1.98	(13)
Investment securities	159	5.03	169	7.10	(1)
FHLB stock	2,587	3.56	2,266	3.18	5
Cash and cash equivalents	3,437	0.70	5,476	0.58	(2)
Total interest-earning assets	$431,382	5.26%	$408,610	4.92%	$648

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual, calculated net of deferred loan fees and loans in process.

For the nine months ended March 31, 2018, total interest income increased $1.7 million, or 11.6%, to $16.5 million from $14.8 million for the nine months ended March 31, 2017. The increase during the period was primarily attributable to the increase in the average balance on loans receivable, net. The average yield on loans receivable, net, increased 17 basis points to 5.41% for the nine months ended March 31, 2018 compared to 5.24% for the same period in the prior year primarily due to the increase in construction loans and the repricing of variable rate loans to higher interest rates. Average loans receivable, net, increased $32.5 million or 9.0% during the nine months ended March 31, 2018 compared to the same period in the prior year. Average mortgage-backed securities declined $4.1 million during the nine months ended March 31, 2018 compared to the same period in the prior year. The average yield on mortgage-backed securities increased modestly to 2.08% for the nine months ended March 31, 2018 compared to 2.07% for the same period in the prior year. Average interest-earning assets increased $27.0 million, or 6.8%, to $425.8 million for the nine months ended March 31, 2018 compared to $398.8 million for the same period in 2017.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the nine months ended March 31, 2018 and 2017:

	Nine Months Ended March 31,
	2018		2017		Increase/(Decrease) in Interest and Dividend Income from 2017
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$395,156	5.41%	$362,626	5.24%	$1,769
Mortgage-backed securities	24,122	2.08	28,256	2.07	(63)
Investment securities	161	5.80	171	6.24	(1)
FHLB stock	2,276	3.46	2,536	3.05	1
Cash and cash equivalents	4,073	0.79	5,186	0.39	9
Total interest-earning assets	$425,788	5.16%	$398,775	4.94%	$1,715

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual, calculated net of deferred loan fees and loans in process.

Interest Expense. Interest expense increased $221,000, or 26.5% to $1.1 million for the three months ended March 31, 2018 as compared to $835,000 for the three months ended March 31, 2017. The increase during the period was primarily attributable to the increase in the average balance of both certificates of deposit and interest bearing demand deposits. The average balance of certificates of deposit increased $34.7 million, or 29.5%, to $152.4 million during the quarter ended March 31, 2018 compared to $117.7 million for the same quarter last year. The average balance of interest bearing demand deposits increased $5.6 million, or 19.9%, to $33.5 million for the three months ended March 31, 2018 compared to $28.0 million for the same period of the prior year. The average balance of money market accounts decreased $24.2 million, or 27.2%, to $64.6 million for the three months ended March 31, 2018 compared to $88.8 million for the same period of the prior year, reflecting our customers' preference for higher yielding certificates of deposit. Average interest-bearing liabilities increased $22.9 million, or 7.1%, to $346.6 million for the three months ended March 31, 2018 compared to $323.7 million for the same period in 2017 primarily due to the increase in deposits which we utilized to fund our loan growth.

The following table details average balances, cost of funds and the change in interest expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017		Increase/(Decrease) in Interest Expense from 2017
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$44,686	0.14%	$44,632	0.15%	$(1)
Interest-bearing demand deposits	33,528	0.05	27,964	0.04	1
Money market deposits	64,586	0.51	88,760	0.53	(34)
Certificates of deposit	152,414	1.95	117,691	1.94	171
FHLB advances	51,419	1.64	44,663	1.14	84
Total interest-bearing liabilities	$346,633	1.22%	$323,710	1.03%	$221

For the nine months ended March31, 2018 interest expense increased $584,000, or 24.4%, to $3.0 million from $2.4 million for the nine months ended March 31, 2017. The increase during the period was primarily attributable to the increase in the average balance of both certificates of deposit and interest bearing demand deposits. The average balance of certificates of deposit increased $31.7 million, or 27.1%, to $148.7 million for the nine months ended March 31, 2018 compared to $117.0 million for the same period in 2017. The average balance of interest bearing demand deposits increased $6.1 million, or 21.7%, to $34.3 million for the nine months ended March 31, 2018 compared to $28.2 million for the same period in 2017. The average balance of money market deposits decreased $5.6 million, or 7.5%, to $70.0 million for the nine months ended March 31, 2018 compared to $75.6 million for the same period of the prior year. Average interest-bearing liabilities increased $24.8 million, or 7.8%, to $341.2 million for the nine months ended March 31, 2018 compared to $316.4 million for the same period in 2017.

The following table details average balances, cost of funds and the change in interest expense for the nine months ended March 31, 2018 and 2017:

	Nine Months Ended March 31,
	2018		2017		Increase/(Decrease) in Interest Expense from 2017
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$44,605	0.15%	$44,246	0.15%	$—
Interest-bearing demand deposits	34,307	0.04	28,186	0.04	1
Money market deposits	69,927	0.51	75,574	0.39	45
Certificates of deposit	148,746	1.98	117,026	1.95	497
FHLB advances	43,630	1.38	51,416	1.07	41
Total interest-bearing liabilities	$341,215	1.17%	$316,448	1.01%	$584

Provision for Loan Losses. In connection with its analysis of the loan portfolio, management determined that a $120,000 provision for loan losses was required for the three months ended March 31, 2018 compared to $135,000 for the same period last year, primarily reflecting our recent loan growth. The provision for loan losses for the nine months ended March 31, 2018 was $300,000 compared to $285,000 for the same period last year.

Nonperforming loans decreased to $1.2 million at March 31, 2018, a decrease of $1.2 million from $2.4 million at March 31, 2017. The ratio of nonperforming loans to total loans was 0.3% at March 31, 2018 compared to 0.6% at March 31, 2017. Total classified loans decreased $1.4 million, or 56.4%, to $1.2 million at March 31, 2018 from $2.6 million at March 31, 2017. The allowance for loan losses of $4.3 million at March 31, 2018 represented 1.1% of total loans receivable and 365.1% of nonperforming loans. This compares to an allowance for loan losses of $4.1 million at June 30, 2017, representing 1.1% of total loans receivable and 110.8% of nonperforming loans.

Management considers the allowance for loan losses at March 31, 2018 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by our regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses at and for the three months ended March 31, 2018 and 2017:

	At or For the Three Months Ended March 31,

	2018	2017
	(Dollars in thousands)
Provision for loan losses	$120	$135
Net (recoveries) charge-offs	(9)	37
Allowance for loan losses	4,257	3,959
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.1%	1.0%
Nonaccrual and 90 days or more past due and still accruing interest	$1,166	$2,365
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	365.1%	167.4%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.3%	0.6%
Total loans	$403,976	$384,227

The following table details activity and information related to the allowance for loan losses at and for the nine months ended March 31, 2018 and 2017:

	At or For the Nine Months Ended March 31,

	2018	2017
	(Dollars in thousands)
Provision for loan losses	$300	$285
Net charge-offs	149	105
Allowance for loan losses	4,257	3,959
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.1%	1.0%
Nonaccrual and 90 days or more past due and still accruing interest	$1,166	$2,365
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	365.1%	167.4%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.3%	0.6%
Total loans	$403,976	$384,227

We continue to restructure our delinquent loans, when appropriate, so our borrowers can continue to make payments while minimizing the Company's potential loss. As of March 31, 2018 and March 31, 2017, we have identified 24 and 29 loans, respectively, with aggregate net principal balances of $3.4 million and $5.0 million, respectively, as TDRs. At March 31, 2018 and March 31, 2017, there were $113,000 and $477,000, respectively, of TDRs included in nonperforming loans. At March 31, 2018 the Company had REO with a book value of $737,000 compared to $867,000 at June 30, 2017.

Noninterest Income. Noninterest income decreased $103,000, or 10.1%, to $920,000 for the quarter ended March 31, 2018 compared to $1.0 million for the same period a year ago. The following table provides a detailed analysis of the changes in the components of noninterest income for the three months ended March 31, 2018 compared to the same period in 2017:

	Three Months Ended March 31,		Increase (decrease)

	2018	2017	Amount	Percent
	(Dollars in thousands)
Deposit service fees	$261	$314	$(53)	(16.9)%
Other deposit fees	193	185	8	4.3
Other loan fees	212	175	37	21.1
Gain on sale of loans	14	25	(11)	(44.0)
Bank owned life insurance investment	129	125	4	3.2
Other income	111	199	(88)	(44.2)
Total noninterest income	$920	$1,023	$(103)	(10.1)%

The decrease in noninterest income was primarily attributable to the $88,000, or 44.2%, decrease in other income for the quarter ended March 31, 2018 to $111,000 compared to $199,000 for the same quarter a year ago primarily due to no loan prepayment penalties in the current quarter. Deposit related fees declined $53,000 as consumers reduced their deposit account overdrafts. These decreases were partially offset by an increase of $37,000, or 21.1%, to $212,000 for other loan fees.

The following table provides a detailed analysis of the changes in the components of noninterest income for the nine months ended March 31, 2018 compared to the same period in 2017:

	Nine Months Ended March 31,		Increase (decrease)

	2018	2017	Amount	Percent
	(Dollars in thousands)
Deposit service fees	$851	$1,010	$(159)	(15.7)%
Other deposit fees	580	558	22	3.9
Other loan fees	612	618	(6)	(1.0)
Gain on sale of loans	171	125	46	36.8
Bank owned life insurance investment	387	387	—	—
Other income	483	469	14	3.0
Total noninterest income	$3,084	$3,167	$(83)	(2.6)%

Noninterest income decreased $83,000, or 2.6%, to $3.1 million for the nine months ended March 31, 2018 compared to $3.2 million during the nine months ended March 31, 2017. The decrease was primarily due to a $159,000, or 15.7%, decrease in deposit service fees as consumers reduced their deposit account overdrafts, partially offset by an increase of $46,000 from gain on sale of loans due to an increase in loans sold.

Noninterest Expense. For the three months ended March 31, 2018, noninterest expense decreased $346,000, or 8.5%, to $3.7 million from $4.1 million for the three months ended March 31, 2017. The following table provides an analysis of the changes in the components of noninterest expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Increase (decrease)

	2018	2017	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$2,113	$2,191	$(78)	(3.6)%
General and administrative expenses	514	654	(140)	(21.4)
Merger expenses	22	—	22	—
Real estate holding costs	72	(1)	73	(7,300.0)
FDIC insurance premiums	55	14	41	292.9
Information technology	506	509	(3)	(0.6)
Occupancy and equipment	436	485	(49)	(10.1)
Deposit services	88	111	(23)	(20.7)
Marketing	99	130	(31)	(23.8)
Gain on sale of property, premises and equipment	(15)	—	(15)	—
Gain on sale of real estate owned	(163)	(20)	(143)	715.0
Total noninterest expense	$3,727	$4,073	$(346)	(8.5)%

The decrease in noninterest expense was primarily due to a $143,000, or 715.0% increase in gain on sale of real estate owned to $163,000 for the three months ended March 31, 2018 compared to $20,000 in the same quarter in the previous year. As discussed above, during the quarter ended March 31, 2018 we sold a $2.0 million commercial real estate REO property for $3.0 million, resulting in a gain on sale of $163,000, net of capital improvements incurred subsequent to its transfer to REO. General and administrative expenses declined $140,000 to $514,000 for the three months ended March 31, 2018 compared to $654,000 for the same period in 2017. This decrease was mainly due to no unfunded loan reserve commitment expense during the current quarter compared to a $75,000 unfunded loan reserve commitment expense in the quarter ended March 31, 2017, a $15,000 reduction in accounting fees, and a $15,000 decrease in contribution expense between the periods. Compensation and benefits expense decreased $78,000 or 3.6%, to $2.1 million for the quarter ended March 31, 2018 from $2.2 million for the same period in the previous year. The decrease was primarily due to a reduction of employee compensation of $130,000 to $1.2 million for the quarter ended March 31, 2018 from $1.3 million in the same quarter in the previous year due to a decline in full-time employees. Also, stock-based compensation expense related to the Anchor Bancorp 2015 Equity Plan decreased to $12,000 for the quarter ended March 31, 2018 from $132,000 for the same quarter last year and incentive loan commission decreased $55,000 from $130,000 for the same quarter last year. These decreases were partially offset by $180,000 for retention bonuses paid this quarter associated with the pending merger with Washington Federal, Inc.

The following table provides an analysis of the changes in the components of noninterest expense for the nine months ended March 31, 2018 and 2017:

	Nine Months Ended March 31,		Increase (decrease)

	2018	2017	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$6,418	$6,797	$(379)	(5.6)%
General and administrative expenses	1,660	2,223	(563)	(25.3)
Merger expenses	56	—	56	—
Real estate holding costs	138	37	101	273.0
FDIC insurance premiums	131	106	25	23.6
Information technology	1,533	1,534	(1)	(0.1)
Occupancy and equipment	1,305	1,433	(128)	(8.9)
Deposit services	292	350	(58)	(16.6)
Marketing	274	397	(123)	(31.0)
Gain on sale of property, premises and equipment	(10)	—	(10)	—
Gain on sale of real estate owned	(148)	(59)	(89)	150.8
Total noninterest expense	$11,649	$12,818	$(1,169)	(9.1)%

Noninterest expense decreased $1.2 million, or 9.1%, to $11.6 million in the nine months ended March 31, 2018 compared to $12.8 million for the nine months ended March 31, 2017. The decrease was primarily due to a $563,000 decrease in general and administrative expenses. This decrease was partially due to a $135,000 decline in unfunded loan commitment reserve expense, a $65,000 decrease in direct loan expense, a $45,000 decrease in stationery supplies, a $44,000 decline in consulting services, a $35,000 decrease in credit card expenses due to the efficiencies realized from our new credit card program, a $34,000 reduction in legal fees, and a $24,000 decrease in contribution expense. Compensation and benefits decreased $379,000, or 5.6%, to $6.4 million in the nine months ended March 31, 2018 compared to $6.8 million in the nine months ended March 31, 2017. The decrease was primarily due to a decrease of $309,000 in employee compensation from $4.1 million to $3.8 million due to a decline in full-time employees. In addition incentive loan commission decreased $120,000 to $265,000 from $385,000 for the same period last year. Also a factor for the reduction is a $425,000 decrease in stock-based compensation related to the Anchor Bancorp 2015 Equity Plan during the nine months ended March 31, 2018 partially offset by an increase in performance compensation of $417,000 for retention bonuses associated with the pending merger with Washington Federal, Inc. that had no related expense for the same period in 2017. For the nine months ended March 31, 2018 we expensed $56,000 associated with the pending merger with Washington Federal, Inc. compared to none for the same period ended March 31, 2017.

Income Taxes. The provision for income taxes was $299,000 and $3.6 million for the three and nine months ended March 31, 2018, respectively, compared to $300,000 and $746,000 for the three and nine months ended March 31, 2017, respectively. The effective tax rate was 17% and 78% for the three and nine months ended March 31, 2018, respectively, compared to 31% and 31% for the three and nine months ended March 31, 2017, respectively. The provision for income taxes and the effective tax rate was lower for the three months ended March 31, 2018 compared to the same period in prior year due to the Tax Act, which lowered the federal corporate income tax rate to 21%. Our fiscal year requires the use of a blended federal tax rate as prescribed by the Internal Revenue Code, which is 28.0% for our fiscal year ending June 30, 2018 and 21% thereafter.

The provision for income taxes and effective tax rate was higher for the nine months ended March 31, 2018 from the same period in the previous year primarily due to a one-time charge to the provision for income taxes of $2.4 million as a result of the Tax Act, which resulted in the Company revaluing its deferred tax assets and liabilities based upon the lower enacted federal corporate income tax rate. At March 31, 2018, the Company had a net deferred tax asset of $3.4 million compared to $8.0 million at June 30, 2017. As of March 31, 2018, management deemed that a net deferred tax asset valuation allowance related to the Company’s deferred tax asset was not necessary.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments. At March 31, 2018, the total approved loan origination commitments outstanding were $1.3 million and undisbursed construction loan commitments totaled $36.7 million. At the same date, unused lines of credit were $58.7 million.

For purposes of determining our liquidity position, we use the liquidity ratio, a regulatory measure of liquidity calculated as the total of net cash, short-term, and marketable assets divided by net deposits and short-term liabilities. Our Board of Directors has established a liquidity ratio target of 10%. For the three months ended March 31, 2018, our average liquidity ratio was 7.1%, which indicates we are below the liquidity standard set by our Board. Management believes the Bank's current liquidity position is adequate to meet foreseeable short and long term liquidity requirements.

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

Certificates of deposit scheduled to mature in one year or less at March 31, 2018 totaled $100.1 million. We had one brokered certificate of deposit for $5.0 million at March 31, 2018. Management's policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with us. In addition, we had the ability to borrow an additional $113.3 million from the FHLB of Des Moines. We also have a line of credit with the Federal Reserve Bank of San Francisco for $1.3 million which is collateralized with securities and a line of credit with Pacific Coast Bankers' Bank, which we have the ability to borrow an additional $4.0 million.

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

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. The Company's primary sources of income are dividends from the Bank, ESOP loan payments and ESOP loan interest income. During the three month period ended March 31, 2018, the Bank did not pay a dividend to the Company. At March 31, 2018, the Company (on an unconsolidated basis) had liquid assets of $3.2 million.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of March 31, 2018:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$1,343	$1,343
Undisbursed portion of construction loans	36,701	36,701
Total loan commitments	$38,044	$38,044

Lines of credit
Fixed rate (3)	$17,841	$5,688
Adjustable rate	40,819	15,499
Undisbursed balance of lines of credit	$58,660	$21,187

(1)	Interest rates on fixed rate loans are 6.0% to 19.75%.

(2)	At March 31, 2018 there was $301 in reserves for unfunded commitments.

(3)	Includes standby letters of credit.

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

Year Ended June 30,
Amount
(In thousands)
2018	$31
2019	$86
2020	$36

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of March 31, 2018, the Bank exceeded all regulatory capital requirements with, Tier 1 Leverage-Based Capital, Common Equity Tier 1 Capital (CET1), Tier 1 Risk-Based Capital,

and Total Risk-Based Capital ratios of 13.2%, 14.7%, 14.7%, and 15.8%, respectively. As of June 30, 2017 these ratios were 13.0%, 14.1%, 14.1%, and 15.1%, respectively. At March 31, 2018, the Bank met the requirements to be deemed "well-capitalized" under applicable regulatory guidelines.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019. As of March 31, 2018, the conservation buffer was 1.875%.

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, CET1, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 14.1%, 15.8%, 15.8%, and 16.8%, respectively, as of March 31, 2018. As of June 30, 2017, these ratios were 14.0%, 15.2%, 15.2% and 16.2%, respectively.

The Bank's actual capital amounts and ratios at March 31, 2018 are presented in the following table:

Anchor Bank					Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
			Minimum Capital Requirement
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2018
Total capital (to risk-weighted assets)	$65,781	15.8%	$33,407	8.0%	$41,759	10.0%
Tier I capital (to risk-weighted assets)	$61,524	14.7%	$25,055	6.0%	$33,407	8.0%
Common equity tier 1 capital (to risk-weighted assets)	$61,524	14.7%	$18,791	4.5%	$27,143	6.5%
Tier I leverage capital (to average assets)	$61,524	13.2%	$18,688	4.0%	$23,360	5.0%

The actual regulatory capital amounts and ratios calculated for Anchor Bancorp as of March 31, 2018, were as follows:

Anchor Bancorp	Actual
	Amount	Ratio
	(Dollars in thousands)
March 31, 2018
Total capital (to risk-weighted assets)	$70,320	16.8%
Tier I capital (to risk-weighted assets)	$66,063	15.8%
Common equity tier 1 capital (to risk-weighted assets)	$66,063	15.8%
Tier I leverage capital (to average assets)	$66,063	14.1%

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

We generally have found that a number of our deposit accounts are less rate sensitive than others. Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at March 31, 2018 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets
Basis Point Change in Rates						Market Value of Assets (4)
	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)
	(Dollars in thousands)
300	$63,718	$(1,041)	(1.61)%	14.36%	0.46%	$443,586
200	64,508	(251)	(0.39)	14.30	0.40	451,097
100	64,965	206	0.32	14.17	0.26	458,586
Base	64,759	—	—	13.90	—	465,743
(100)	63,707	(1,052)	(1.62)	13.48	(0.42)	472,485
___________

(1)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(2)	Calculated as the net portfolio value divided by the market value of assets (“net portfolio value ratio”).
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

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at March 31, 2018, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
	(Dollars in thousands)
300	$23,248	$2,686	13.1%
200	22,381	1,819	8.8
100	21,495	933	4.5
Base	20,562	—	—
(100)	19,275	(1,287)	(6.3)

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) The table below represents the Company’s purchases of its equity securities for the third quarter of fiscal 2018.

			Total Number of Shares Repurchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Repurchased (1)
	Total Number of Shares Purchased	Average Price Paid per Share

Period

January 1 - January 31, 2018	5,000	$24.85	5,000	30,000
February 1 - February 28, 2018	—	—	—	30,000
March 1 - March 31, 2018	—	—	—	30,000
	5,000	$24.85	5,000

(1)	Represents the remaining shares available for future purchases under the stock repurchase plan.

During the quarter ended March 31, 2018, the Company purchased 5,000 shares of the Company’s common stock at a cost of $24.85 per share of the 40,000 shares authorized in the November stock repurchase plan, leaving 30,000 shares available for future purchases.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of April 11, 2017, by and between Washington Federal, Inc. and Anchor Bancorp (1)
2.2	Amendment No. 1 dated as of September 27, 2017, to the Agreement and Plan of Merger, dated as of April 11, 2017, by and between Washington Federal, Inc. and Anchor Bancorp (7)
2.3	Amendment No. 2 dated as of April 2, 2018, to the Agreement and Plan of Merger, dated as of April 11, 2017, by and between Washington Federal, Inc. and Anchor Bancorp (8)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Amended and Restated Bylaws of the Registrant (3)
10.1	Form of Anchor Bank Employee Severance Compensation Plan (2)
10.2	Anchor Mutual Savings Bank Phantom Stock Plan (2)
10.3	Form of 401(k) Retirement Plan (2)
10.4	Form of Employment Agreement between Anchor Bank and Jerald L. Shaw and Terri L. Degner (4)
10.5	Form of Severance Agreement and Release (5)
10.8	Anchor Bancorp, Inc. 2015 Equity Incentive Plan ("Equity Incentive Plan") (6)
10.9	Form of Incentive Stock Option Award Agreement under the Equity Incentive Plan (6)
10.10	Form of Non-Qualified Stock Option Award Agreement under the Equity Incentive Plan (6)
10.11	Form of Restricted Stock Award Agreement under the Equity Incentive Plan (6)
10.12	Form of Restricted Stock Unit Award Agreement under the Equity Incentive Plan (6)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K filed April 13, 2017.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-154734)

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2015.

(4)	Filed as an exhibit to the Company's Current Report on Form 8-K filed May 22, 2014.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed January 22, 2015.

(6)	Filed as an exhibit to the Company's Registration Statement on Form S-8 dated December 8, 2015.

(7)	Filed as an exhibit to the Company's Current Report on Form 8-K dated September 27, 2017.

(8)	Filed as an exhibit to the Company's Current Report on Form 8-K dated April 2, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP

Date: May 7, 2018	/s/Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2018	/s/Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements