Form 10-K
period 2018-06-30
Anchor Bancorp
filed 2018-09-13
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018  or

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

As of September 13, 2018, there were issued and outstanding 2,484,030 shares of the registrant’s common stock, which are traded on the NASDAQ Global Market under the symbol “ANCB.”  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of December 31, 2017, was $61.6 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

None

ANCHOR BANCORP
2018 ANNUAL REPORT ON FORM 10-K

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

(ii)

Forward-Looking Statements
This Form 10-K, including information included or incorporated by reference, future filings by the Company on Form 10-Q, and Form 8-K, and future oral and written statements by Anchor Bancorp and its management may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to:

•	the Agreement and Plan of Merger ("merger agreement") with FS Bancorp, Inc. ("FS Bancorp") may be terminated in accordance with its terms, and the merger may not be completed;

•	delays in closing our pending merger with FS Bancorp;

•	operating costs, customer and employee losses and business disruption related to the merger may be greater than expected;

•	we will be subject to business uncertainties and contractual restrictions while the merger is pending;

•	management time and effort will be diverted to completion of the proposed merger and merger-related matters;

•	termination of the merger agreement could negatively impact us;

•	the merger agreement requires us to pay a termination fee of $2.7 million under limited circumstances relating to alternative acquisition proposals;

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

(iii)

•
disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;

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

(v)

PART I
Item 1.  Business
General
Anchor Bancorp, a Washington corporation, was formed for the purpose of becoming the bank holding company for Anchor Bank in connection with the Bank’s conversion from mutual to stock form, which was completed on January 25, 2011.  In connection with the mutual to stock conversion, the Bank changed its name from “Anchor Mutual Savings Bank” to “Anchor Bank.”  At June 30, 2018, we had total assets of $469.7 million, total deposits of $359.0 million and total stockholders' equity of $67.4 million.  Anchor Bancorp’s business activities generally are limited to passive investment activities and oversight of its investment in Anchor Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to Anchor Bank.
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
Anchor Bank is a community-based savings bank primarily serving Western Washington through our nine full-service banking offices located within Grays Harbor, Thurston, Lewis, and Pierce counties, and one loan production office located in King County, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers, however, at June 30, 2018, 90.9% of our loans were collateralized by real estate and 52.3% of our loans were collateralized by commercial and multi-family real estate. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences, as well as consumer loans, with an emphasis on home equity loans and lines of credit. Since 1990, we have been actively offering commercial real estate loans and multi-family loans primarily in Western Washington.
The executive office of the Company is located at 601 Woodland Square Loop SE, Lacey, Washington 98503, and its telephone number is (360) 491-2250.
Recent Development-Merger Agreement with FS Bancorp, Inc.
On July 17, 2018, the Company entered into a merger agreement with FS Bancorp, Inc., a Washington corporation (“FS Bancorp”). The merger agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into FS Bancorp (the "merger") with FS Bancorp as the surviving corporation in the merger. Immediately after the effective time of the merger, FS Bancorp intends to merge Anchor Bank, a wholly-owned subsidiary of the Company, with and into 1st Security Bank of Washington, a wholly-owned subsidiary of FS Bancorp, with 1st Security Bank of Washington as the surviving institution in the bank merger. See “-Pending Merger” below for a description of the terms and conditions of the proposed transaction and “Item 1.A. Risk Factors - Risks Relating to the Pending Merger” for a description of the risks relating to the proposed transaction.
You should keep in mind that discussions in this annual report that refer to the Company's business, operations and risks in the future refer to the Company as a stand-alone entity up to the closing of the proposed Merger or if the Merger does not close, and that these considerations will be different with respect to the combined company after the closing of the Merger.

Market Area
Anchor Bank is a community-based financial institution primarily serving Western Washington including Grays Harbor, Thurston, Lewis, and Pierce counties. Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2018, the median home price in our four-county market area was $271,525 an 13.3% increase compared to the quarter ended June 30, 2017. Existing home sales in our four-county primary market area for the quarter ended June 30, 2018 totaled $25.0 million, which reflected a 7.5% increase compared to the quarter ended June 30, 2017.  According to the Department of Labor, the unemployment rate in our four-county primary market area averaged 5.7% during June 2018 compared to 5.8% during June 2017. These unemployment rates are higher than the national unemployment rates of 4.0% and 4.4%, as of June 2018 and June 2017, respectively.  A continuation of the overall economic weakness in the counties in our market area could negatively impact our lending opportunities and profitability.

Grays Harbor County has a population of 72,697 and a median household income of $44,521 according to the latest 2017 information available from the U.S. Census Bureau. The economic base in Grays Harbor has been historically dependent on the timber and fishing industries. Other industries that support the economic base are tourism, manufacturing, agriculture, shipping, transportation and technology.  Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2018, the median home price in Grays Harbor County was $188,800 compared to $164,700 for the quarter ended June 30, 2017 and represents an increase of 14.6%. In addition, existing home sales in Grays Harbor County for the quarter ended June 30, 2018 increased by 12.3% from the total for the quarter ended June 30, 2017.  According to the U.S. Department of Labor, the unemployment rate in Grays Harbor County decreased to 6.2% at June 30, 2018 from 6.4% at June 30, 2017.  We have five branches (including our home office) located throughout this county.
Thurston County has a population of 280,588 and a median household income of $62,854 according to the latest 2017 information available from the U.S. Census Bureau.  Thurston County is home of Washington State’s capital (Olympia) and its economic base is largely driven by state government related employment. Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2018, the median home price in Thurston County was $319,300 compared to $289,800 for the quarter ended June 30, 2017, and represents an 10.2% increase.  In addition, existing home sales in Thurston County for the quarter ended June 30, 2018 increased by 8.2% from the quarter ended June 30, 2017. According to the U.S. Department of Labor, the unemployment rate for the Thurston County area remained the same at 4.7% for June 30, 2018 and June 30, 2017.  We currently have two branches in Thurston County.  Thurston County has a stable economic base primarily attributable to the state government presence.
Lewis County has a population of 78,200 and a median household income of $44,526 according to the latest 2017 information available from the U.S. Census Bureau. The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services. Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2018, the median home price in Lewis County was $224,300 compared to $190,400 for the quarter ended June 30, 2017, and represents a 17.8% increase.  In addition, existing home sales in Lewis County for the quarter ended June 30, 2018 increased by 6.5% from the quarter ended June 30, 2017.  According to the U.S. Department of Labor, the unemployment rate in Lewis County decreased to 6.0% at June 30, 2018 from 6.1% at June 30, 2017. We have one branch located in Lewis County.
Pierce County is the second most populous county in the state and has a population of 876,764 and a median household income of $61,468 according to the latest 2017 information available from the U.S. Census Bureau. The economy in Pierce County is diversified with the presence of military related government employment (Lewis/McChord JBLM Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing).  Based on information from the Washington Center for Real Estate Research, for the quarter ended June 30, 2018, the median home price in Pierce County was $353,700 compared to $313,200 for the quarter ended June 30, 2017, and represents a 12.9% increase.  In addition, existing home sales in Pierce County for the quarter ended June 30, 2018 increased by 6.9% from the quarter ended June 30, 2017. According to the U.S. Department of Labor, the unemployment rate for the Pierce County area remained the same at 5.1% for June 30, 2018 and June 30, 2017. We have one branch located in Pierce County.
For a discussion regarding the competition in our primary market area, see “– Competition.”
Lending Activities
General. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences, as well as consumer loans, with an emphasis on home equity loans and lines of credit. Since 1990, we have been actively offering commercial real estate loans and multi-family loans primarily in Western Washington and beginning in 2014 increased our focus on construction lending.  A substantial portion of our loan portfolio is secured by real estate, either as primary or secondary collateral, located in our primary market area. As of June 30, 2018, the net loan portfolio totaled $392.0 million and represented 83.5% of our total assets. As of June 30, 2018, 15.6% of our total loan portfolio was comprised of one-to-four family loans, 3.1% of home equity loans and lines of credit, 37.8% of commercial real estate loans, 14.5% of multi-family real estate loans, 5.1% of commercial business loans, 23.0% of construction loans, and the remaining less than 1% various consumer loans.
As a state chartered savings bank chartered under Washington law, we are subject to 20% of total risk based capital plus reserves as our statutory lending limit to one borrower or $13.5 million at June 30, 2018.  At June 30, 2018, there were no borrowing relationships that were over the legal amount. Our ten largest credit relationships at June 30, 2018 were as follows:

•	Our largest single borrower relationship totaled $10.8 million and consisted of four loans secured by congregate care facilities located in Lewis, Pierce, and Grays Harbor counties;

•	The second largest borrower relationship is one loan for $10.6 million secured by a hotel located in Pierce County;

•	The third largest borrower relationship totaled $9.6 million and consists of one unsecured credit line and three loans secured by hospitality properties located in King and Pierce counties;

•	The fourth largest borrower relationship totaled $9.2 million (excluding $717,000 of available credit) and consisted of two loans secured by an airport parking lot located in King County;

•
The fifth largest borrower relationship is one loan for $8.6 million which is a purchased minority interest in a loan participation secured by an entertainment, hospitality and dining complex located in Lewis County;

•
The sixth largest borrower relationship is one loan with $8.5 million disbursed (excluding $292,000 of undisbursed loan commitment) secured by an apartment building under construction located in King County;

•
The seventh largest borrower relationship is one loan with $8.2 million disbursed (excluding $305,000 of undisbursed loan commitment) secured by an apartment building under construction located in Kitsap County;

•	The eighth largest borrower relationship is one loan for $8.1 million secured by an apartment building located in King County;

•	The ninth largest borrower relationship is one loan for $8.0 million secured by an apartment building located in King County; and

•
The tenth largest borrower relationship totaled $7.7 million (excluding $594,000 of undisbursed loan commitment) and consisted of four loans secured by one multi-family and six single family residential units, and a fifth loan secured by an additional multi-family residential structure under construction located in Pierce and Thurston counties.

All of the properties securing these loans are located in our primary market area in Grays Harbor, Thurston, Lewis, and Pierce counties or our secondary market area in other parts of Washington State.  These loans were all performing according to their repayment terms as of June 30, 2018.

Loan Portfolio Analysis. The following table sets forth the composition of Anchor Bank’s loan portfolio by type of loan at the dates indicated:

	At June 30,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
One-to-four family	$62,110	15.6%	$59,735	15.6%	$61,230	17.4%	$57,944	20.1%	$63,009	21.9%
Multi-family	57,639	14.5	60,500	15.8	53,742	15.3	43,249	15.0	47,507	16.5
Commercial	150,050	37.8	155,525	40.6	149,527	42.5	128,306	44.5	107,828	37.6
Construction	85,866	21.6	49,151	12.8	21,793	6.2	11,731	4.1	19,690	6.9
Land loans	5,515	1.4	8,054	2.1	6,839	1.9	4,069	1.4	4,126	1.4
Total real estate	$361,180	90.9%	$332,965	86.9%	$293,131	83.3%	$245,299	85.1%	$242,160	84.3%
Consumer:
Home equity	12,291	3.1	13,991	3.6	16,599	4.7	17,604	6.1	20,894	7.3
Credit cards	2,284	0.6	2,596	0.7	2,969	0.8	3,289	1.1	3,548	1.2
Automobile	372	0.1	627	0.2	597	0.2	686	0.2	1,073	0.4
Other	960	0.2	1,524	0.4	1,933	0.5	2,347	0.8	2,838	1.0
Total consumer	15,907	4.0	18,738	4.9	22,098	6.2	23,926	8.3	28,353	9.9
Commercial business	20,329	5.1	31,603	8.2	36,848	10.5	18,987	6.6	16,737	5.8
Total loans	397,416	100.0%	383,306	100.0%	352,077	100.0%	288,212	100.0%	287,250	100.0%
Less:
Deferred loan fees and loan premiums, net	1,002		1,292		947		1,047		1,100
Allowance for loan losses	4,370		4,106		3,779		3,721		4,624
Loans receivable, net	$392,044		$377,908		$347,351		$283,444		$281,526

The following table shows the composition of Anchor Bank’s loan portfolio by fixed- and adjustable-rate loans at the dates indicated:

	At June 30,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS	(Dollars in thousands)
Real estate:
One-to-four family	$36,667	9.2%	$35,566	9.3%	$38,107	10.8%	$46,686	16.2%	$50,778	17.7%
Multi-family	26,267	6.6	29,610	7.7	22,666	6.4	23,716	8.2	32,813	11.4
Commercial	24,750	6.2	19,050	5.0	14,555	4.1	25,048	8.7	34,776	12.1
Land loans	3,677	0.9	4,765	1.2	3,731	1.1	2,667	0.9	3,137	1.1
Total real estate	91,361	22.9	88,991	23.2	79,059	22.4	98,117	34.0	121,504	42.3
Real estate construction:
One-to-four family	11,890	3.0	6,604	1.7	2,498	0.7	—	—	312	0.1
Multi-family	10,760	2.7	2,309	0.6	—	—	—	—	—	—
Commercial	1,510	0.4	7,759	2.0	1,738	0.5	—	—	6,523	2.3
Total real estate construction	24,160	6.1	16,672	4.3	4,236	1.2	—	—	6,835	2.4
Consumer:
Home equity	8,138	2.1	7,301	1.9	8,431	2.4	9,888	3.4	12,042	4.2
Automobile	372	0.1	627	0.2	597	0.2	686	0.2	1,073	0.4
Other	960	0.2	1,522	0.4	1,931	0.5	2,345	0.8	2,838	1.0
Total consumer	9,470	2.4	9,450	2.5	10,959	3.1	12,919	4.5	15,953	5.6
Commercial business	10,147	2.6	11,221	2.9	13,145	3.7	12,404	4.3	11,717	4.1
Total fixed-rate loans	$135,138	34.0	$126,334	33.0	$107,399	30.5	$123,440	42.8	$156,009	54.4
ADJUSTABLE-RATE LOANS
Real estate:
One-to-four family	$25,443	6.4	$24,169	6.3	$23,123	6.6	$11,258	3.9	$12,231	4.3
Multi-family	31,372	7.9	30,890	8.1	31,076	8.8	19,533	6.8	14,694	5.1
Commercial	125,300	31.5	136,475	35.6	134,972	38.3	103,258	35.8	73,052	25.4
Land loans	1,838	0.5	3,289	0.9	3,108	0.9	1,402	0.5	989	0.3
Total real estate	183,953	46.3	194,823	50.8	192,279	54.6	135,451	47.0	100,966	35.1
Real estate construction:
One-to-four family	16,854	4.2	10,119	2.6	9,475	2.7	2,119	0.7	2,697	0.9
Multi-family	34,229	8.6	19,423	5.1	1,083	0.3	9,353	3.2	3,432	1.2
Commercial	10,623	2.7	2,937	0.8	6,999	2.0	259	0.1	6,726	2.3
Total real estate construction	61,706	15.5	32,479	8.5	17,557	5.0	11,731	4.1	12,855	4.4

(table continued on following page)

	At June 30,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Consumer:
Home equity	4,153	1.0	6,690	1.7	8,168	2.3	7,716	2.7	8,852	3.1
Automobile	—	—	—	—	—	—	—	—	—	—
Credit cards	2,284	0.6	2,596	0.7	2,969	0.8	3,289	1.1	3,548	1.2
Other	—	—	2	—	2	—	2	—	—	—
Total consumer	6,437	1.6	9,288	2.4	11,139	3.2	11,007	3.8	12,400	4.3
Commercial business	10,182	2.6	20,382	5.3	23,703	6.7	6,583	2.3	5,020	1.8
Total adjustable rate loans	262,278	66.0	256,972	67.0	244,678	69.5	164,772	57.2	131,241	45.6
Total loans	397,416	100.0%	383,306	100.0%	352,077	100.0%	288,212	100.0%	287,250	100.0%
Less:
Deferred loan fees and loan premiums, net	1,002		1,292		947		1,047		1,100
Allowance for loan losses	4,370		4,106		3,779		3,721		4,624
Loans receivable, net	$392,044		$377,908		$347,351		$283,444		$281,526
Commercial and Multi-Family Real Estate Lending.   As of June 30, 2018, $207.7 million, or 52.3% of our total loan portfolio was secured by commercial and multi-family real estate property located in our market area.  Of this amount, $41.3 million was identified as owner occupied commercial real estate, and the remaining $166.4 million, or 41.9% of our total loan portfolio was secured by income producing, or non-owner occupied commercial real estate. Our commercial real estate loans include loans secured by properties classified as office, hospitality, mini storage, mobile home park, congregate care, retail, education/worship, airport parking lot and other non-residential.  As of June 30, 2018, commercial real estate loans totaled $150.1 million, or 37.8% of our portfolio. Multi-family real estate totaled $57.6 million, or 14.5% of our portfolio at June 30, 2018.
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
The average loan size in our commercial and multi-family real estate portfolio was $915,000 as of June 30, 2018.  We target individual commercial and multi-family real estate loans to small and mid-size owner occupants and investors in our market area, between $1.0 million and $6.0 million. At June 30, 2018, the largest commercial real estate loan in our portfolio was a loan of $10.6 million secured by a hotel located in Pierce County.. Our largest multi-family loan as of June 30, 2018, was an $8.0 million loan is secured by a 65 unit apartment complex located in King County.
We offer both fixed and adjustable rates on commercial and multi-family real estate loans. Loans originated on a fixed rate basis generally are originated at terms up to ten years, with amortization terms up to 30 years. A substantial amount of our commercial and multi-family real estate loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. As of June 30, 2018, we had $26.3 million and $31.4 million in fixed and adjustable rate multi-family loans, respectively, and $24.7 million and $125.3 million in fixed and adjustable rate commercial real estate loans, respectively.
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
The following is an analysis of the types of collateral securing our commercial real estate and multi-family loans at June 30, 2018:

Collateral	Amount	Percent of Total
	(Dollars in thousands)
Multi-family	$57,639	27.7%
Office	16,381	7.9
Hospitality	30,251	14.6
Mini storage	24,258	11.7
Mobile home park	6,006	2.9
Congregate care	13,452	6.5
Retail	26,899	13.0
Education/Worship	9,636	4.6
Airport parking lot	4,403	2.1
Other non-residential	18,764	9.0
Total	$207,689	100.0%
If we foreclose on a multi-family or commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family mortgage loans because there are fewer potential purchasers of the collateral. Additionally, as a result of our increasing emphasis on this type of lending, a portion of our multi-family and commercial real estate loan portfolio is relatively unseasoned and has not been subjected to unfavorable economic conditions. As a result, we may not have enough payment history with which to judge future collectability or to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, our multi-family and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. At June 30, 2018, there were no commercial or multi-family real estate loans that were on nonaccrual status.  Commercial real estate loan charge offs for the years ended June 30, 2018 and 2017 were $200,000 and $110,000, respectively. There were no multi-family loans charged-off for the years ended June 30, 2018 and 2017.
One-to-Four Family Real Estate Lending. As of June 30, 2018, $62.1 million, or 15.6%, of our total loan portfolio consisted of permanent loans secured by one-to-four family residences. We originate both fixed rate and adjustable rate loans in our residential lending program and use Federal Home Loan Mortgage Corporation ("Freddie Mac") underwriting guidelines.  None of our residential loan products allow for negative amortization of principal.  We typically base our decision on whether to sell or retain secondary market quality loans on the rate and fees for each loan, market conditions and liquidity needs.  Although we have sold the majority of our residential loans over the last two years, we do not sell all qualified loans on the secondary market as we hold in our portfolio many residential loans that may not meet all of Freddie Mac's guidelines yet meet our investment and liquidity objectives.
At June 30, 2018, $36.7 million of this loan portfolio consisted of fixed rate loans which were 59.0% of our total one-to-four family portfolio and 9.2% of our total loans at that date. Specifically, we offer fixed rate, residential mortgages from 10 to 30 year terms and we use Freddie Mac daily pricing to set our pricing.  Borrowers have a variety of buy-down options with each loan and most mortgages have a duration of less than ten years.  The average loan duration is a function of several factors, including real estate supply and demand, current interest rates, expected future rates and interest rates payable on outstanding loans.
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

While adjustable rate mortgages in our loan portfolio help us reduce our exposure to changes in interest rates, it is possible that, during periods of rising interest rates, the risk of default on adjustable rate mortgage loans may increase as a result of annual repricing and the subsequent higher payment to the borrower.  In some rate environments, adjustable rate mortgages may be offered at initial rates of interest below a comparable fixed rate and could result in a higher risk of default or delinquency. Another consideration is that although adjustable rate mortgage loans allow us to decrease the sensitivity of our asset base as a result of changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Our historical experience with adjustable rate mortgages has been very favorable.  We do not, however, offer adjustable rate mortgages with initial teaser rates.  At June 30, 2018, $25.4 million of our permanent one-to-four family mortgage loans were adjustable rate loans which were 41.0% of our total one-to-four family loan portfolio and 6.4% of our total loans at that date.
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
Anchor Bank does not actively engage in subprime lending, either through advertising, marketing, underwriting and/or risk selection, and has no established program to originate or purchase subprime loans to be held in its portfolio.  Residential mortgage loans identified as subprime, with FICO scores of less than 660, were originated and managed in the ordinary course of business, and totaled $4.1 million at June 30, 2018, representing 1.0% of total loans, 6.6% of one-to-four family mortgage loans, and 6.5% of Tier 1 Capital.  Our weighted average seasoning for these loans (the number of months since the funding date of the loans) was 93 months as of June 30, 2018. Our one-to-four family mortgage loans identified as subprime based on the borrower’s FICO score at time the loan was originated do not represent a material part of our lending activity.  Accordingly, these loans are identified as “exclusions” as defined pursuant to regulatory guidance issued by the FDIC in Financial Institutions Letter FIL-9-2001 on subprime lending. At June 30, 2018, $507,000 of one-to-four family loans were in nonaccrual status. No one-to-four family loans were charged off during the year ended June 30, 2018 compared to $21,000 of one-to-four family loans that were charged-off during the year ended June 30, 2017.

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
Construction and Land Loans.  We have been an active originator of real estate construction loans in our market area since 1990. At June 30, 2018, our construction loans totaled $85.9 million or 21.6% of the total loan portfolio, an increase of $36.7 million or 74.7% since June 30, 2017. Our construction loans are for the construction of multi-family and for the construction of one-to-four family residences.
We generally provide an interest reserve for funds on builder construction loans that have been advanced.  Interest reserves are a means by which a lender builds in, as a part of the loan approval and as a component of the cost of the project, the amount of the monthly interest required to service the debt during the construction period of the loan.
At June 30, 2018, our construction loan portfolio contained 16 loans totaling $36.3 million which had been previously extended or renewed due to a delay in the permitting process. Our entire construction loan portfolio at June 30, 2018 consisted of 70 loans requiring interest only payments, 40 of which totaled $26.1 million and were relying on the interest reserve to make this payment. At June 30, 2018, no construction loans were delinquent. No construction loans were charged-off during the years ended June 30, 2018 and 2017.

At the dates indicated, the composition of our construction portfolio was as follows:

	At June 30,
	2018	2017	2016
	(In thousands)
One-to-four family:
Speculative	$27,054	$15,416	$11,220
Permanent	—	—	—
Custom	1,690	1,306	753
Land acquisition and development loans	4,276	3,870	156
Multi-family	44,989	21,732	1,083
Commercial real estate:
Construction	7,857	6,827	8,581
Total construction (1)	$85,866	$49,151	$21,793

(1)	Loans in process for these loans at June 30, 2018, 2017 and 2016 were $28.6 million, $61.6 million and $37.9 million, respectively.
For the year ended June 30, 2018, we originated 54 builder construction loans to fund the construction of one-to-four family properties totaling $41.6 million, as compared to 27 builder construction loans for $26.6 million during the year ended June 30, 2017, and 28 builder construction loans for $25.0 million during the year ended June 30, 2016. We originate construction and site development loans to experienced contractors and builders in our market area primarily to finance the construction of single-family homes and subdivisions, which homes typically have an average price ranging from $200,000 to $500,000.  All builders were qualified using the same standards as other commercial loan credits, requiring minimum debt service coverage ratios and established cash reserves to carry projects through construction completion and sale of the project. The maximum loan-to-value limit on both pre-sold and speculative projects is generally up to 75% of the appraised market value or sales price upon completion of the project. Development plans are required from builders prior to making the loan. We also require that builders maintain adequate insurance coverage. Maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally do not exceed 18 months for residential subdivision development loans at the time of origination. Our residential construction loans typically have adjustable rates of interest based on The Wall Street Journal prime rate and during the term of construction, the accumulated interest is added to the principal of the loan through an interest reserve. Construction loan proceeds are disbursed periodically in increments as construction progresses and based on inspections by our approved inspectors.  At June 30, 2018, our largest builder relationship consisted of three loans for $5.7 million, including $2.5 million which was undisbursed.
We also make construction loans for commercial development projects. These projects include multi-family, apartment, retail, office/warehouse and office buildings. These loans generally have an interest-only phase during construction, rely on an interest reserve to fund interest payments and generally convert to permanent financing when construction is completed. Disbursement of funds is at our sole discretion and is based on the progress of the construction. The maximum loan-to-value limit applicable to these loans is generally 75% of the appraised post-construction value.  Additional analysis and underwriting of these loans typically results in lower loan-to-value ratios based on the debt service coverage analysis, including our interest rate and vacancy stress testing.  Our target minimum debt coverage ratio is 1.20 for loans on these projects.  At June 30, 2018, our portfolio of construction loans for commercial and multi-family projects included 16 loans totaling $57.1 million, and there was an additional $10.5 million undisbursed.  These loan commitments range in size from $659,000 to $8.8 million with an average disbursed balance of $3.6 million. These loans were for the construction of ten multi-family complexes, one office, one industrial facility and four land developments, all of which are located in Washington. Monitoring construction progress and managing advances during construction are risks not present when lending on complete commercial properties. In order to mitigate these risks the Bank requires the use of an approved third-party construction process monitoring firm for inspections, progress reports and construction budget oversight and utilizes construction loan management software to assist in assuring that advances are consistent with the progress that has been confirmed.
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

We also originate land loans which are typically made to individual consumers to buy a lot or parcel of land for the future construction of the buyer’s primary residence and are included in “land loans”.  At June 30, 2018, our land loans totaled $5.5 million or 1.4% of the total loan portfolio, none of which were on nonaccrual status.

Our construction and land loans are based upon estimates of costs in relation to values associated with the completed project. Construction and land lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, no payment from the borrower is generally required since the accumulated interest is added to the principal of the loan through an interest reserve.

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
Consumer Lending.  We offer a variety of consumer loans, including home equity loans and lines of credit, automobile loans, credit cards and personal lines of credit. At June 30, 2018, the largest component of the consumer loan portfolio consisted of home equity loans and lines of credit, which totaled $12.3 million, or 3.1%, of the total loan portfolio.  Our home equity loans are risk priced using credit score, loan-to-value and overall credit quality of the applicant.  Home equity loans and lines of credit are made for a variety of purposes including improvement of residential properties. The majority of these loans are secured by a second deed of trust on owner-occupied primary single family residential property. Our home equity lines of credit include a maximum total term of 30 years, including an initial period of 10 years with interest-only payments and a variable rate of interest tied to the Prime Rate, plus a margin (the "draw" period), followed by 20 years of principal and interest payments under a level amortization schedule and an interest rate that is fixed for the 20 years at the fully indexed accrual rate as of the time of variable-to-fixed rate conversion. Our home equity loans are closed-end loans with a term of 20 years and have level amortization with regular monthly payments of principal and interest. The interest rate is risk based and reflects both credit and collateral risk. Both our home equity lines and home equity loans are available up to 95% of the combined loan to value ratio as determined by the Bank.
Our credit card portfolio includes both VISA and MasterCard brands, and totaled $2.3 million, or 0.6% of the total loan portfolio at June 30, 2018.  We have been offering credit cards for more than 20 years and all of our credit cards have interest rates and credit limits determined by the creditworthiness of the borrower.  We use credit bureau scores in addition to other criteria such as income in our underwriting decision process on these loans.
Our automobile loan portfolio totaled $372,000 or 0.1% of the total loan portfolio at June 30, 2018.  We offer several options for vehicle purchase or refinance with a maximum term of 84 months for newer vehicles and 72 months for older vehicles.  As with home equity loans, our vehicle and recreational vehicle loans are risk priced based on creditworthiness, loan term and loan-to-value.  We currently access a Carfax Vehicle Report to ensure that the collateral being loaned against is acceptable and to protect borrowers from a “lemon” or other undesirable histories. Other consumer loans, consisting primarily of unsecured personal lines of credit totaled $960,000 or 0.2% of our total loan portfolio at June 30, 2018.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.  These risks are not as prevalent with respect to our consumer loan portfolio because a large percentage of the portfolio consists of home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one-to-four family mortgage loans.  Nevertheless, home equity lines of credit have greater credit risk than one-to-four family mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold and do not have private mortgage insurance coverage.  At June 30, 2018, $207,000 of consumer loans were on nonaccrual status.  Consumer loans of $52,000 were charged off during the year ended June 30, 2018 compared to $193,000 of consumer loans that were charged-off during the year ended June 30, 2017.
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
Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area. Our commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans.  At June 30, 2018, commercial business loans totaled $20.3 million or 5.1% of our loan portfolio and was comprised of 118 loans in 56 different business classifications as identified by the North American Industrial Classification System.  The largest commercial business relationship at June 30, 2018 consisted of one loan for $4.8 million which is an operating line collateralized by an airport parking facility located in King County, Washington. The largest commercial business relationship at June 30, 2017 consisted of one loan for $9.0 million which is a purchased minority interest in a line of credit to provide warehouse lending to a financial services company which is collateralized by an assignment of financial notes receivable on residential housing secured by properties located in Washington, Oregon and Utah.
Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  For the years ended June 30, 2018 and 2017 there were no commercial business loan charge-offs. At June 30, 2018, there was one $222,000 commercial business loan on nonaccrual status.
Loan Maturity and Repricing.  The following table sets forth certain information at June 30, 2018 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.  Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Beyond 10 Years	Total
	(In thousands)
Real estate:
One-to-four family	$6,817	$1,991	$4,349	$16,861	$32,092	$62,110
Multi-family	4,184	1,111	2,245	21,425	28,674	57,639
Commercial	6,205	4,313	31,263	105,176	3,093	150,050
Construction	83,909	1,957	—	—	—	85,866
Land loans	2,063	1,010	1,845	147	450	5,515
Total real estate	103,178	10,382	39,702	143,609	64,309	361,180
Consumer:
Home equity	1,753	150	760	2,699	6,929	12,291
Credit cards	2,284	—	—	—	—	2,284
Automobile	1	77	182	112	—	372
Other	190	118	210	114	328	960
Total consumer	4,228	345	1,152	2,925	7,257	15,907
Commercial business	4,736	8,689	3,877	3,027	—	20,329
Total	$112,142	$19,416	$44,731	$149,561	$71,566	$397,416
The following table sets forth the dollar amount of all loans due after June 30, 2019, which have fixed interest rates and have floating or adjustable interest rates:

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate:
One-to-four family	$33,994	$21,299	$55,293
Multi-family	22,083	31,372	53,455
Commercial	22,851	120,994	143,845
Construction	826	1,131	1,957
Land loans	3,076	376	3,452
Total real estate	82,830	175,172	258,002

Consumer:
Home equity	8,118	2,420	10,538
Automobile	371	—	371
Other	770	—	770
Total consumer	9,259	2,420	11,679

Commercial business	9,240	6,353	15,593
Total	$101,329	$183,945	$285,274
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
Loan Originations, Servicing, Purchases and Sales.  During the years ended June 30, 2018 and 2017, our combined total loan originations were $72.6 million and $110.7 million, respectively. For the years ended June 30, 2018 and 2017, we had no loan purchases.
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
We actively sell the majority of our residential fixed rate first mortgage loans to the secondary market at the time of origination. During the years ended June 30, 2018 and 2017, we sold $9.5 million and $8.9 million, respectively, in one-to-four family whole loans to the secondary market. Our secondary market relationship is with Freddie Mac. We generally retain the servicing on the loans we sell into the secondary market.  Loans are generally sold on a non-recourse basis. As of June 30, 2018 and 2017, our residential loan servicing portfolio was $73.8 million and $74.8 million, respectively.
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

The following table shows total loans originated, purchased, sold and repaid during the periods indicated:

	Year Ended June 30,
	2018	2017	2016
Loans originated:	(In thousands)
Real estate:
One-to-four family	$25,350	$24,060	$22,280
Multi-family	1,984	12,427	3,043
Commercial	15,274	34,645	32,758
Construction	21,784	29,380	19,997
Land loans	1,633	3,224	4,122
Total real estate	66,025	103,736	82,200
Consumer:
Home equity	3,560	2,291	2,616
Credit cards	—	—	191
Automobile	80	314	432
Other	167	226	—
Total consumer	3,807	2,831	3,239

Commercial business	2,759	4,173	7,389
Total loans originated	72,591	110,740	92,828

Participation loans purchased:
Commercial real estate	—	—	9,889
Commercial business	—	—	15,845
	—	—	25,734
Loans purchased:
Multi-family	—	—	22,840
Total loans purchased	—	—	22,840

Loans sold:
One-to-four family	9,523	8,867	7,724
Participation loans	—	4,000	1,763
Total loans sold	9,523	12,867	9,487

Principal repayments	45,289	60,308	64,946
Loans securitized	1,105	3,536	—
Transfer to real estate owned	1,992	954	852
Decrease in other items, net	(448)	(967)	(346)
Loans held for sale	98	1,551	1,864
Net increase in loans receivable, net	$14,136	$30,557	$63,907
Loan Origination and Other Fees.  In some instances, we receive loan origination fees on real estate related products.  Loan fees generally represent a percentage of the principal amount of the loan that is paid by the borrower. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment. We had

$1.1 million of net deferred loan fees and costs as of June 30, 2018 compared to $1.6 million and $1.5 million at June 30, 2017 and 2016, respectively.
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

Nonperforming Assets.  The following table sets forth information with respect to our nonperforming assets and restructured loans for the periods indicated:

	At June 30,
	2018	2017	2016	2015	2014
Loans accounted for on a nonaccrual basis:	(Dollars in thousands)
Real estate:
One-to-four family	$507	$1,170	$1,539	$1,263	$2,101
Multi-family	—	—	—	—	158
Commercial	—	1,992	319	—	2,070
Construction	—	—	—	—	—
Land loans	—	—	—	—	150
Total real estate	507	3,162	1,858	1,263	4,479
Consumer:
Home equity	207	242	16	—	—
Credit cards	—	—	—	—	—
Automobile	—	—	—	—	—
Other	—	—	1	31	—
Total consumer	207	242	17	31	—
Commercial business	222	300	97	711	235
Total	936	3,704	1,972	2,005	4,714
Accruing loans which are contractually past due 90 days or more:
Consumer:
Credit cards	—	—	—	6	—
Total consumer	—	—	—	6	—
Commercial business	—	—	—	—	—
Total of nonaccrual and 90 days past due loans	936	3,704	1,972	2,011	4,714
Real estate owned	737	867	373	797	5,067
Repossessed automobiles	—	—	46	—	59
Total nonperforming assets	$1,673	$4,571	$2,391	$2,808	$9,840
Troubled debt restructured loans (1)	$3,051	$4,320	$8,755	$9,827	$11,261
Allowance for loan loss as a percent of nonperforming loans	466.9%	110.8%	191.6%	185.0%	98.1%
Classified assets included in nonperforming assets	$936	$3,704	$1,972	$2,011	$4,714
Nonaccrual and 90 days or more past due loans as percentage of total loans	0.2%	1.0%	0.6%	0.7%	1.6%
Nonaccrual and 90 days or more past due loans as a percentage of total assets	0.2%	0.8%	0.5%	0.5%	1.2%
Nonperforming assets as a percentage of total assets	0.4%	1.0%	0.6%	0.7%	2.5%
Nonaccrued interest (2)	$69	$117	$126	$140	$323
(1)    There were $108,000 of restructured loans included in nonperforming assets as of June 30, 2018.
(2) Represents foregone interest on nonaccrual loans.

Real Estate Owned and Other Repossessed Assets.  As of June 30, 2018, the Company had two real estate owned ("REO") properties with an aggregate book value of $737,000 compared to three properties with an aggregate book value of $867,000 at June 30, 2017.  At June 30, 2018, the largest of the REO properties was a residential real estate property with an aggregate book value of $647,000 located in Lewis County, Washington.
Restructured Loans. According to generally accepted accounting principles, we are required to account for certain loan modifications or restructurings as “troubled debt restructurings.” Our policy is to track and report all loans modified to terms not generally available in the market, except for those outside of the materiality threshold established for such tracking and reporting. In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider.  We will modify the loan when upon completion of the residence the home is rented instead of sold, or when the borrower can continue to make interest payments and is unable to repay the loan until the property is sold as a result of current market conditions. In connection with a loan modification, we may lower the interest rate, extend the maturity date and require monthly payments when monthly payments are not otherwise required. We may also require additional collateral. All loans which are extended with rates and/or terms below market are identified as impaired loans and an appropriate allowance is established pursuant to generally accepted accounting principles.  Loans which are placed in nonaccrual status and subsequently modified are not returned to accruing status until there has been at least six months of consecutive satisfactory performance.  As of June 30, 2018, there were 22 loans with aggregate net principal balances of $3.1 million that we have identified as “troubled debt restructures.”  In connection with these loans, a valuation allowance in the form of charged-off principal equal to $145,000 has been taken.  Of these 22 loans, one $108,000 loan was not performing according to the modified repayment terms at June 30, 2018, and was classified as nonaccrual.
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

In connection with the filing of periodic reports with the FDIC classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of our review of our loans, as of June 30, 2018 and 2017, we had classified loans of $936,000 and $3.7 million comprised entirely of loans classified as substandard.  The total amount classified represented 1.4% of equity capital and 0.2% of assets at June 30, 2018.
The aggregate amounts of our classified loans at the date indicated (as determined by management), were as follows:

	At June 30,
	2018	2017
	(In thousands)
Classified Loans:
Substandard	$936	$3,721
Doubtful	—	—
Loss	—	—
Total	$936	$3,721
Our $936,000 of substandard loans at June 30, 2018, consisted of $714,000 of real estate secured loans and $222,000 of commercial business loans. Of the $714,000 of substandard loans which were real estate secured, $507,000 were one-to-four family and $207,000 were home equity loans, secured by property located in Washington.
Potential Problem Loans.  Potential problem loans are loans that do not yet meet the criteria for identification as classified assets graded as substandard or doubtful, but where known information about the borrower causes management to have serious concerns about the ability of the borrower to comply with present loan repayment terms and may result in the loan being included as a classified asset for future periods.  At June 30, 2018, we had $3.6 million, or 0.9% of our net loans that were identified as potential problem loans compared to $7.0 million or 1.8% of our net loans at June 30, 2017.
The largest potential problem loan at June 30, 2018 was a term loan of $573,000 secured by commercial real estate in Oregon representing 15.8% of our potential problem loans.  The commercial real estate property securing this loan is located in Western Oregon and the loan was in compliance with its repayment terms at June 30, 2018.
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
We had a $405,000 provision for loan losses for the year ended June 30, 2018 compared to a $310,000 provision for loan losses at June 30, 2017, primarily reflecting loan growth.  The specific risks that are considered in our analysis for determining the provision for loan losses include an automatic elevation in risk grade and corresponding reserve requirement based on loan payment and payment delinquencies, including debt to the borrower and related entities under loans to one borrower guidelines; and a qualitative analysis of the economic and portfolio trends.  We also continually monitor the market conditions reported at national, regional, and local levels including those from the FDIC, Case-Shiller, and Realtor Boards.
The calculation of the allowance for loan losses includes an incremental component, a qualitative component, and specific reserve amount as a result of impairment analysis.  The total allowance for loan losses was $4.4 million and $4.1 million at June 30, 2018 and 2017, respectively.  Of the total allowance at June 30, 2018, specific reserves decreased to $191,000 and general reserves increased to $4.2 million from specific reserves of $198,000 and general reserves of $3.9 million, respectively, at June 30, 2017. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.  Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses based on loan growth, economic conditions, charge-offs and portfolio composition.
Levels and trends with respect to delinquent, nonperforming and impaired loans have improved during the year ended June 30, 2018.  At June 30, 2018 and June 30, 2017, our total delinquent loans, including loans 30 or more days past due, were $1.9 million and $4.1 million, respectively, which included nonperforming loans of $936,000 and $3.7 million at the end of each year.  The decrease in total delinquent loans was primarily the result of a $2.0 million commercial real estate loan becoming a real estate owned property that was subsequently sold during the year ended June 30, 2018. Net charge-offs (recoveries) during the years ended June 30, 2018 and June 30, 2017 were $141,000 and $(17,000), respectively.
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
As of June 30, 2018 and 2017, we had impaired loans of $4.0 million and $8.5 million, respectively.  Included within the impaired loan totals are loans identified as troubled debt restructures.

The following table summarizes the distribution of the allowance for loan losses by loan category at the dates indicated:

	At June 30,
	2018			2017			2016			2015			2014
	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to total Loans
	(Dollars in thousands)
Real estate:
One-to-four family	$62,110	$339	15.6%	$59,735	$495	15.6%	$61,230	$798	17.4%	$57,944	$1,113	20.1%	$63,009	$1,550	21.9%
Multi-family	57,639	585	14.5	60,501	690	15.8	53,742	454	15.3	43,249	95	15.0	47,507	229	16.5
Commercial	150,050	1,478	37.8	155,525	1,456	40.6	149,527	1,333	42.5	128,306	262	44.5	107,828	682	37.6
Construction	85,866	1,280	21.6	49,151	651	12.8	21,793	271	6.2	11,731	247	4.1	19,690	190	6.9
Land loans	5,515	83	1.4	8,054	120	2.1	6,839	75	1.9	4,069	75	1.4	4,126	74	1.4
Total real estate	361,180	3,765	90.9	332,966	3,412	86.9	293,131	2,931	83.3	245,299	1,792	85.1	242,160	2,725	84.3
Consumer:
Home equity	12,291	218	3.1	13,991	251	3.7	16,599	369	4.7	17,604	189	6.1	20,894	290	7.3
Credit cards	2,284	117	0.6	2,596	101	0.7	2,969	118	0.8	3,289	161	1.1	3,548	167	1.2
Automobile	372	1	0.1	627	2	0.2	597	3	0.2	686	39	0.2	1,073	63	0.4
Other	960	17	0.2	1,525	24	0.4	1,933	26	0.5	2,347	56	0.8	2,838	67	1.0
Total consumer	15,907	353	4.0	18,739	378	4.9	22,098	516	6.2	23,926	445	8.3	28,353	587	9.9
Commercial business	20,329	252	5.1	31,603	316	8.2	36,848	332	10.5	18,987	1,405	6.6	16,737	1,231	5.8
Unallocated	—	—	—	—	—		—	—	—	—	79	—	—	81	—
Total	$397,416	$4,370	100.0%	$383,308	$4,106	100.0%	$352,077	$3,779	100.0%	$288,212	$3,721	100.0%	$287,250	$4,624	100.0%

Management believes that it uses the best information available to determine the allowance for loan losses.  However, unforeseen market conditions could result in adjustments to the allowance for loan losses and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated:

	Year Ended June 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Allowance at beginning of period	$4,106	$3,779	$3,721	$4,624	$5,147
Provision for loan losses	405	310	340	—	—
Recoveries:
Real estate loans:
One-to-four family	58	212	194	129	389
Multi-family	—	—	6	—	—
Commercial	—	13	1	—	972
Construction	4	53	349	254	374
Total real estate	62	278	550	383	1,735
Consumer:
Home equity	12	25	61	44	37
Credit cards	23	17	43	60	46
Automobile	—	3	5	3	6
Other	9	11	9	8	49
Total consumer	44	56	118	115	138
Commercial business	5	7	7	96	38
Total recoveries	111	341	675	594	1,911
Charge-offs:
Real estate loans:
One-to-four family	—	21	258	561	897
Multi-family	—	—	—	159	—
Commercial	200	110	225	340	403
Total real estate	200	131	483	1,060	1,300
Consumer:
Home equity	—	59	180	239	572
Credit cards	40	122	105	72	198
Automobile	—	3	4	—	41
Other	12	9	101	40	65
Total consumer	52	193	390	351	876
Commercial business	—	—	84	86	258
Total charge-offs	252	324	957	1,497	2,434
Net charge-offs (recoveries)	141	(17)	282	903	523
Balance at end of period	$4,370	$4,106	$3,779	$3,721	$4,624
Allowance for loan losses as a percentage of total loans outstanding at the end of the period	1.1%	1.1%	1.1%	1.3%	1.6%
Net charge-offs (recoveries) as a percentage of average total loans outstanding during the period	0.0%	0.0%	0.1%	0.3%	0.2%
Allowance for loan losses as a percentage of nonperforming loans at the end of period	466.9%	110.8%	191.6%	185.0%	98.1%
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
Management believes that our allowance for loan losses as of June 30, 2018 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
The following table provides certain summary information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated:

	Year Ended June 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Provision for loan losses	$405	$310	$340	$—	$—
Allowance for loan losses	4,370	4,106	3,779	3,721	4,624
Allowance for loan losses as a percentage of total loans outstanding at the end of the period	1.1%	1.1%	1.1%	1.3%	1.6%
Net charge-offs (recoveries)	141	(17)	282	903	523
Total of nonaccrual and 90 days past due loans still accruing interest	936	3,704	1,972	2,011	4,714
Allowance for loan losses as a percentage of nonperforming loans at end of period	466.9%	110.8%	191.6%	185.0%	98.1%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.2%	1.0%	0.6%	0.7%	1.6%
Total loans	$397,416	$383,306	$352,077	$288,212	$287,250

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
At June 30, 2018, our investment portfolio consisted principally of mortgage-backed securities, municipal bonds and mutual funds consisting of mortgage-backed securities.  From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management’s projected demand for funds for loan originations, deposits and other activities.

Mortgage-Backed Securities.  The mortgage-backed securities in our investment portfolio were comprised of Freddie Mac, Fannie Mae and Ginnie Mae mortgage-backed securities.  At June 30, 2018, the amortized cost of securities held in the available-for-sale category was $18.4 million with a weighted average yield of 2.74%, while the securities in the held-to-maturity category was $3.6 million with a weighted average yield of 3.16%.
Municipal Bonds.  The tax-exempt and taxable municipal bond portfolios were comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations.   All bonds are rated “A” or better and are from issuers located within the State of Washington. The weighted average yield on the tax exempt bonds (on a tax equivalent basis) was 5.64% at June 30, 2018, and the total amount of amortized cost of our municipal bonds was $155,000 at that date, of which all were categorized as available-for-sale.
Federal Home Loan Bank Stock.  As a member of the FHLB of Des Moines, we are required to own capital stock in the FHLB of Des Moines.  The amount of stock we hold is based on guidelines specified by the FHLB of Des Moines. The redemption of any excess stock is determined daily based on our membership requirement as well as outstanding borrowings. The carrying value of FHLB stock was $2.0 million at June 30, 2018.
Our investment in FHLB stock is carried at cost, which approximates fair value.  As a member of the FHLB System, we are required to maintain a minimum level of investment in FHLB stock based on specific percentages of our outstanding mortgages, total assets, or FHLB advances.  At June 30, 2018, our minimum investment requirement was $2.0 million.  We were in compliance with the FHLB minimum investment requirement at June 30, 2018.  For the year ended June 30, 2018, we received $85,000 of dividends from the FHLB.
Bank-Owned Life Insurance.  We purchase bank-owned life insurance policies (“BOLI”) to offset future employee benefit costs.  At June 30, 2018, we had a $20.5 million investment in life insurance contracts.  The purchase of BOLI policies, and its increase in cash surrender value, is classified as “Life insurance investment, net of surrender charges” in our Consolidated Statements of Financial Condition.  The income related to the BOLI, which is generated by the increase in the cash surrender value of the policy. See Item 8. "Financial Statements and Supplementary Data" of this Form 10-K for our Consolidated Financial Statements and specifically the Consolidated Statements of Financial Condition and Consolidated Statements of Income regarding BOLI.
The following table sets forth the composition of our investment portfolio at the dates indicated:

	At June 30,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale:
Securities:
Municipal bonds	$155	$155	$165	$165	$175	$175
Mortgage-backed securities:
FHLMC (1)	10,337	9,998	11,140	11,103	9,442	9,559
FNMA (2)	7,494	7,171	9,532	9,363	13,199	13,204
GNMA (3)	421	401	554	539	734	727
Total available-for-sale	18,407	17,725	21,391	21,170	23,550	23,665
Held-to-maturity:
Securities:
Mortgage-backed securities:
FHLMC	1,805	1,751	2,212	2,213	2,793	2,845
FNMA	982	996	1,209	1,257	1,513	1,613
GNMA	797	753	1,528	1,484	1,985	1,967
Total held-to-maturity	3,584	3,500	4,949	4,954	6,291	6,425
Total securities	$21,991	$21,225	$26,340	$26,124	$29,841	$30,090
(1) Freddie Mac
(2) Federal National Mortgage Association (Fannie Mae)
(3) Government National Mortgage Association (Ginnie Mae)

The table below sets forth information regarding the amortized cost, weighted average yields and maturities or call dates of Anchor Bank’s investment portfolio at June 30, 2018:

			At June 30, 2018
	At June 30, 2018		One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Mortgage-Backed Securities		Totals
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	MBS Securities Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale:
Securities:
Municipal bonds (1)	$155	5.64%	$—	—%	$—	—%	$—	—%	$155	5.64%	$—	—%	$155	5.64%
Mortgage-backed securities:
FHLMC	10,337	2.83	—	—	—	—	—	—	—	—	10,337	2.83	10,337	2.83
FNMA	7,494	2.63	—	—	—	—	—	—	—	—	7,494	2.63	7,494	2.63
GNMA	421	2.43	—	—	—	—	—	—	—	—	421	2.43	421	2.43
Total available-for-sale	18,407		—		—		—		155		18,252		18,407
Held-to-maturity:
Securities:
Mortgage-backed securities:
FHLMC	1,805	2.80	—	—	—	—	—	—	—	—	1,805	2.80	1,805	2.80
FNMA	982	3.68	—	—	—	—	—	—	—	—	982	3.68	982	3.68
GNMA	797	3.33	—	—	—	—	—	—	—	—	797	3.33	797	3.33
Total held-to-maturity	3,584		—		—		—		—		3,584		3,584
Total	$21,991		$—		$—		$—		$155		$21,836		$21,991

(1)       Yields on tax exempt obligations are computed on a tax equivalent basis using a federal tax rate of 28.0%.

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
At June 30, 2018, we had $101.9 million of jumbo ($100,000 or more) retail certificates of deposit.  We also had $10.8 million in public funds, which represented 3.0% of total deposits at June 30, 2018.  Anchor Bank had one brokered deposit for $5.0 million at June 30, 2018.
In the unlikely event we are liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to Anchor Bancorp, as the sole shareholder of Anchor Bank. For additional information, see Note 1 of the Notes to Consolidated Financial Statements.
Deposit Activities.  The following table sets forth our total deposit activities for the periods indicated:

	Year Ended June 30,
	2018	2017	2016
	(In thousands)
Beginning balance	$345,187	$300,894	$299,812
Net deposits (withdrawals) before interest credited	10,399	41,536	(1,505)
Interest credited	3,435	2,757	2,587
Net increase in deposits	13,834	44,293	1,082
Ending balance	$359,021	$345,187	$300,894

The following table sets forth information concerning our time deposits and other deposits at June 30, 2018:

Weighted Average Interest Rate					Percentage of Total Deposits
				Minimum Balance
	Term	Category	Amount
			(In thousands)
0.15%	N/A	Savings deposits	$44,271	$100	12.3%
0.04	N/A	Demand deposit accounts	89,411	10	24.9
0.52	N/A	Money market accounts	59,863	1,000	16.7

		Certificates of Deposit
0.10	6 month	Fixed-term, fixed rate	1,001	500	0.3
0.34	9-12 month	Fixed-term, fixed rate	3,264	500	0.9
2.04	13-16 month	Fixed-term, fixed rate	26,003	500	7.2
1.75	18-20 month	Fixed term-fixed or variable rate	47,857	500	13.3
1.65	24 month	Fixed term-fixed or variable rate	8,080	2,000	2.3
1.17	30-36 month	Fixed term-fixed or variable rate	6,692	500	1.9
1.18	48 month	Fixed term-fixed or variable rate	6,650	500	1.9
1.80	60 month	Fixed term-fixed or variable rate	19,499	500	5.4
2.91	96 month	Fixed term-fixed or variable rate	37,122	500	10.3
1.87	Other	Fixed term-fixed or variable rate	9,308	500	2.6
		Total of certificates of deposit	$165,476		46.1%
		Total of deposits	$359,021		100.0%

Time Deposits by Rate.  The following table sets forth our time deposits classified by rates as of the dates indicated:

	At June 30,
	2018	2017	2016
	(In thousands)
0.00 - 0.99%	$14,514	$27,351	$45,474
1.00 - 1.99	71,388	58,793	14,024
2.00 - 2.99	60,696	21,034	15,641
3.00 - 3.99	18,878	37,331	42,929
4.00 - 4.99	—	—	370
Total	$165,476	$144,509	$118,438

Time Deposit Certificates.  The following table sets forth the amount and maturities of time deposit certificates at June 30, 2018:

	Amount Due
	Within 1 Year	After 1 Year Through 2 Years	After 2 Years Through 3 Years	After 3 Years Through 4 Years	Beyond 4 Years	Total
	(In thousands)
0.00 - 0.99%	$11,052	$3,200	$218	$44	$—	$14,514
1.00 - 1.99	51,471	11,389	5,959	2,569	—	71,388
2.00 - 2.99	19,029	27,481	132	5,386	8,668	60,696
3.00 - 3.99	18,796	—	—	—	82	18,878
Total	$100,348	$42,070	$6,309	$7,999	$8,750	$165,476
The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of June 30, 2018.  Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Time Deposit Certificates
Maturity Period
(In thousands)

Three months or less	$34,650
Over three through six months	18,434
Over six through twelve months	10,136
Over twelve months	38,668
Total	$101,888
Deposits.  The following table sets forth the balances of deposits in the various types of accounts we offered at the dates indicated:

	At June 30,
	2018			2017			2016
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total
	(Dollars in thousands)
Savings deposits	$44,271	12.3%	$817	$43,454	12.6%	$(1,532)	$44,986	15.0%
Demand deposit accounts	89,411	24.9	5,341	84,070	24.4	5,870	78,200	26.0
Money market accounts	59,863	16.7	(13,291)	73,154	21.2	13,884	59,270	19.7
Fixed-rate certificates which mature in the year ending:
Within 1 year	47,308	13.2	8,837	38,471	11.1	(1,110)	39,581	13.2
After 1 year, but within 2 years	20,655	5.8	(53,266)	73,921	21.4	48,831	25,090	8.3
After 2 years, but within 5 years	22,951	6.4	(2,512)	25,463	7.4	(23,071)	48,534	16.1
Certificates maturing thereafter	82	—	82	—	—	(50)	50	—
Variable rate certificates	74,480	20.7	67,826	6,654	1.9	1,471	5,183	1.7
Total	$359,021		$13,834	$345,187		$44,293	$300,894
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
As a member of the FHLB of Des Moines, we are required to own capital stock in the FHLB of Des Moines and are authorized to apply for advances on the security of that stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met.  Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  We also maintain a committed credit facility with the FHLB of Des Moines that provides for immediately available advances up to an aggregate of 35% of the prior quarter’s total assets of Anchor Bank. At June 30, 2018, outstanding advances to Anchor Bank from the FHLB of Des Moines totaled $37.0 million as compared to $45.5 million at June 30, 2017.
The following tables set forth information regarding FHLB of Des Moines advances by us during and at the end of the periods indicated:

	Year Ended June 30,
	2018	2017	2016
	(Dollars in thousands)
Maximum amount of borrowing outstanding at any month end:
FHLB advances	$63,000	$63,000	$62,000
Approximate average borrowing outstanding:
FHLB advances	44,663	51,817	29,875
Approximate weighted average rate paid on:
FHLB advances	1.90%	1.09%	0.94%

	At June 30,
	2018	2017	2016
	(Dollars in thousands)
Balance outstanding at end of period:
FHLB advances	$37,000	$45,500	$62,000
Weighted average rate paid on:
FHLB advances	1.51%	1.09%	0.94%

Subsidiaries and Other Activities
Anchor Bank.  Anchor Bank had one wholly-owned subsidiary, Anchor Financial Services, Inc. The Subsidiary was dissolved during the year ended June 30, 2018.
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

Natural Disasters
Grays Harbor, Thurston, Lewis, Pierce, and King Counties, where substantially all of the real and personal properties securing our loans are located, is an earthquake-prone region.  We have not suffered any losses in the last sixteen years from earthquake damage to collateral secured loans, which include the July 1999 and February 2001 major earthquakes in the region.  Although we have experienced no losses related to earthquakes, a major earthquake could result in material loss to us in two primary ways.  If an earthquake damages real or personal properties collateralizing outstanding loans to the point of insurable loss, material loss would be suffered to the extent that the properties are uninsured or inadequately insured.  A substantial number of our borrowers do not have insurance which provides for coverage as a result of losses from earthquakes.  Earthquake insurance is generally not required by other lenders in the market area, and as a result in order to remain competitive in the marketplace, we do not require earthquake insurance as a condition of making a loan.  Earthquake insurance is also not always available at a reasonable coverage level and cost because of changing insurance underwriting practices in our market area resulting from past earthquake activity and the likelihood of future earthquake activity in the region.  In addition, if the collateralized properties are only damaged and not destroyed to the point of total insurable loss, borrowers may suffer sustained job interruptions or job loss, which may materially impair their ability to meet the terms of their loan obligations.  While risk of credit loss can be insured against by, for example, job interruption insurance or “umbrella” insurance policies, such forms of insurance often are beyond the financial means of many individuals.  Accordingly, for most individuals, sustained job interruption or job loss would likely result in financial hardship that could lead to delinquency in their financial obligations or even bankruptcy.  Accordingly, no assurances can be given that a major earthquake in our primary market area will not result in material losses to us.
Employees
At June 30, 2018, we had 88.5 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  We consider our employee relations to be good.

Executive Officers.  The following table sets forth information regarding the executive officers of the Company and the Bank:

	Age at June 30, 2018	Position
Name		Company	Bank
Jerald L. Shaw	72	President and Chief Executive Officer	President and Chief Executive Officer
Terri L. Degner	55	Chief Financial Officer	Chief Financial Officer
Gary P. Koch	64	Executive Vice President	Executive Vice President and Chief Lending Officer
Matthew F. Moran	55	Executive Vice President	Executive Vice President and Chief Credit Officer
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

Pending Merger

On July 17, 2018, FS Bancorp, Inc., entered into the merger agreement with Anchor Bancorp. The merger agreement provides that, subject to its terms and conditions, Anchor Bancorp will merge with and into FS Bancorp with FS Bancorp as the surviving corporation in the merger. Immediately after the merger, FS Bancorp intends to complete the bank merger.

Under terms of the merger agreement, each share of Anchor Bancorp common stock will receive fixed consideration consisting of 0.2921 shares of FS Bancorp common stock and $12.40 per share in cash. FS Bancorp will pay aggregate consideration of 725,585 shares of FS Bancorp common stock and $30.8 million in cash.

The merger agreement contains customary representations and warranties from both FS Bancorp and Anchor Bancorp, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of its business during the interim period between the execution of the merger agreement and the closing, including, in the case of the Anchor Bancorp, specific forbearances with respect to its business activities, (2) Anchor Bancorp’s obligation to call a meeting of its shareholders to approve the merger agreement, and, subject to certain exceptions, that its board of directors recommend that the Anchor Bancorp’s shareholders vote to approve the merger agreement, and (3) Anchor Bancorp’s non-solicitation obligations regarding alternative acquisition proposals. The merger agreement provides certain termination rights for both FS Bancorp and Anchor Bancorp and further provides that a termination fee of $2.7 million will be payable by Anchor Bancorp upon termination of the merger agreement under certain circumstances.

The completion of the merger is subject to customary conditions, including approval of the merger agreement by the Anchor Bancorp’s shareholders and the receipt of required regulatory approvals. The merger is expected to be completed in the fourth calendar quarter of 2018, or early in the first quarter of 2019.

The foregoing description of the merger agreement does not purport to be complete and is qualified in its entirety by reference to the merger agreement, attached as Exhibit 2.1 to Anchor Bancorp’s Current Report on Form 8-K which was filed with the SEC on July 18, 2018. See “Item 1.A. Risk Factors - Risks Relating to the Pending Merger” for a description of the risks relating to the proposed transaction.

Also, on July 17, 2018, Washington Federal, Inc. ("Washington Federal") and the Company mutually agreed to terminate their previously announced merger agreement, dated as of April 11, 2017, as amended, which provided for the merger of the Company with and into Washington Federal, with Washington Federal as the surviving entity.

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
Insurance of Accounts and Regulation by the FDIC. The DIF of the FDIC insures deposit accounts in Anchor Bank up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended June 30, 2018, were $190,000.
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
At June 30, 2018, Anchor Bank was categorized as "well capitalized". For additional information, see Note 14 of the Notes to Consolidated Financial Statements included in Item 8., "Financial Statements and Supplementary Data" of this Form 10-K.
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
The table below sets forth Anchor Bank’s capital position under the prompt corrective action regulations of the FDIC at June 30, 2018 and 2017. The Bank paid a $1.0 million cash dividend to Anchor Bancorp during the year ended June 30, 2018. The dividend will be used to support the Company's operations.

	At June 30,
	2018		2017
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank equity capital under GAAP	$67,444		$65,851

Total risk-based capital	$67,337	16.6%	$63,781	15.1%
Total risk-based capital requirement	32,423	8.0	33,742	8.0
Excess	$34,914	8.6%	$30,039	7.1%

Tier 1 risk-based capital	$62,967	15.5%	$59,675	14.1%
Tier 1 risk-based capital requirement	24,318	6.0	25,307	6.0
Excess	$38,649	9.5%	$34,368	8.1%

Common equity Tier 1 capital	$62,967	15.5%	$59,675	14.1%
Common equity Tier 1 capital requirement	18,238	4.5	18,980	4.5
Excess	$44,729	11.0%	$40,695	9.6%

Tier 1 leverage capital	$62,967	13.5%	$59,675	13.0%
Tier 1 leverage capital requirement	18,689	4.0	18,328	4.0
Excess	$44,278	9.5%	$41,347	9.0%
The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular risks or circumstances.
Anchor Bank’s management believes that, under the current regulations, Anchor Bank will continue to meet its minimum capital requirements in the foreseeable future.  For additional information regarding the Bank’s required and actual capital levels at June 30, 2018, see Note 14 of the Notes to Consolidated Financial Statements included in Item 8., “Financial Statements and Supplementary Data” of this Form 10-K.
Federal Home Loan Bank System.  Anchor Bank is a member of the FHLB of Des Moines.  As a member, Anchor Bank is required to purchase and maintain stock in the FHLB. At June 30, 2018, the Bank had $2.0 million in FHLB stock, which was in compliance with this requirement. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See "Business - Deposit Activities and Other Sources of Funds - Borrowings" in this Form 10-K.
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
Real Estate Lending Standards. FDIC regulations require Anchor Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans.  These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements.  Anchor Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions.  Anchor Bank’s Board of Directors is required to review and approve Anchor Bank’s standards at least annually.  The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans.  Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multifamily or other non-one-to-four-family properties should not exceed 30% of total capital.  Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Anchor Bank’s records and reported at least quarterly to Anchor Bank’s Board of Directors.  Anchor Bank is in compliance with the record and reporting requirements.  As of June 30, 2018, Anchor Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were 2.40% and Anchor Bank’s loans on commercial, agricultural, multifamily or other non-one-to-four-family properties in excess of the supervisory loan-to-value ratios were 1.08%.  Based on strong risk management practices, Anchor Bank has consistently operated above the aggregate 100% of capital guideline limit since these standards were imposed.
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
Federal Reserve System.  The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank.  As of June 30, 2018, Anchor Bank’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.
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
Regulatory Capital Requirements.  The Federal Reserve has adopted capital rules pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications under the BHCA. These rules apply on a consolidated basis to bank holding companies with $500 million or more in assets, or with fewer assets but certain risky activities, and on a bank-only basis to other companies. The bank holding company capital adequacy and capital conservation rules are the same as those imposed by the FDIC on the Bank. For a bank holding company with less than $500 million in total consolidated assets, such as the Company, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. In July 2013, the Federal Reserve and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. As of June 30, 2018, Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 leverage-based capital, CET1 capital, Tier 1 risk-based capital and total risk-based capital ratios of 14.4%, 16.6%, 16.6% and 17.7%, respectively. For additional information, see the section above entitled “- Regulation and Supervision of Anchor Bank - Capital Requirements” and Note 14 of the Notes to Consolidated Financial Statements included in Item 8., "Financial Statements and Supplementary Data," of this Form 10-K.
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
TAXATION
Federal Taxation
General. Anchor Bancorp and Anchor Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Anchor Bancorp or Anchor Bank. The Company files income tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to
U.S. federal or state/local income tax examinations by tax authorities for years before 2015.
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
Oregon Taxation
The Company files income tax returns in Oregon State and within local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2015.

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
Our business may be adversely affected by downturns in the national economy and the regional economies on which we depend.
Substantially all of our loans are to businesses and individuals in the state of Washington.  Adverse economic conditions in Washington state may reduce our rate of growth, affect our customers' ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may adversely affect our profitability adversely. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade. A decline in the national economy or the economies of the five counties in which we operate, which we consider to be our primary market areas, could have a material adverse effect on our business, financial condition, results of operations and prospects. Weak economic conditions and previous strains in the financial and housing markets in our market area has resulted in higher levels of loan delinquencies, problem assets and foreclosures and a decline in the values of the collateral securing our loans.
While real estate values and unemployment rates have recently improved, deterioration in economic conditions in our primary market areas could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;

•	we may increase our allowance for loan losses;

•	the slowing of sales of foreclosed assets;

•	demand for our products and services may decline, possibly resulting in a decrease in our total loans or assets;

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

A decline in Washington state economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as fires and earthquakes. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.
Our loan portfolio is concentrated in loans with a higher risk of loss.
In addition to residential mortgage loans, we originate construction and land loans, commercial and multi-family mortgage loans, commercial business loans, and consumer loans primarily within our market areas.  At June 30, 2018, we had $265.4 million outstanding in non-residential loans.  At that date, loans delinquent 30 days or more, including nonperforming loans, were $2.0 million, and delinquent loans represented 0.5% of total loans. Many of these loans are perceived to have greater credit risk than residential real estate loans for a number of reasons, including those described below:
Commercial and Multi-family Mortgage Loans.  These loans typically involve higher principal amounts than other types of loans. Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  At June 30, 2018, we had $207.7 million or 52.3% of total loans in commercial and multi-family mortgage loans, of which none were nonperforming.
Construction and Land Loans. During the fiscal years ended June 30, 2018 and 2017, we originated $49.5 million and $101.3 million in construction loans, and $2.9 million and $4.3 million in land loans. From June 30, 2013 through June 30, 2018, our construction loans grew and land loans declined. At June 30, 2018, we had $91.4 million or 23.0% of total loans in construction and land loans of which $5.5 million were land loans.
Construction and land lending generally involves additional risks because of the inherent difficulty in estimating a property's value both before and at completion of the project as well as the estimated cost of the project and the time needed to sell the property at completion. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of our builders have more than one loan outstanding with us, and consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.
In addition, during the term of most of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the successful outcome of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Further, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At June 30, 2018, $27.0 million [per table on page 9] of our construction loans were for speculative one-to-four family construction.

Lot loans made to individuals for the future construction of a residence also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can also be significantly impacted by supply and demand conditions. At June 30, 2018, none of our construction and land loans were nonperforming.
Commercial Business Loans. At June 30, 2018, we had $20.3 million or 5.1% of total loans in commercial business loans, however, we are currently planning on expanding our commercial business lending, subject to market conditions.  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrower's cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible, inventories may be obsolete or of limited use, and other collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower.  At June 30, 2018, $222,000 of our commercial business loans were nonperforming.

Consumer Loans.  We make secured and unsecured consumer loans.  Our secured consumer loans are collateralized with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.   At June 30, 2018, we had $15.9 million or 4.0% of total loans in consumer loans of which $207,000 were nonperforming.  Of this amount, $12.3 million were in home equity loans, some of which are loans in amounts for up to 100% of collateral value.  For more information about the credit risk, we face with respect to these types of loans, see “Our business may be adversely affected by credit risk associated with residential property.”
Our business may be adversely affected by credit risk associated with residential property.
At June 30, 2018, $62.1 million, or 15.6%, of our total loan portfolio, was secured by one-to-four single-family real property. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington housing markets in which we operate may reduce the value of the real estate collateral securing these loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices couples with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations. These declines may also have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.
Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because either we originated the loan with a relatively high combined loan-to-value ratio or because of the decline in home values in our market areas.  Residential loans with combined higher loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale proceeds.  Further, a significant amount of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property.  For these reasons, we may experience higher rates of delinquencies, default and losses on our residential loans. At June 30, 2018, $507,000 of our one-to-four single-family loans were nonperforming.
Our loan portfolio possesses increased risk as the result of subprime loans.
As of June 30, 2018, we held in our loan portfolio $2.7 million in one-to-four family mortgage loans ($2.2 million of which were fixed rate), $931,000 of home equity loans (of which $821,000 were fixed rate) and $277,000 of other types of consumer loans (of which $132,000 were fixed rate), which are considered “subprime” by federal banking regulators.  The aggregate amount of loans considered subprime at June 30, 2018 was $3.9 million or 1.0% of our total loan portfolio. In exchange for the additional lender risk associated with these loans, these borrowers generally are required to pay a higher interest rate, and depending on the severity of the credit history, a lower loan-to-value ratio may be required than for a conforming loan borrower. At the time of loan origination, our subprime borrowers had an average Fair Isaac and Company, Incorporated, or FICO, credit score of 628 and a weighted average loan-to-value ratio of 54%, which loan-to-value ratio may be significantly understated if current market values are used. A FICO score is a principal measure of credit quality and is one of the significant criteria we rely upon in our underwriting. Generally, a FICO score higher than 660 indicates the borrower has an acceptable credit reputation. At June 30, 2018, none of our subprime loans were categorized as nonperforming assets. Subprime loans are generally considered to have an increased risk of delinquency and foreclosure than do conforming loans, especially when adjustable rate loans adjust to a higher interest rate. We had not experienced such increased delinquencies or foreclosures at June 30, 2018, however, our subprime loan portfolio will be adversely affected in the event of a further downturn in regional or national economic conditions. In addition, we may not recover funds in an amount equal to any remaining loan balance. Consequently, we could sustain loan losses and potentially incur a higher provision for loan loss expense.
Our concentration in non-owner occupied residential real estate loans may expose us to increased credit risk.
At June 30, 2018, $29.8 million, or 48.0% of our residential mortgage loan portfolio and 7.5% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At June 30, 2018, we had 12 non-owner occupied residential loan relationships, with aggregate outstanding balances of $19.8 million, of which eight loan relationships had an aggregate outstanding balance over $500,000. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan. At June 30, 2018, all of our non-owner occupied residential mortgage loans complied with their loan repayment terms.
We have a concentration of large loans outstanding to a limited number of borrowers that increases our risk of loss.
We have extended significant amounts of credit to a limited number of borrowers, largely in connection with our commercial real estate, non-owner occupied residential real estate loans and construction loans. At June 30, 2018, the aggregate amount of loans to our ten largest borrowers amounted to approximately $89.4 million or 22.5% of total loans. At this date, none of the loans to our ten largest borrowers were nonperforming.
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
The FDIC, the Federal Reserve and the OCC, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending, guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have total commercial real estate loans representing 300% or more of the institutions total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. Like many community banks, we have a concentration in commercial real estate loans, and have also experienced a 16.9% growth in our commercial real estate portfolio during the past 36 months. Commercial real estate loans represent 222.8% of total risk based capital as of June 30, 2018 compared to 243.8% of total risk based capital at June 30, 2017. In addition, our total of income producing or non-owner occupied commercial real estate loans was $166.4 million or 246.5% of total capital at June 30, 2018 compared to $172.1 million or 269.8% of total capital at June 30, 2017.  While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.
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
At June 30, 2018, our nonperforming assets which consist of nonaccruing loans and real estate owned were $1.7 million, or 0.4% of total assets.  Our nonperforming assets adversely affect our net income in various ways:

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
Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In an attempt to help the overall economy, the Federal Reserve has kept interest rates low through its targeted federal funds rate. The Federal Reserve has steadily increased the federal funds rate over the last three fiscal years to a range of 1.75% to 2.00% in June 2018 and indicated further increases in the future subject to economic conditions. As the Federal Reserve increases the targeted Fed Funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.
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
If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term certificates of deposit and other deposits yielding no or a relatively low rate of interest. At June 30, 2018, we had $100.3 million in certificates of deposit that mature within one year and $55.4 million in non-interest bearing demand deposits. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, a substantial amount of our mortgage loans and home equity loans have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment. Further, a prolonged period of relatively low market interest rates, such as we are currently experiencing, could have an adverse effect on our results of operations as a result of substantially reduced asset yields.
Changes in interest rates also affect the value of our interest-earning assets and, in particular, our securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

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

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the Federal Home Loan Bank of Des Moines (“FHLB”) and other borrowings to fund our operations.  At June 30, 2018, we had $37.0 million of FHLB advances outstanding with an additional $124.9 million of available borrowing capacity.  Additionally we have $4.9 million available with Pacific Coast Bankers Bank and $1.2 million available with the Federal Reserve. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets where our loans are concentrated, or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry. Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are also strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and competition for deposits and loans in the markets we serve. In particular, our liquidity position could be significantly constrained if we are unable to access funds from the FHLB of Des Moines or other wholesale funding sources, or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.
Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected.  Further, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our operating margins and profitability would be adversely affected. In addition, any additional capital we obtain may result in the dilution of the interests of existing holders of our common stock. Lastly, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.
The financial services market is undergoing rapid technological changes, and if we are unable to stay current with those changes, we will not be able to effectively compete.
The financial services market is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success will depend, in part, on our ability to keep pace with the technological changes and to use technology to satisfy and grow customer demand for our products and services and to create additional efficiencies in our operations. We expect that we will need to make substantial investments in our technology and information systems to compete effectively and to stay current with technological changes. Some of our competitors have substantially greater resources to invest in technological improvements and will be able to invest more heavily in developing and adopting new technologies, which may put us at a competitive disadvantage. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations may be adversely affected.

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
Our security measures may not be sufficient to mitigate the risk of a cyber attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service attacks, misuse, computer viruses, malware or other malicious code and cyber attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.
Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees. The Company is continuously working to install new and upgrade its existing information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to further protect the Company against cyber risks and security breaches.
There continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Insider or employee cyber and security threats are increasingly a concern for companies, including ours. We are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cyber-security breach or other act, however, some of our clients may have been affected by these breaches, which could increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.
Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.
Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While the Company selects third-party vendors carefully, it does not control their actions. If our third-party providers encounter difficulties including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.
We cannot assure you that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

The board of directors oversees the risk management process, including the risk of cybersecurity, and engages with management on cybersecurity issues.

Our operations rely on numerous external vendors.

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by a third party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.
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
Risks Relating to the Pending Merger
The Company and the Bank will be subject to uncertainties and contractual restrictions while the proposed merger with FS Bancorp is pending.
We may have difficulty attracting, retaining and motivating key personnel until the proposed merger is complete, which could cause customers to seek to change their banking relationship with us. Some of our employees may experience uncertainty about their future roles with the combined company following the proposed merger with FS Bancorp. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company, our business could be harmed. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course prior to closing of the proposed merger with FS Bancorp. This restriction may prevent us from pursuing attractive business opportunities that may arise prior to completion of the merger.
Termination of the merger agreement could negatively impact the Company.
The Company’s shareholders will be asked to approve the proposed merger with FS Bancorp and if we fail to obtain two-thirds shareholder approval of the proposal, the merger agreement may be terminated. The merger is subject to satisfaction of additional customary closing conditions and if we cannot satisfy such conditions, the merger agreement may also be terminated. If the merger agreement is terminated, there may be various negative consequences to the Company. We may be adversely impacted by the failure to pursue other opportunities due to management’s focus on the proposed merger with FS Bancorp. We have devoted significant internal resources to the proposed merger, which would be lost if the merger is not completed. Additionally, if the merger agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. If the merger agreement is terminated under certain circumstances, the Company may be required to pay to FS Bancorp a termination fee of $2.7 million.
Completion of the merger is subject to regulatory approvals and there is no assurance those will be obtained.
Before the merger and the bank merger may be completed, FS Bancorp and Anchor Bancorp must obtain approvals from the FDIC, and DFI and a waiver from the Federal Reserve Board. Other approvals, waivers or consents from regulators may also be required. Regulatory issues could result in an inability to obtain approvals or delay their receipt. The regulators may also impose conditions on the completion of the merger or the bank merger or require changes to the terms of the merger or the bank merger. Such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of FS Bancorp following the merger, any of which might have an adverse effect on FS Bancorp following the merger. FS Bancorp is not obligated to complete the Merger if the regulatory approvals received in connection with the completion of the merger impose any unduly burdensome condition upon FS Bancorp following the merger or FS Bancorp following the bank merger.
If the proposed merger with FS Bancorp is not completed it may have a negative impact on us.
We have incurred and will continue to incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement with FS Bancorp. If the proposed merger with FS Bancorp is not completed, we would have to recognize these expenses without realizing any expected benefits of the proposed merger. In addition, if the merger is not completed and our board of directors seeks another merger or business combination, our shareholders cannot be certain that we will be able to find another party interest in acquiring us or a party willing to offer equivalent or more attractive consideration than the consideration FS Bancorp has agreed to provide.
The proposed merger has occupied a significant amount of our time and has had, and will continue to have, an impact on our employees.
Our management and board of directors have devoted and will continue to devote a significant amount of time and attention to the merger. In addition, in connection with the merger, we have incurred and will continue to incur expenses, which may be significant. FS Bancorp and Anchor Bancorp have operated and, until the completion of the merger, will continue to operate, independently. Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Anchor Bancorp and consequently on FS Bancorp. These uncertainties may impair the Company’s ability to attract, retain or motivate key personnel until the merger is consummated, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles with FS Bancorp. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with FS Bancorp, Anchor Bancorp could be harmed if the merger is not completed.
The merger agreement significantly restricts our ability to pursue alternative proposals.
The merger agreement contains non-solicitation provisions that, subject to limited exceptions, limit Anchor Bancorp’s ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of Anchor Bancorp. Although our board of directors is permitted to take certain actions in connection with the receipt of a competing acquisition proposal if it determines in good faith that the failure to do so would violate its fiduciary duties, taking such actions could, and other actions (such as withdrawing or modifying its recommendation to Anchor Bancorp shareholders that they vote in favor of approval of the merger agreement) would, entitle FS Bancorp to terminate the merger agreement and receive a termination fee of $2.7 million. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of Anchor from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share price than that proposed in the merger, or might result in a potential competing acquiror proposing to pay a lower per share price to acquire Anchor Bancorp than it might otherwise have proposed to pay. The payment of the termination fee could also have an adverse impact on Anchor Bancorp’s financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

At June 30, 2018, we had one administrative office, nine full service banking offices of which eight locations are owned and one location is leased.  At June 30, 2018, the net book value of our investment in premises, equipment and leaseholds was $8.7 million.  The net book value of our data processing and computer equipment at June 30, 2018 was $81,000.

The following table provides a list of our main and branch offices and indicates whether the properties are owned or leased:

Location	Leased or Owned	Lease Expiration Date	Square Footage	Net Book Value at June 30, 2018
				(In thousands)
ADMINISTRATIVE OFFICE
100 West First Aberdeen, Washington 98520	Owned	—	7,410	$1,087

BRANCH OFFICES:

Aberdeen (1) (2) 120 N. Broadway Aberdeen, Washington 98520	Owned	—	17,550	986

Centralia (2) 604 S. Tower Centralia, Washington 98531	Owned	—	3,000	542

Elma (2) 216 S. Third Street Elma, Washington 98541	Owned	—	2,252	263

Lacey (2) 601 Woodland Square Loop SE Lacey, Washington 98503	Owned	—	13,505	1,768

Montesano (2) 301 Pioneer Avenue East Montesano, Washington 98563	Owned	—	2,125	2,396

Ocean Shores (2) 795 Pt. Brown Avenue NW Ocean Shores, Washington 98569	Owned	—	2,550	487

Olympia (2) 2610 Harrison Avenue West Olympia, Washington 98502	Owned	—	1,882	397

(table continued on following page)

Location	Leased or Owned	Lease Expiration Date	Square Footage	Net Book Value at June 30, 2018

Puyallup (2) 10514 156th Street East Bldg B4, Suite 106 Puyallup, Washington 98374	Leased	11/30/2019	3,027	56

Westport (2) 915 N. Montesano Westport, Washington 98595	Owned	—	3,850	682

________

(1)	Includes our home branch.

(2)	Drive-up ATM available.

Item 3. Legal Proceedings

The Company or Anchor Bank from time to time is involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have material adverse effect on our consolidated financial position, results of operation, or liquidity.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The NASDAQ Stock Market LLC’s Global Market, under the symbol “ANCB.”  As of June 30, 2018, there were 2,484,030 shares of common stock issued and outstanding and we had approximately 183 shareholders of record, excluding persons or entities who hold stock in nominee or “street name” accounts with brokers.  The Company has not paid any dividends to shareholders since its formation.
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
Stock Repurchases.  There were no repurchases of the Company's outstanding shares during the quarter ended June 30, 2018.
Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

Performance Graph.  The following graph compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL All Thrift Index.  Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on June 30, 2013.

	Period Ending
Index	06/30/13	06/30/14	06/30/15	06/30/16	06/30/17	06/30/18
Anchor Bancorp	$100.00	$190.87	$224.90	$236.30	$250.50	$261.50
NASDAQ Composite	100.00	168.34	192.20	188.79	242.20	299.36
SNL Thrift Index	100.00	138.49	156.51	157.62	185.56	203.43
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

	At June 30,
	2018	2017	2016	2015	2014
FINANCIAL CONDITION DATA:	(In thousands)
Total assets	$469,654	$462,525	$431,504	$379,230	$389,128
Securities	155	165	175	554	573
Mortgage-backed securities	21,154	25,954	29,781	36,628	47,109
Loans receivable, net (1)	392,044	377,908	347,351	283,444	281,526
Deposits	359,021	345,187	300,894	299,812	311,034
FHLB advances	37,000	45,500	62,000	10,000	17,500
Total equity	67,444	65,851	63,196	63,722	53,674
__________________
(1)           Net of allowances for loan losses, loans in process and deferred loan fees.

	Year Ended June 30,
OPERATING DATA:	2018	2017	2016	2015	2014
	(In thousands)
Total interest income	$22,304	$20,279	$17,524	$16,886	$17,789
Total interest expense	4,078	3,321	2,830	3,076	3,681
Net interest income before provision for loan losses	18,226	16,958	14,694	13,810	14,108
Provision for loan losses	405	310	340	—	—
Net interest income after provision for loan losses	17,821	16,648	14,354	13,810	14,108
Noninterest income	4,043	4,264	4,205	4,503	4,075
Noninterest expense	15,711	17,523	18,025	16,807	17,760
Income before provision for income tax	6,153	3,389	534	1,506	423
Total provision (benefit) for income tax	3,962	1,039	39	(8,321)	—
Net income	$2,191	$2,350	$495	$9,827	$423

	At June 30,
OTHER DATA:	2018	2017	2016	2015	2014
Number of:
Real estate loans outstanding	1,625	1,705	1,840	1,907	1,997
Deposit accounts	18,210	18,805	19,275	20,588	21,834
Full-service offices	9	10	10	11	11

	At or For the Year Ended June 30,
KEY FINANCIAL RATIOS:	2018	2017	2016	2015	2014
Performance Ratios:
Return on assets (1)	0.48%	0.54%	0.13%	0.43%	0.10%
Return on equity (2)	3.63	4.00	0.86	3.10	0.83
Equity to total assets ratio (3)	13.10	13.46	14.75	13.87	12.66
Interest rate spread (4)	4.02	3.98	3.91	3.83	3.68
Net interest margin (5)	4.26	4.19	4.12	4.05	3.87
Average interest-earning assets to average interest-bearing liabilities	125.1	125.5	126.8	124.7	119.2
Efficiency ratio (6)	70.6	82.6	95.4	91.8	97.7
Other operating expenses as a percent of average total assets	3.4	4.0	4.6	4.5	4.4
Book value per common share	$27.15	$26.29	$25.12	$25.69	$21.70
Tangible book value per common share (7)	$27.05	$26.20	$25.04	$25.59	$21.55

Anchor Bank Capital Ratios:
Tier I leverage	13.5	13.0	13.5	14.3	13.6
Common equity tier I capital (8)	15.5	14.1	14.7	16.2	N/A
Tier I risk-based	15.5	14.1	14.7	16.2	16.8
Total risk-based	16.6	15.1	15.7	17.4	18.0

Asset Quality Ratios:
Nonaccrual and 90 days or more past due loans as a percent of total loans	0.2	1.0	0.6	0.7	1.6
Nonperforming assets as a percent of total assets	0.4	1.0	0.6	0.7	2.5
Allowance for loan losses as a percent of total loans	1.1	1.1	1.1	1.3	1.6
Allowance for loan losses as a percent of nonperforming loans	466.9	110.8	191.6	185.0	98.1
Net charge-offs to average outstanding loans	0.0	0.0	0.1	0.3	0.2
_______________________

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Average equity divided by average total assets.

(4)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	The efficiency ratio represents the ratio of noninterest expense divided by the sum of net interest income and noninterest income.

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

	June 30, 2018	June 30, 2017
	(In thousands)

Stockholders' equity	$67,444	$65,851
Less: intangible assets	250	232
Tangible common stockholders' equity	$67,194	$65,619

Total assets	$469,654	$462,525
Less: intangible assets	250	232
Tangible assets	$469,404	$462,293

Tangible common stockholders' equity	$67,194	$65,619
Common shares outstanding at end of period	2,484,030	2,504,740
Common stockholders' equity (book value) per share (GAAP)	$27.15	$26.29
Tangible common stockholders' equity (tangible book value) per share (non-GAAP)	$27.05	$26.20

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

Overview

Anchor Bancorp is a bank holding company which primarily engages in the business activity of its subsidiary, Anchor Bank.  Anchor Bank is a community-based savings bank primarily serving Western Washington through our nine full-service banking offices located within Grays Harbor, Thurston, Lewis, and Pierce counties, and one loan production office located in King County, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences, as well as consumer loans, with an emphasis on home equity loans and lines of credit. Recently, we have been aggressively offering commercial real estate, multi-family, and construction loans primarily in Western Washington.

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

Operating Strategy

Our focus is on managing our problem assets, increasing our higher-yielding assets (commercial and multi-family real estate loans), increasing our core deposit balances, reducing expenses, and retaining experienced employees with a commercial lending focus.  We seek to achieve these results by focusing on the following objectives:

Origination of commercial real estate loans. We plan to continue our focus on commercial real estate loans; we maintain a diversified portfolio the majority of these loans are secured by commercial income producing properties, including retail centers, warehouses, and office buildings located in our market areas.  At June 30, 2018 our commercial real estate portfolio totaled $150.0 million, or 37.7% of our total loan portfolio. We plan to increase our focus of owner-occupied commercial real estate which will bring a relationship that will potentially increase commercial business as well as deposits.

We also are focused on increasing multi-family loans. As of June 30, 2018 our multi-family portfolio totaled $57.6 million or 14.5% of our total loan portfolio. Our multi-family loans are geographically diversified primarily in King County.

Maintaining our focus on asset quality. We believe that strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans, resolving nonperforming loans, and selling foreclosed assets. Nonperforming assets have decreased from $12.4 million at June 30, 2013, to $1.7 million at June 30, 2018. The level of our nonperforming assets has been reduced through write-downs, collections, modifications, and sales of real estate owned and repossessed assets.  We have taken proactive steps to resolve our nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with our borrowers when appropriate. We have also accepted short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss to us than foreclosure.  During the latter part of fiscal 2007, as part of management’s decision to reduce the risk profile of our loan portfolio, we implemented more stringent underwriting guidelines and procedures.  Prior to this time our underwriting emphasis with respect to commercial real estate, multi-family and construction loans focused heavily on the value of the collateral securing the loan, with less emphasis placed on the borrower’s debt servicing capacity or other credit factors.  Our revised underwriting guidelines place greater emphasis on the borrower’s credit, debt service coverage and cash flows as well as on collateral appraisals.  Additionally, our policies with respect to loan extensions became more conservative than our previous policies, and now require that a review of all relevant factors, including loan terms, the condition of the security property, market changes and trends that may affect the security property and financial condition of the borrower conform to our revised underwriting guidelines and that the extension be in our best interest.

Improving our Earnings by Expanding Our Product Offerings.  We intend, subject to market conditions, to prudently increase the percentage of our assets consisting of higher-yielding commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations.  At June 30, 2018, our commercial business loans totaled $20.3 million, or 5.1% of our total loan portfolio.  We also intend to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling our loan and deposit products and additional services to our customers such as electronic invoicing and payroll services for our business customers.

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

Continued Expense Control.  Management has undertaken several initiatives to reduce noninterest expense and will continue to emphasize the identification of cost savings opportunities throughout all phases of our operations.  Our expense control measures have included eliminating Anchor Bank’s discretionary matching contribution to its 401(k) plan, reducing most marketing expenses and charitable contributions, cancelling certain projects and capital purchases, and reducing travel and entertainment expenditures.  Recently, we have also reduced our number of full-time equivalent employees to 88.5 at June 30, 2018 from 103 at June 30, 2017, primarily by closing our last Wal-Mart in store branch office. Noninterest expense decreased by $1.8 million or 10.3% to $15.7 million during fiscal 2018 as compared to $17.5 million during fiscal years 2017 and were $18.0 million in fiscal 2016.

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, we carried no valuation allowance at June 30, 2018. The tax provision for the period is equal to the net change in the net deferred tax asset from the beginning to the end of the period, less amounts applicable to the change in value related to securities available-for-sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from REO, deferred loan fees and costs, and loan loss reserves. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

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

Comparison of Financial Condition at June 30, 2018 and June 30, 2017

General. Total assets increased $7.1 million, or 1.5%, to $469.6 million at June 30, 2018 from $462.5 million at June 30, 2017.  The increase in assets was primarily a result of a $14.1 million, or 3.7% increase in loans receivable, net, to $392.0 million at June 30, 2018 from $377.9 million at June 30, 2017. In addition, cash and cash equivalent increased $3.4 million, or 23.8%, to $17.6 million at June 30, 2018 from $14.2 million at June 30, 2017. Partially offsetting these increases was a $4.4 million or 55.2% decrease in our deferred tax asset, net, to $3.6 million at June 30, 2018 from $8.0 million at June 30, 2017 primarily due to a one-time revaluation adjustment of $2.4 million to our deferred tax assets and tax liabilities to account for future corporate tax rates resulting from the Tax Cuts and Jobs Act of 2017 enacted in December 2017 (the “Tax Act”), a $3.4 million or 16.3% decline in securities available-for-sale, and a $1.4 million, or 27.6% decline in securities held-to-maturity. Further, loans held for sale decreased to $98,000 at June 30, 2018 from $1.5 million at June 30, 2017. Total liabilities increased $5.5 million, or 1.4%, to $402.2 million at June 30, 2018 compared to $396.7 million at June 30, 2017 primarily as the result of a $13.8 million increase in deposits partially offset by a $8.5 million decrease in Federal Home Loan Bank advances.

Assets. For the year ended June 30, 2018, total assets increased $7.1 million. The following table details the increases and decreases in the composition of our assets from June 30, 2017 to June 30, 2018:

	Balance at June 30, 2018	Balance at June 30, 2017	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$17,568	$14,194	$3,374	23.8%
Securities, available-for-sale	17,725	21,170	(3,445)	(16.3)
Securities, held-to-maturity	3,584	4,949	(1,365)	(27.6)
Loans receivable, net of allowance for loan losses	392,044	377,908	14,136	3.7
Real estate owned, net	737	867	(130)	(15.0)

Cash and cash equivalents increased by $3.4 million, or 23.8%, to $17.6 million at June 30, 2018, from $14.2 million at June 30, 2017 due to an increase in deposits.

Securities available-for-sale decreased by $3.4 million, or 16.3%, to $17.7 million at June 30, 2018 from $21.1 million at June 30, 2017. Securities held-to-maturity decreased $1.4 million, or 27.6%, to $3.5 million at June 30, 2018 from $4.9 million at June 30, 2017. Our securities portfolio is almost entirely comprised of mortgage-backed securities. The decreases in these portfolios were primarily the result of contractual principal repayments.

Loans receivable, net, increased $14.1 million, or 3.7%, to $392.0 million at June 30, 2018 from $377.9 million at June 30, 2017. Construction loans increased $36.7 million, or 74.7%, to $85.9 million at June 30, 2018 from $49.2 million at June 30, 2017. Our construction loans are for the construction of multi-family and loans for the construction of one-to-four family residences. There was $28.6 million in undisbursed construction loan commitments at June 30, 2018. One-to-four family loans increased $2.4 million, or 4.0%, to $62.1 million at June 30, 2018 from $59.7 million at June 30, 2017. Commercial business loans decreased $11.3 million, or 35.7%, to $20.3 million at June 30, 2018 from $31.6 million at June 30, 2017 primarily related to the payoff of a $9.0 million loan participation. Commercial real estate loans decreased $5.5 million, or 3.5%, to $150.0 million at June 30, 2018 from $155.5 million at June 30, 2017. We also reclassified a $2.0 million multi-tenant commercial real estate loan to real estate owned ("REO") and recorded during the year ended June 30, 2018 a $200,000 charge upon transfer to reflect its fair market value. Multi-family loans decreased $2.9 million, or 4.7%, to $57.6 million at June 30, 2018 from $60.5 million at June 30, 2017. Land loans decreased $2.5 million, or 31.5%, to $5.5 million at June 30, 2018 from $8.0 million at June 30, 2017. Consumer loans decreased $2.8 million, or 15.1%, to $15.9 million at June 30, 2018 from $18.7 million at June 30, 2017.

REO, net decreased $130,000, or 15.0%, to $737,000 at June 30, 2018 from $867,000 at June 30, 2017. The $130,000 decrease was a result of the transfer of loans to REO totaling $1.8 million and $823,000 in capital improvements partially offset by REO sales of $2.7 million.

Liabilities. Total liabilities increased $5.5 million, or 1.4%, to $402.2 million at June 30, 2018 compared to $396.7 million at June 30, 2017. Deposits increased $13.8 million to $359.0 million at June 30, 2018 from $345.2 million at June 30, 2017, primarily due to a $21.0 million increase in certificates of deposit and a $5.3 million increase in demand deposits, partially offset by a $13.3 million decrease in money market accounts. Partially offsetting this increase was a $8.5 million decrease in Federal Home Loan Bank advances.

Deposits.  Total deposits increased $13.8 million, or 4.0%, to $359.0 million at June 30, 2018 from $345.2 million at June 30, 2017 primarily due to a $21.0 million increase in certificates of deposit. The increase in certificate of deposits was the result of the Bank's deposit marketing campaign, as well as other deposit gathering activities. Partially offsetting this increase, money market accounts decreased $13.3 million, or 18.2%, to $59.8 million at June 30, 2018 from $73.1 million at June 30, 2017. Our core deposits, which consist of all deposits other than certificates of deposit, decreased by $7.1 million, or 3.5%, to $193.5 million at June 30, 2018 from $200.7 million at June 30, 2017.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at June 30, 2018	Balance at June 30, 2017	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$55,381	$52,606	$2,775	5.3%
Interest-bearing demand deposits	34,030	31,464	2,566	8.2
Money market accounts	59,863	73,154	(13,291)	(18.2)
Savings deposits	44,271	43,454	817	1.9
Certificates of deposit	165,476	144,509	20,967	14.5
Total deposit accounts	$359,021	$345,187	$13,834	4.0%

Borrowings. FHLB advances decreased $8.5 million, or 18.7%, to $37.0 million at June 30, 2018 from $45.5 million at June 30, 2017.

Stockholders' Equity.  Total stockholders' equity increased $1.6 million, or 2.4%, to $67.4 million at June 30, 2018 from $65.9 million at June 30, 2017 primarily due to net income of $2.2 million, which was partially offset by a $344,000 increase in other comprehensive loss, net of tax, and the $249,000 which is the repurchase of shares at $24.85 per share.

Comparison of Operating Results for the Years Ended June 30, 2018 and June 30, 2017

General.  Net income for the year ended June 30, 2018 was $2.2 million or $0.90 per diluted share compared to net income of $2.4 million or $0.97 per diluted share for the year ended June 30, 2017. The revaluation of the Company's deferred tax asset due to the Tax Act resulted in a $2.4 million charge to the Company's income tax expense for the year ended June 30, 2018.

Net Interest Income.  Net interest income before the provision for loan losses increased $1.2 million, or 7.5%, to $18.2 million for the year ended June 30, 2018, from $17.0 million for the year ended June 30, 2017 due primarily to an increase in average loans receivable. Average loans receivable, net, for the year ended June 30, 2018 increased $26.8 million, or 7.2%, to $396.6 million compared to $369.8 million for the prior year.

Our net interest margin increased seven basis points to 4.26% for the year ended June 30, 2018, from 4.19% for the prior fiscal year.  The improvement in our net interest margin compared to a year ago primarily reflects the increase in the average balance of loans receivable, in particular construction loans. The average yield on interest-earning assets increased 21 basis points to 5.22% for the year ended June 30, 2018 from 5.01% for the year ended June 30, 2017 reflecting the increase in higher yielding construction loan and the repricing of variable rate loans to higher interest rates. The average cost of interest-bearing liabilities increased 16 basis points to 1.19% during the year ended June 30, 2018 from 1.03% during the year ended June 30, 2017, reflecting the increases in interest rates over the last year. The average cost of total deposits increased 13 basis points to 1.15% for the year ended June 30, 2018 from 1.02% for the prior year. Our net interest rate spread increased to 4.02% for the year ended June 30, 2018 as compared to 3.98% for the year ended June 30, 2017.

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

	Year Ended June 30, 2018 Compared to June 30, 2017
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$651	$1,420	$2,071
Mortgage-backed securities	4	(91)	(87)
Investment securities, FHLB and cash and cash equivalents	42	(1)	41
Total net change in income on interest-earning assets	697	1,328	2,025
Interest-bearing liabilities:
Savings deposits	(1)	1	—
Interest bearing demand deposits	(1)	2	1
Money market accounts	78	(33)	45
Certificates of deposit	40	592	632
FHLB advances	176	(97)	79
Total net change in expense on interest-bearing liabilities	292	465	757
Net change in net interest income	$405	$863	$1,268

Interest Income. Total interest income for the year ended June 30, 2018 increased $2.0 million, or 10.0%, to $22.3 million, from $20.3 million for the year ended June 30, 2017. The increase during the year was primarily attributable to the increase in the average balance of loans receivable, net. For the year ended June 30, 2018, average loans receivable, net, increased $26.8 million or 7.2% to $396.6 million from $369.8 million for the year ended June 30, 2017. The average yield on loans receivable, net, increased 16 basis points to 5.46% for the year ended June 30, 2018 compared to 5.30% for the prior year. Average mortgage-backed securities declined $4.2 million during the year ended June 30, 2018 compared to the prior year. The average yield on mortgage-backed securities increased one basis point to 2.15% for the year ended June 30, 2018 compared to 2.14% for the prior year. Average interest-earning assets increased $22.5 million, or 5.5%, to $427.6 million for the year ended June 30, 2018 compared to $405.1 million for 2017.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest income for the years ended June 30, 2018 and 2017:

	Year Ended June 30,
	2018		2017		Increase/(Decrease) in Interest and Dividend Income from 2017
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$396,568	5.46%	$369,757	5.30%	$2,071
Mortgage-backed securities	23,529	2.15	27,767	2.14	(87)
Investment securities	160	6.25	170	5.88	—
FHLB stock	2,243	3.79	2,551	2.94	10
Cash and cash equivalents	5,102	1.00	4,869	0.41	31
Total interest-earning assets	$427,602	5.22%	$405,114	5.01%	$2,025
Interest Expense.  Interest expense increased $757,000, or 22.8%, to $4.1 million for the year ended June 30, 2018 from $3.3 million for the year ended June 30, 2017.  The increase was primarily attributable to the increase in the average balance of certificates of deposit, and to a lesser extent, the average cost of FHLB advances. The average balance of certificates of deposits increased

$30.3 million or 24.9% and the average cost increased by three basis points to 1.98% as compared to the prior year. At June 30, 2018, $100.3 million of our certificates of deposit with a weighted average rate of 2.04% will mature within one year. The increase in certificates of deposit was the result of the Bank's deposit marketing campaign as well as other deposit gathering activities. Also contributing to the increase in deposit costs was a $5.5 million or 18.9% increase in the average balance of demand deposits to $34.7 million for the year ended June 30, 2018 compared to $29.2 million for the for the year ended June 30, 2017.

The average cost of FHLB advances increased 42 basis points to 1.51% for the year ended June 30, 2018 compared to 1.09% for the same period of the prior year reflecting recent increases in interest rates. The average balance of FHLB advances decreased $8.9 million, or 17.3% to $42.6 million for the year ended June 30, 2018 compared to $51.5 million for last year.

The average balance of total interest-bearing liabilities increased $19.1 million, or 5.9%, to $341.8 million for the year ended June 30, 2018 from $322.7 million for the year ended June 30, 2017 primarily due to the increase in certificates of deposit which we utilized to fund our loan growth.

The following table details average balances, cost of funds and the change in interest expense for the years ended June 30, 2018 and 2017:

	Year Ended June 30,
	2018		2017		Increase/(Decrease) in Interest Expense from 2017
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Savings deposits	$44,556	0.15%	$44,202	0.15%	$—
Interest-bearing demand deposits	34,732	0.04	29,207	0.04	1
Money market accounts	67,951	0.52	76,163	0.40	45
Certificates of deposit	151,965	1.98	121,614	1.95	632
FHLB advances	42,585	1.51	51,497	1.09	79
Total interest-bearing liabilities	$341,789	1.19%	$322,683	1.03%	$757

Provision for Loan Losses.  In connection with our analysis of the loan portfolio, management determined that a $405,000 provision for loan losses was required for the year ended June 30, 2018 compared to a $310,000 provision for the year ended June 30, 2017, primarily reflecting our loan growth. Net loan charge-offs were $141,000 for year ended June 30, 2018 as compared to net loan recoveries of $17,000 for the last fiscal year.  The $252,000 of loans charged off during the fiscal year included $52,000 of direct consumer loans, including credit cards and $200,000 of commercial real estate. Nonperforming assets were $1.7 million or 0.4% of total assets at June 30, 2018, compared to $4.6 million, or 1.0% of total assets at June 30, 2017.  Total delinquent loans (past due 30 days or more), decreased $2.1 million, or 50.9%, to $2.0 million at June 30, 2018 from $4.1 million at June 30, 2017. Nonperforming loans decreased to $936,000 at June 30, 2018 from $3.7 million at June 30, 2017. The ratio of nonperforming loans, consisting solely of nonaccrual loans, to total loans decreased to 0.2% at June 30, 2018 from 1.0% at June 30, 2017. Classified loans decreased to $936,000 at June 30, 2018 from $3.7 million a year ago. The allowance for loan losses of $4.4 million at June 30, 2018 represented 1.1% of loans receivable and 466.9% of nonperforming loans. This compares to an allowance for loan losses of $4.1 million at June 30, 2017, representing 1.1% of loans receivable and 110.8% of nonperforming loans.

Management considers the allowance for loan losses at June 30, 2018 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the years ended June 30, 2018 and 2017:

	At or For the Year Ended June 30,
	2018	2017
	(Dollars in thousands)
Provision for loan losses	$405	$310
Net charge-offs (recoveries)	141	(17)
Allowance for loan losses	4,370	4,106
Allowance for losses as a percentage of total loans receivable at the end of this period	1.1%	1.1%
Nonaccrual and 90 days or more past due loans still accruing interest	$936	$3,704
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	466.9%	110.8%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.2%	1.0%
Total loans	$397,416	$383,306

We continue to restructure our delinquent loans, when appropriate, so our borrowers can continue to make payments while minimizing the Company's potential loss. As of June 30, 2018 and 2017 there were 22 and 26 loans, respectively, with aggregate net principal balances of $3.1million and $4.3 million, respectively, that we have identified as TDRs. At June 30, 2018 and 2017 there were $108,000 and $131,000, respectively, of TDRs included in nonperforming loans.

Noninterest Income.  Noninterest income decreased $221,000, or 5.2%, to $4.0 million for the year ended June 30, 2018 from $4.3 million for the year ended June 30, 2017.  The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollars in thousands)
Deposit service fees	$1,098	$1,330	$(232)	(17.4)%
Other deposit fees	777	751	26	3.5
Other loan fees	877	832	45	5.4
Gain on sale of loans	175	183	(8)	(4.4)
Increase in surrender value of life insurance investment	516	515	1	0.2
Other income	600	653	(53)	(8.1)
Total noninterest income	$4,043	$4,264	$(221)	(5.2)%

Noninterest income decreased during the year ended June 30, 2018, primarily due to a $232,000 or 17.4% decrease in deposit service fees as consumers reduced their deposit account overdrafts.

Noninterest Expense.  Noninterest expense decreased $1.8 million, or 10.3%, to $15.7 million for the year ended June 30, 2018 from $17.5 million for the year ended June 30, 2017.  The following table provides an analysis of the changes in the components of noninterest expense:

	At or For the Year Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$8,698	$9,019	$(321)	(3.6)%
General and administrative expenses	2,239	2,944	(705)	(23.9)
Merger expense	63	406	(343)	(84.5)
Real estate holding cost	157	48	109	227.1
FDIC insurance premium	190	145	45	31.0
Information technology	2,024	2,105	(81)	(3.8)
Occupancy and equipment	1,741	1,889	(148)	(7.8)
Deposit services	394	462	(68)	(14.7)
Marketing	364	564	(200)	(35.5)
Gain on sale of property, premises and equipment	(11)	—	(11)	—
Gain on sale of REO	(148)	(59)	(89)	150.8
Total noninterest expense	$15,711	$17,523	$(1,812)	(10.3)%

Noninterest expense decreased during the year ended June 30, 2018 primarily due to general and administrative decreasing $705,000, or 23.9%, from $2.9 million at June 30, 2017 to $2.2 million for the year ended June 30, 2018. Unfunded commitment reserve expense declined reflecting the decrease in undisbursed construction loans during the year ended June 30, 2018. Merger expense associated with the then pending merger with Washington Federal, Inc. decreased $343,000, or 84.5% to $63,000 for the year ended June 30, 2018 from $406,000 in the previous year. Compensation and benefits decreased $321,000, or 3.6%, to $8.7 million from $9.0 million. The decrease in compensation and benefits expense was primarily due to a reduction of $545,000 of stock based compensation awarded under the Anchor Bancorp 2015 Equity Plan to $91,000 for the year ended June 30, 2018 from $636,000 in the previous year and a $379,000 decrease reflecting reduced staffing partially offset by $581,000 in retention bonuses paid associated with the then pending Washington Federal merger. These decreases were partially offset by a $109,000 increase in real estate holding costs to $157,000 for the year ended June 30, 2018 from $48,000 primarily due to a $200,000 charge upon transfer of a commercial real estate property to REO, as discussed above.

Our efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 70.6% for the year ended June 30, 2018 compared to 82.6% for the year ended June 30, 2017. By definition, a lower efficiency ratio would be an indication that we are more efficiently utilizing resources to generate net interest income and other fee income.

Provision for Income Taxes.  The Company had a $3.9 million provision for income taxes for the year ended June 30, 2018 compared to $1.0 million for the year ended June 30, 2017. The increase in the provision for income taxes was due primarily to a net tax charge of $2.4 million resulting from the revaluation of net deferred tax assets consistent with the Tax Act and the increase in net income before income taxes, leading to the higher effective tax rate in fiscal 2018 as compared to fiscal 2017. The Tax Act reduced the federal corporate income tax rate from a maximum 35% to a flat 21% as of January 1, 2018. Since the Company has a fiscal year end of June 30th, the reduced corporate federal income tax rate for fiscal year 2018 was the result of the application of a blended federal statutory tax rate of 28%, which was based on the applicable federal corporate income tax rates before and after the Tax Act and corresponding number of days in the fiscal year before and after enactment. The Company will realize the full impact of the reduced statutory federal corporate income tax rate of 21% in fiscal 2019, which began on July 1, 2018.

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

For the year ended June 30, 2017, total assets increased $31.0 million. The following table details the increases and decreases in the composition of our assets from June 30, 2016 to June 30, 2017:

	Balance at June 30, 2017	Balance at June 30, 2016	Increase (Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$14,194	$8,320	$5,874	70.6%
Securities, available-for-sale	21,170	23,665	(2,495)	(10.5)
Securities, held-to-maturity	4,949	6,291	(1,342)	(21.3)
Loans receivable, net of allowance for loan losses	377,908	347,351	30,557	8.8
Real estate owned	867	373	494	132.4

Securities available-for-sale decreased by $2.5 million, or 10.5%, to $21.0 million at June 30, 2017 from $23.6 million at June 30, 2016. Securities held-to-maturity decreased $1.3 million, or 21.3%, to $4.9 million at June 30, 2017 from $6.3 million at June 30, 2016. The decreases in these portfolios were primarily the result of contractual principal repayments.

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

The following table details the changes in deposit accounts at the dates indicated:

	Balance at June 30, 2017	Balance at June 30, 2016	Increase (Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$52,606	$50,781	$1,825	3.6%
Interest-bearing demand deposits	31,464	27,419	4,045	14.8
Money market accounts	73,154	59,270	13,884	23.4
Savings deposits	43,454	44,986	(1,532)	(3.4)
Certificates of deposit	144,509	118,438	26,071	22.0
Total deposit accounts	$345,187	$300,894	$44,293	14.7%

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

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest income for the years ended June 30, 2017 and 2016:

	Year Ended June 30,
	2017		2016		Increase/ (Decrease) in Interest Income from 2016
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$369,757	5.30%	$310,740	5.40%	$2,801
Mortgage-backed securities	27,767	2.14	33,035	2.05%	(82)
Investment securities	170	5.88	318	5.35%	(7)
FHLB stock	2,551	2.94	1,491	1.48%	53
Cash and cash equivalents	4,869	0.41	11,210	0.27%	(10)
Total interest-earning assets	$405,114	5.01%	$356,794	4.91%	$2,755

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

The following table details average balances, cost of funds and the change in interest expense for the years ended June 30, 2017 and 2016:

	Year Ended June 30,
	2017		2016		Increase/(Decrease) in Interest Expense from 2016
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Savings deposits	$44,202	0.15%	$44,160	0.15%	$—
Interest-bearing demand deposits	29,207	0.04	26,844	0.04%	2
Money market accounts	76,163	0.40	61,949	0.17%	200
Certificates of deposit	121,614	1.95	122,528	1.96%	(31)
FHLB advances	51,497	1.09	25,816	0.94	320
Total interest-bearing liabilities	$322,683	1.03%	$281,297	1.01%	$491

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

The following table details activity and information related to the allowance for loan losses for the year ended June 30, 2017 and 2016:

	At or For the Year Ended June 30,
	2017	2016
	(Dollars in thousands)
Provision for loan losses	$310	$340
Net (recoveries) charge-offs	(17)	282
Allowance for loan losses	4,106	3,779
Allowance for losses as a percentage of total loans receivable at the end of the period	1.1%	1.1%
Nonaccrual and 90 days or more past due loans still accruing interest	$3,704	$1,972
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	110.8%	191.6%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	1.0%	0.6%
Total loans	$383,306	$352,077

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

Noninterest Expense.  Noninterest expense decreased $502,000, or 2.8%, to $17.5 million for the year ended June 30, 2017 from $18.0 million for the year ended June 30, 2016.  The following table provides an analysis of the changes in the components of noninterest expense:

	At or For the Year Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$9,019	$9,708	$(689)	(7.1)%
General and administrative expenses	2,944	3,175	(231)	(7.3)
Merger expense	406	—	406	100.0
Real estate holding costs	48	146	(98)	(67.1)
FDIC insurance premium	145	264	(119)	(45.1)
Information technology	2,105	1,760	345	19.6
Occupancy and equipment	1,889	1,875	14	0.7
Deposit services	462	477	(15)	(3.1)
Marketing	564	674	(110)	(16.3)
Loss on sale of property, premises and equipment	—	4	(4)	(100.0)
Gain on sale of REO	(59)	(58)	(1)	1.7
Total noninterest expense	$17,523	$18,025	$(502)	2.8%

Noninterest expense decreased during the year ended June 30, 2017 primarily due to compensation and benefits decreasing $689,000, or 7.1%, from $9.7 million at June 30, 2016 to $9.0 million for the year ended June 30, 2017. The decrease in compensation and benefits expense was primarily due to a reduction of $1.2 million of stock based compensation awarded under the Plan to $636,000 for the year ended June 30, 2017 from $1.8 million in the previous year. General and administrative costs decreased $231,000, or 7.3% from $3.2 million to $2.9 million for the year ended June 30, 2017 primarily due to cost savings associated with our new credit card core system. Partially offsetting the decrease in compensation and benefits was an increase of $315,000 for employee loan commissions to $505,000 for the year ended June 30, 2017 from $190,000 in the previous year resulting from increased loan production. These decreases were partially offset by a $345,000 increase in information technology expense to $2.1 million for the year ended June 30, 2017 from $1.8 million for the previous year primarily due to increased core processing costs and a software termination cost of $44,000. Merger expenses were $406,000 which are primarily due to legal and professional fees associated with the then pending merger with Washington Federal, Inc.

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

	Year Ended June 30,
	2018			2017			2016
	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost
				(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$396,568	$21,651	5.46%	$369,757	$19,580	5.30%	$310,740	$16,779	5.40%
Mortgage-backed securities	23,529	507	2.15	27,767	594	2.14	33,035	676	2.05
Investment securities	160	10	6.25	170	10	5.88	318	17	5.35
FHLB stock	2,243	85	3.79	2,551	75	2.94	1,491	22	1.48
Cash and cash equivalents	5,102	51	1.00	4,869	20	0.41	11,210	30	0.27
Total interest-earning assets	427,602	22,304	5.22	405,114	20,279	5.01	356,794	17,524	4.91
Noninterest earning assets	32,819			31,417			31,849
Total average assets	$460,421			$436,531			$388,643
Interest-bearing liabilities:
Savings deposits	44,556	67	0.15	44,202	67	0.15	44,160	67	0.15
Interest-bearing demand deposits	34,732	14	0.04	29,207	13	0.04	26,844	11	0.04
Money market accounts	67,951	350	0.52	76,163	305	0.40	61,949	105	0.17
Certificates of deposit	151,965	3,005	1.98	121,614	2,373	1.95	122,528	2,404	1.96
Total deposits	299,204	3,436	1.15	271,186	2,758	1.02	255,481	2,587	1.01
FHLB advances	42,585	642	1.51	51,497	563	1.09	25,816	243	0.94
Total interest-bearing liabilities	341,789	4,078	1.19	322,683	3,321	1.03	281,297	2,830	1.01
Noninterest-bearing liabilities	58,295			55,088			50,007
Total average liabilities	400,084			377,771			331,304
Average equity	60,337			58,760			57,339
Total liabilities and equity	$460,421			$436,531			$388,643
Net interest income			$18,226			$16,958			$14,694
Interest rate spread			4.02%			3.98%			3.91%
Net interest margin			4.26%			4.19%			4.12%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.1%			125.5%			126.8%
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

	At June 30, 2018	Year Ended June 30,
		2018	2017	2016
Weighted average yield on:
Loans receivable, net	5.36%	5.46%	5.30%	5.40%
Mortgage-backed securities	2.81	2.15	2.14	2.05
Investment securities	5.64	6.25	5.88	5.35
FHLB stock	4.17	3.79	2.94	1.48
Cash and cash equivalents	0.36	1.00	0.41	0.27
Total interest-earning assets	5.10	5.22	5.01	4.91
Weighted average rate paid on:
Savings accounts	0.15	0.15	0.15	0.15
Interest-bearing demand deposits	0.06	0.04	0.04	0.04
Money market accounts	0.59	0.52	0.40	0.17
Certificates of deposit	1.98	1.98	1.95	1.96
Total average deposits	1.22	1.15	1.02	1.01
FHLB advances	1.63	1.51	1.09	0.94
Total interest-bearing liabilities	1.08	1.19	1.03	1.01

Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest-bearing liabilities)	4.02	4.02	3.98	3.91

Net interest margin (net interest income (expense) as a percentage of average interest-earning assets)	N/A	4.26	4.19	4.12

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

	Year Ended June 30, 2018 Compared to June 30, 2017 Increase (Decrease) Due to			Year Ended June 30, 2017 Compared to June 30, 2016 Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$651	$1,420	$2,071	$(386)	$3,187	$2,801
Mortgage-backed securities	4	(91)	(87)	26	(108)	(82)
Investment securities, FHLB stock and cash and cash equivalents	42	(1)	41	65	(29)	36
Total net change in income on interest-earning assets	$697	$1,328	$2,025	$(295)	$3,050	$2,755
Interest-bearing liabilities:
Savings accounts	$(1)	$1	$—	$—	$—	$—
Interest-bearing demand deposits	(1)	2	1	1	1	2
Money market accounts	78	(33)	45	176	24	200
Certificates of deposit	40	592	632	(13)	(18)	(31)
FHLB advances	176	(97)	79	78	242	320
Total net change in expense on interest-bearing liabilities	$292	$465	$757	$242	$249	$491
Net change in net interest income	$405	$863	$1,268	$(537)	$2,801	$2,264

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

We generally have found that a number of our deposit accounts are less rate sensitive than others.  Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them.  These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at June 30, 2018 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.  The current targeted federal funds rate is a range of 1.75% to 2.00% making an immediate change of -200 and -300 basis points improbable.

Basis Point Change in Rates	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets		Market Value of Assets (4)
	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)
	(Dollars in thousands)
300	$63,149	$(1,836)	(2.83)%	14.58%	0.29%	$433,175
200	64,118	(867)	(1.33)	14.56	0.27	440,433
100	64,796	(189)	(0.29)	14.47	0.18	447,696
Base	64,985	—	—	14.29	—	454,787
(100)	64,150	(835)	(1.28)	13.90	(0.39)	461,557
__________

(1)	Represents the decrease in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.

(2)	Calculated as the net portfolio value divided by the market value of assets (“net portfolio value ratio”).

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

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at June 30, 2018, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
	(Dollars in thousands)
300	$22,844	$1,900	9.1%
200	22,210	1,266	6.0
100	21,551	607	2.9
Base	20,944	—	—
(100)	19,790	(1,154)	(5.5)

(1)	Represents the increase (decrease) of the estimated net interest income at the indicated change in interest rates compared to net interest income assuming no change in interest rates.

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

The following table presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2018.  These amounts are based on daily averages.

	Within Six Months	Over Six Months to One Year	Over 1 - 3 Years	Over 3 - 5 Years	Over 5 - 10 Years	Over 10 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$160,425	$47,238	$117,868	$48,609	$14,911	$7,826	$396,877
Investments and other interest bearing deposits	1,451	1,416	5,198	4,406	6,415	2,388	21,274
Life insurance investment, net	20,546	—	—	—	—	—	20,546
Total rate sensitive assets	182,422	48,654	123,066	53,015	21,326	10,214	438,697
Interest-bearing liabilities:
Deposits	224,693	15,528	50,918	39,146	31,927	—	362,212
Borrowings	—	7,500	29,500	—	—	—	37,000
Total rate sensitive liabilities	224,693	23,028	80,418	39,146	31,927	—	399,212

Excess (deficiency) of interest sensitivity assets over interest sensitivity liabilities	(42,271)	25,626	42,648	13,869	(10,601)	10,214	39,485
Cumulative (deficiency) excess of interest sensitivity assets	(42,271)	(16,645)	26,003	39,872	29,271	39,485	—
Cumulative gap as a % of earning assets	(9.64)%	(3.79)%	5.93%	9.09%	6.67%	9.00%	—

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments.  At June 30, 2018, the total approved loan origination commitments outstanding amounted to $4.5 million and undisbursed construction loan commitments totaled $28.6 million. At the same date, unused lines of credit were $46.5 million. At June 30, 2018, cash and cash equivalents was $17.6 million and securities available for sale totaled $17.7 million. The Bank also maintains advance lines of credit with FHLB Des Moines, Pacific Coast Bankers Bank and the Federal Reserve totaling $124.9 million.

For purposes of determining our liquidity position, we use the liquidity ratio, a regulatory measure of liquidity calculated as the total of net cash, short-term, and marketable assets divided by net deposits and short-term liabilities. Our Board of Directors has established a liquidity ratio target of 10%.  During the year ended June 30, 2018, our average liquidity ratio was 7.07%, which indicates we were below the liquidity standard set by our Board. Our liquidity ratio was 8.75% at June 30, 2018. Management believes the Bank's current liquidity position is adequate to meet foreseeable short and long term liquidity requirements.

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

Certificates of deposit scheduled to mature in one year or less at June 30, 2018 totaled $100.3 million. We had one brokered deposit for $5.0 million at June 30, 2018. Management’s policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Recently we have targeted certain deposit rates at a lower level as part of our efforts to reduce higher costing certificates of deposits as part of our overall capital and liquidity strategy. Based on historical experience, we believe that a significant portion of maturing deposits will remain with Anchor Bank. In addition, we had the ability at June 30, 2018 to borrow an additional $124.9 million from the FHLB of Des Moines. We also have a line of credit with the Federal Reserve Bank of San Francisco for $1.2 million which is collateralized with securities and a line of credit for $5.0 million with Pacific Coast Bankers Bank.

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

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. The Company's primary sources of income are dividends from the Bank, ESOP loan payments and ESOP loan interest income. During the year ended June 30, 2018, the Bank paid a $1.0 million dividend to the Company. The payment is being used for the Company's general corporate purposes, including supporting the Company's ongoing operations. At June 30, 2018, the Company (on an unconsolidated basis) had liquid assets of $3.2 million.

Contractual Obligations

Through the normal course of operations, we have entered into certain contractual obligations. Our obligations generally relate to funding of operations through deposits and borrowings as well as leases for premises. Lease terms generally cover a five-year period, with options to extend, and are non-cancelable.

At June 30, 2018, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)
Certificates of deposit	$100,348	$48,379	$16,749	$—	$165,476
FHLB advances	7,500	29,500	—	—	37,000
Operating leases	84	36	—	—	120
Other long-term liabilities (1)	166	297	358	2,021	2,842
Total contractual obligations	$108,098	$78,212	$17,107	$2,021	$205,438

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

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of June 30, 2018:

	Amount of Commitment Expiration - Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$4,491	$4,491
Undisbursed portion of construction loans	28,607	28,607
Total loan commitments	$33,098	$33,098

Line of Credit
Fixed rate (3)	$12,817	$3,949
Adjustable rate	33,706	15,582
Undisbursed balance of loans closed	$46,523	$19,531

(1) Interest rates on fixed rate loans range from 4.25% to 17.99%.
(2) At June 30, 2018 there was $195 in reserves for unfunded commitments.
(3) Includes standby letters of credit.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. Anchor Bank’s total regulatory capital was $67.3 million at June 30, 2018, or 14.3%, of total assets on that date. As of June 30, 2018, Anchor Bank exceeded all regulatory capital requirements to be considered well capitalized as of that date. The Bank's regulatory capital ratios at June 30, 2018 were as follows: Tier 1 capital 13.5%; common equity Tier 1 capital ("CET1")15.5%, Tier 1 (core) risk-based capital 15.5%; and total risk-based capital 16.6%. The regulatory capital requirements to be considered well capitalized are 5%, 6.5%, 8% and 10%, respectively.  Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage Capital, CET1, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 14.4%, 16.6%, 16.6%, and 17.7%, respectively, as of June 30, 2018.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) which postponed the effective date of 2014-09. Subsequently, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. This ASU clarifies that an entity should determine if it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The core principle of Topic 606 is that an entity must recognize revenue when it has satisfied a performance obligation of transferring promised goods or services to a customer. Management adopted the new guidance on
July 1, 2018. The Company's primary source of revenue is interest income which is recognized when earned and is deemed to be in compliance with the ASU. Accordingly, the adoption of these ASUs is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets. The new ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured as fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Management adopted the new guidance on July 1, 2018. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The ASU is intended to reduce diversity in practice in how certain transactions are presented and classified in the statement of cash flows. Management adopted the new guidance on July 1, 2018. The adoption of ASU No. 2016-15 is not expected to have a material impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The ASU amends the required statement of cash flow disclosures to include the change in amounts generally described as restricted cash. Management adopted the new guidance on July 1, 2018. The adoption of ASU No. 2016-18 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity on the guidance related to stock compensation when there has been changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting under ASC 718. The ASU provides the three following criteria must be met in order to not account for the effect of the modification of terms or conditions: the fair value, the vesting conditions and the classification as an equity or liability instrument of the modified award is the same as the original award immediately before the original award is modified. Management adopted the new guidance on July 1, 2018. The adoption of ASU No. 2017-09 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends the hedge accounting recognition and presentation requirements in ASC 815 to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. The amendments in this ASU permit hedge accounting for hedging relationships involving nonfinancial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. Management adopted the new guidance on July 1, 2018. The adoption of ASU No. 2017-12 is not expected to have a material impact on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("AOCI"). ASU 2018-02 eliminates the stranded tax effects within AOCI resulting from the application of current U.S. GAAP in response to the change in the U.S. corporate income tax rate from 35 percent to 21 percent as part of the Tax Act. Stranded tax effects unrelated to the Tax Act are released from AOCI using the security-by-security approach. The Company elected to early adopt ASU 2018-02 effective during the year ended June 30, 2018 and applied the provisions retrospectively within our Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity. This adoption resulted in a one-time reclassification of the effect of remeasuring deferred tax liabilities related to items, primarily unrealized gains and losses on investments, within AOCI to retained earnings resulting from the change in the U.S. corporate income tax rate. This reclassification resulted in a decrease to AOCI and an increase to retained earnings in the amount of $39,496 for the year ended June 30, 2018, with no net impact to total stockholders' equity.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under ASC Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under ASC Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated

Financial Statements in the Form 10-Q for the quarter ended December 31, 2017. As of June 30, 2018 the Company did not incur any adjustments to the provisional recognition.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU amends the accounting for shared-based payments awards to nonemployees to align with the accounting for employee awards. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. Amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. The adoption of ASU No. 2018-07 is not expected to have a material impact on the Company's consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements. This ASU amended the new leases standard to give entities another option for transition and to provide lessors with a practical expedient. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. The practical expedient provides lessors with an option to not separate non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant components. The amendments have the same effective date as ASU 2016-02 and the adoption of ASU No. 2018-11 is not expected to have a material impact on the Company's consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Anchor Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Anchor Bancorp, Inc. and subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cashflows for the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Spokane, Washington
September 15, 2018

We have served as the Company’s auditor since 2003.

85

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	June 30,
	2018	2017
ASSETS
Cash and cash equivalents	$17,568	$14,194
Securities available-for-sale, at fair value, amortized cost of $18,407 and $21,391	17,725	21,170
Securities held-to-maturity, at amortized cost, fair value of $3,500 and $4,954	3,584	4,949
Loans held for sale	98	1,551
Loans receivable, net of allowance for loan losses of $4,370 and $4,106	392,044	377,908
Life insurance investment, net of surrender charges	20,546	20,030
Accrued interest receivable	1,423	1,332
Real estate owned, net	737	867
Federal Home Loan Bank ("FHLB") stock, at cost	2,047	2,348
Property, premises, and equipment, at cost, less accumulated depreciation of $12,243 and $11,971	8,664	9,360
Deferred tax asset, net	3,585	8,011
Prepaid expenses and other assets	1,633	805
Total assets	$469,654	$462,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$55,381	$52,606
Interest-bearing	303,640	292,581
Total deposits	359,021	345,187

FHLB advances	37,000	45,500
Advance payments by borrowers for taxes and insurance	1,077	1,195
Supplemental Executive Retirement Plan liability	1,738	1,709
Accounts payable and other liabilities	3,374	3,083
Total liabilities	402,210	396,674
Commitments and Contingencies (Note 17)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, authorized 45,000,000 shares; 2,484,030 issued and outstanding at June 30, 2018, and 2,550,000 issued and 2,504,740 outstanding at June 30, 2017, respectively	25	25
Additional paid-in capital	22,298	22,619
Retained earnings	46,776	44,585
Unearned Employee Stock Ownership Plan ("ESOP") shares	(540)	(607)
Accumulated other comprehensive loss, net of tax	(1,115)	(771)
Total stockholders’ equity	67,444	65,851
Total liabilities and stockholders’ equity	$469,654	$462,525

 See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended June 30, 2018, 2017, and 2016
(Dollars in thousands, except per share data)

	Years Ended June 30,
	2018	2017	2016
Interest income:
Loans receivable, including fees	$21,651	$19,580	$16,779
Securities	146	105	69
Mortgage-backed securities	507	594	676
Total interest income	22,304	20,279	17,524
Interest expense:
Deposits	3,436	2,758	2,587
FHLB advances	642	563	243
Total interest expense	4,078	3,321	2,830
Net interest income before provision for loan losses	18,226	16,958	14,694
Provision for loan losses	405	310	340
Net interest income after provision for loan losses	17,821	16,648	14,354
Noninterest income
Deposit service fees	1,098	1,330	1,347
Other deposit fees	777	751	721
Other loan fees	877	832	707
Gain on sale of loans	175	183	158
Increase in cash surrender value of life insurance investment	516	515	540
Other income	600	653	732
Total noninterest income	4,043	4,264	4,205
Noninterest expense
Compensation and benefits	8,698	9,019	9,708
General and administrative expenses	2,239	2,944	3,175
Merger expenses	63	406	—
Real estate owned holding costs	157	48	146
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	190	145	264
Information technology	2,024	2,105	1,760
Occupancy and equipment	1,741	1,889	1,875
Deposit services	394	462	477
Marketing	364	564	674
(Gain) loss on sale of property, premises and equipment	(11)	—	4
Gain on sale of real estate owned	(148)	(59)	(58)
Total noninterest expense	15,711	17,523	18,025
Income before provision for income taxes	6,153	3,389	534
Provision for income taxes	3,962	1,039	39
Net income	$2,191	$2,350	$495
Basic earnings per share	$0.90	$0.98	$0.20
Diluted earnings per share	$0.90	$0.97	$0.20

See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended June 30, 2018, 2017, and 2016
(Dollars in thousands, except share data)

	Years Ended June 30,
	2018	2017	2016
NET INCOME	$2,191	$2,350	$495
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Unrealized holding (loss) gain on available-for-sale securities during the period, net of tax benefit of $(115), $(115), and $847 respectively	(344)	(222)	162
Other comprehensive income (loss), net of tax	(344)	(222)	162
COMPREHENSIVE INCOME	$1,847	$2,128	$657

See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2018, 2017, and 2016
(Dollars in thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP shares	Accumulated Other Comprehensive Income (Loss), net of tax	Total Stockholders’ Equity
Balance at June 30, 2015	2,550,000	$25	$23,404	$41,740	$(736)	$(711)	$63,722

Net income	—	—	—	495	—	—	495
Other comprehensive income net of tax	—	—	—	—	—	162	162
Repurchase and retirement of common stock	(127,500)	—	(2,952)	—	—	—	(2,952)
Compensation related to restricted stock awards	—	—	1,822	—	—	—	1,822
Taxes paid related to net share settlement of stock awards	—	—	(216)	—	—	—	(216)
Issuance of new shares related to stock award plan, net	97,903	—	—	—	—	—	—
Restricted stock forfeitures and canceled	(4,600)	—	—	—	—	—	—
ESOP shares allocated	—	—	99	—	64	—	163

Balance at June 30, 2016	2,515,803	$25	$22,157	$42,235	$(672)	$(549)	$63,196

Net income	—	$—	$—	$2,350	$—	$—	$2,350
Other comprehensive income net of tax	—	—	—	—	—	(222)	(222)
Compensation related to restricted stock awards	—	—	636	—	—	—	636
Taxes paid related to net share settlement of stock awards	—	—	(285)	—	—	—	(285)
Restricted stock forfeitures and canceled	(11,063)	—	—	—	—	—	—
ESOP shares allocated	—	—	111	—	65	—	176

Balance at June 30, 2017	2,504,740	$25	$22,619	$44,585	$(607)	$(771)	$65,851

Net income	—	$—	$—	$2,191	$—	$—	$2,191
Other comprehensive income net of tax	—	—	—	—	—	(344)	(344)
Repurchase and retirement of common stock	(20,710)	—	(248)	—	—	—	(248)
Compensation related to restricted stock awards	—	—	91	—	—	—	91
Taxes paid related to net share settlement of stock awards	—	—	(268)	—	—	—	(268)
ESOP shares allocated	—	—	104	—	67	—	171

Balance at June 30, 2018	2,484,030	$25	$22,298	$46,776	$(540)	$(1,115)	$67,444

See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2018, 2017, and 2016
(In thousands)

	Year Ended June 30,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,191	$2,350	$495
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	623	703	650
Net amortization of premiums on securities	243	294	411
Provision for loan losses	405	310	340
ESOP expense	171	176	163
Real estate owned impairment	—	—	83
Deferred income taxes provision (benefit)	4,560	1,018	(87)
Stock compensation expense	91	636	1,822
Increase in cash surrender value of life insurance investment	(516)	(515)	(540)
Gain on sale of loans	(175)	(183)	(158)
Originations of loans held for sale	(9,000)	(15,902)	(8,925)
Proceeds from sale of loans held for sale	9,523	12,862	7,724
(Gain) loss on sale of property, premises, and equipment	(11)	—	4
Gain on sale of real estate owned	(148)	(59)	(58)
Changes in operating assets and liabilities:
Accrued interest receivable	(91)	(150)	(113)
Prepaid expenses and other assets	(828)	308	1,579
Supplemental Executive Retirement Plan ("SERP")	29	18	(123)
Accounts payable and other liabilities	291	474	(271)
Net cash provided by operating activities	7,358	2,340	2,996
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of available-for-sale securities	—	852	250
Principal repayments on mortgage-backed securities available-for-sale	3,920	4,573	5,535
Principal repayments on mortgage-backed securities held-to-maturity	1,294	1,284	1,277
Loan originations, net of undisbursed loan proceeds and principal repayments	(16,346)	(31,823)	(64,796)
Proceeds from sale of real estate owned	2,886	510	973
Capital improvements on real estate owned	(823)	—	—
Proceeds from sale of property, premises, and equipment, net	176	—	2
Purchase of fixed assets	(92)	(62)	(287)
Redemption (purchase) of FHLB stock	301	611	(2,106)
Net cash provided by investing activities	(8,684)	(24,055)	(59,152)

ANCHOR BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended June 30, 2018, 2017, and 2016
(In thousands)

	Year Ended June 30,
	2018	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,834	44,293	1,082
Net change in advance payments by borrowers for taxes and insurance	(118)	81	112
Proceeds from FHLB advances	112,450	90,600	103,000
Repayment of FHLB advances	(120,950)	(107,100)	(51,000)
Repurchase and retirement of common stock	(248)	—	(2,952)
Net share settlement of stock awards	(268)	(285)	(216)
Net cash used for financing activities	$4,700	$27,589	$50,026
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,374	5,874	(6,130)
Beginning of period	14,194	8,320	14,450
End of period	$17,568	$14,194	$8,320
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$4,078	$3,322	$2,789
Income taxes	$245	$65	$126
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Noncash investing activities:
Net loans transferred to real estate owned	$1,786	$945	$574
Unrealized holding (loss) gain on available-for-sale securities, net of tax	$(344)	$(222)	$162
Loans securitized into mortgage-backed securities	$1,106	$3,536	$—

See accompanying notes to these consolidated financial statements.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 1 - Organization and Summary of Significant Accounting Policies

General - Anchor Bancorp is a bank holding company which operates primarily through its subsidiary, Anchor Bank (the Bank) (collectively referred to as the "Company"). Anchor Bank is a community-based savings bank primarily serving Western Washington through its nine full-service banking offices located within Grays Harbor, Thurston, Lewis, and Pierce counties, and one loan production office located in King County, Washington. Anchor Bank’s business consists of attracting deposits from the public and utilizing those deposits to originate loans.

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

Subsequent events - The Company has evaluated events and transactions subsequent to June 30, 2018 for potential recognition or disclosure.

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

Restricted assets - Federal Reserve regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank of San Francisco ("FRB"). The amount required to be on deposit was $2.0 million at both June 30, 2018 and 2017. The Bank was in compliance with this requirement at June 30, 2018 and 2017.

Investment securities - Securities are classified as held-to-maturity when the Company has the ability and positive intent to hold them to maturity. Securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Securities bought and held principally for the purpose of sale in the near term are classified as trading securities and are carried at fair value. There were no trading securities at June 30, 2018 and 2017. Securities not classified as trading or held-to-maturity are classified as available-for-sale. Unrealized holding gains and losses on securities available-for-sale are excluded from earnings and are reported net of tax as a separate component of equity until realized. These unrealized holding gains and losses, net of tax, are also included as a component of comprehensive income. Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Amortization of premiums and accretion of discounts are recognized into interest income using the effective interest method over the period to maturity.

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

Federal Home Loan Bank stock - The Bank’s investment in FHLB stock is carried at cost, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At June 30, 2018 and 2017, the Bank’s minimum investment requirement was $2.0 million and $2.3 million, respectively. The Bank was in compliance with the FHLB minimum investment requirement at June 30, 2018 and 2017.

Management evaluates FHLB stock for impairment as needed. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, management determined that there was no impairment of FHLB stock at June 30, 2018 and 2017, respectively.

Securitizations - The Bank historically has securitized and services interests in residential home loans. The Bank has securitized these loans through the Federal Home Loan Mortgage Corporation ("FHLMC"). Of the total serviced loan portfolio of $73.8 million and $74.8 million at June 30, 2018 and 2017, $17.1 million and $19.6 million, respectively, represent securitized loans. The loans have been sold without recourse, servicing retained. There was one new securitization during the year ended June 30, 2018 for $1.1 million and three new securitizations during the year ended June 30, 2017 of $3.5 million. All principal, interest, late fees, and escrow payments are collected daily and remitted to the investor monthly.

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

Mortgage servicing rights are amortized in proportion to, and over, the estimated period that net servicing income will be collected. The carrying value of mortgage servicing rights is periodically evaluated in relation to estimated future cash flows to be received, and such carrying value is adjusted for indicated impairments based on management’s best estimate of the remaining cash flows. The Bank has stratified its mortgage servicing rights based on whether the loan was sold or securitized and the interest rate of the underlying loans. The Bank uses the direct write-down method for mortgage servicing rights where the serviced loan has been

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

paid off. The mortgage servicing asset was $250,000 and $232,000 at June 30, 2018 and 2017, respectively, and is included in prepaid expenses and other assets in the consolidated statements of financial condition and is not considered material to the consolidated financial statements.

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

Marketing costs - The Company expenses marketing costs as they are incurred. Total marketing expenses were $364,000, $564,000, and $674,000 for the years ended June 30, 2018, 2017, and 2016, respectively.

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Recently issued accounting pronouncements -

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) which postponed the effective date of 2014-09. Subsequently, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. This ASU clarifies that an entity should determine if it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The core principle of Topic 606 is that an entity must recognize revenue when it has satisfied a performance obligation of transferring promised goods or services to a customer. Management adopted the new guidance on
July 1, 2018. The Company's primary source of revenue is interest income which is recognized when earned and is deemed to be in compliance with the ASU. Accordingly, the adoption of these ASUs is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets. The new ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured as fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Management adopted the new guidance on July 1, 2018. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The ASU is intended to reduce diversity in practice in how certain transactions are presented and classified in the statement of cash flows. Management adopted the new guidance on July 1, 2018. The adoption of ASU No. 2016-15 is not expected to have a material impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The ASU amends the required statement of cash flow disclosures to include the change in amounts generally described as restricted cash. Management adopted the new guidance on July 1, 2018. The adoption of ASU No. 2016-18 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity on the guidance related to stock compensation when there has been changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting under ASC 718. The ASU provides the three following criteria must be met in order to not account for the effect of the modification of terms or conditions: the fair value, the vesting conditions and the classification as an equity or liability instrument of the modified award is the same as the original award immediately before the original award is modified. Management adopted the new guidance on July 1, 2018. The adoption of ASU No. 2017-09 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends the hedge accounting recognition and presentation requirements in ASC 815 to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. The amendments in this ASU permit hedge accounting for hedging relationships involving nonfinancial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. Management adopted the new guidance on July 1, 2018. The adoption of ASU No. 2017-12 is not expected to have a material impact on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("AOCI"). ASU 2018-02 eliminates the stranded tax effects within AOCI resulting from the application of current U.S. GAAP in response to the change in the U.S. corporate income tax rate from 35 percent to 21 percent as part of the Tax Act. Stranded tax effects unrelated to the Tax Act are released from AOCI using the security-by-security approach. The Company elected to early adopt ASU 2018-02 effective during the year ended June 30, 2018 and applied the provisions retrospectively within our Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity. This adoption resulted in a one-time reclassification of the effect of remeasuring deferred tax liabilities related to items, primarily unrealized gains and losses on investments, within AOCI to retained earnings resulting from the change in the U.S. corporate income tax rate. This reclassification resulted in a decrease to AOCI and an increase to retained earnings in the amount of $39,496 for the year ended June 30, 2018, with no net impact to total stockholders' equity.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under ASC Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under ASC Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements in the Form 10-Q for the quarter ended December 31, 2017. As of June 30, 2018 the Company did not incur any adjustments to the provisional recognition.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU amends the accounting for shared-based payments awards to nonemployees to align with the accounting for employee awards. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. Amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. The adoption of ASU No. 2018-07 is not expected to have a material impact on the Company's consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements. This ASU amended the new leases standard to give entities another option for transition and to provide lessors with a practical expedient. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. The practical expedient provides lessors with an option to not separate non-lease components from the associated lease

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

components when certain criteria are met and requires them to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant components. The amendments have the same effective date as ASU 2016-02 and the adoption of ASU No. 2018-11 is not expected to have a material impact on the Company's consolidated financial statements.

Note 2 - Proposed Merger with FS Bancorp, Inc.

On July 17, 2018, the Company entered into a merger agreement with FS Bancorp, Inc., a Washington corporation ("FS Bancorp"), The merger agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into FS Bancorp (the "merger"), with FS Bancorp as the surviving corporation in the merger. Immediately after the effective time of the merger, FS Bancorp intends to merge Anchor Bank, a wholly-owned subsidiary of the Company, with and into 1st Security Bank of Washington, a wholly-owned subsidiary of FS Bancorp, with 1st Security Bank of Washington as the surviving institution (the "bank merger").

Under terms of the merger agreement each share of Company common stock will receive fixed consideration consisting of 0.2921 shares of FS Bancorp common stock and $12.40 per share in cash. FS Bancorp will pay aggregate consideration of 725,585 shares of FS Bancorp common stock and $30.8 million in cash. All unvested Company restricted stock awards outstanding immediately prior to the effective time of the merger will become fully vested and will be converted into a right to receive the merger consideration described immediately above.

The merger agreement contains customary representations and warranties from both FS Bancorp and the Company, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of its business during the interim period between the execution of the merger agreement and the effective time of the merger, including, in the case of the Company, specific forbearances with respect to its business activities, (2) the Company's obligation to call a meeting of its shareholders to approve the merger agreement, and, subject to certain exceptions, that its board of directors recommend that Company shareholders vote to approve the merger agreement, and (3) the Company's non-solicitation obligations regarding alternative acquisition proposals. The Merger Agreement provides certain termination rights for both FS Bancorp and the Company and further provides that a termination fee of $2.7 million will be payable by the Company upon termination of the merger agreement under certain circumstances.

The completion of the Merger is subject to customary conditions, including approval of the merger agreement by the Company's shareholders, and the receipt of required regulatory approvals.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 3 - Securities

The amortized cost and estimated fair market values of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Securities available-for-sale
Municipal bonds	$155	$—	$—	$155
Mortgage-backed securities:
FHLMC (1)	10,337	11	(350)	9,998
FNMA (2)	7,494	—	(323)	7,171
GNMA (3)	421	—	(20)	401
	$18,407	$11	$(693)	$17,725
Securities held-to-maturity
Mortgage-backed securities:
FHLMC (1)	1,805	30	(84)	1,751
FNMA (2)	982	40	(26)	996
GNMA (3)	797	—	(44)	753
	$3,584	$70	$(154)	$3,500

(1) Federal Home Loan Mortgage Corporation (Freddie Mac)
(2) Federal National Mortgage Association (Fannie Mae)
(3) Government National Mortgage Association (Ginnie Mae)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Securities available-for-sale
Municipal bonds	$165	$—	$—	$165
Mortgage-backed securities:
FHLMC	11,140	88	(125)	11,103
FNMA	9,532	—	(169)	9,363
GNMA	554	—	(15)	539
	$21,391	$88	$(309)	$21,170
Securities held-to-maturity
Municipal bonds	$—	$—	$—	$—
Mortgage-backed securities:
FHLMC	2,212	53	(52)	2,213
FNMA	1,209	71	(23)	1,257
GNMA	1,528	—	(44)	1,484
	$4,949	$124	$(119)	$4,954

There were 55 and 47 securities in an unrealized loss position at June 30, 2018 and 2017, respectively. The unrealized losses on investments in debt securities relate principally to the general change in interest rates in changing market conditions and not credit quality that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities prior to their maturity. We do expect to recover the entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of June 30, 2018 and 2017 were as follows:

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$5,696	$(143)	$3,650	$(207)	$9,346	$(350)
FNMA	781	(27)	6,389	(296)	7,170	(323)
GNMA	—	—	402	(20)	402	(20)
	$6,477	$(170)	$10,441	$(523)	$16,918	$(693)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$1,206	$(84)	$1,206	$(84)
FNMA	—	—	434	(26)	434	(26)
GNMA	—	—	753	(44)	753	(44)
	$—	$—	$2,393	$(154)	$2,393	$(154)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$2,626	$(25)	$3,185	$(100)	$5,811	$(125)
FNMA	4,578	(29)	4,563	(140)	9,141	(169)
GNMA	—	—	539	(15)	539	(15)
	$7,204	$(54)	$8,287	$(255)	$15,491	$(309)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$1,548	$(52)	$1,548	$(52)
FNMA	—	—	539	(23)	539	(23)
GNMA	840	(13)	645	(31)	1,485	(44)
	$840	$(13)	$2,732	$(106)	$3,572	$(119)

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Contractual maturities of securities at June 30, 2018 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	Amortized Cost	Fair Value
June 30, 2018
Securities available-for-sale
Municipal bonds:
Due after ten years	$155	$155
Mortgage-backed securities:
FHLMC	10,337	9,998
FNMA	7,494	7,171
GNMA	421	401
	$18,407	$17,725

Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$1,805	$1,751
FNMA	982	996
GNMA	797	753
	$3,584	$3,500

Sales, maturities, and calls of securities for the years presented are summarized as follows:

	Year Ended June 30,
	2018	2017	2016
Proceeds from maturities and calls	$—	$852	$250

Pledged securities at the dates indicated are summarized as follows:

	June 30, 2018		June 30, 2017
Pledged to secure:	Book Value	Fair Value	Book Value	Fair Value
Certain public deposits	$4,035	$3,903	$5,143	$5,172
FHLB borrowings	766	770	977	1,009
Federal Reserve borrowing line	1,323	1,249	852	840

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 4 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	June 30,
	2018	2017
Real estate:
One-to-four family	$62,110	$59,735
Multi-family	57,639	60,500
Commercial	150,050	155,525
Construction	85,866	49,151
Land	5,515	8,054
Total real estate	361,180	332,965
Consumer:
Home equity	12,291	13,991
Credit cards	2,284	2,596
Automobile	372	627
Other consumer	960	1,524
Total consumer	15,907	18,738

Commercial business	20,329	31,603
Total loans	397,416	383,306
Less:
Deferred loan fees and loan premiums, net	1,002	1,292
Allowance for loan losses	4,370	4,106
Loans receivable, net	$392,044	$377,908

A summary of activity in the allowance for loan losses follows:

	June 30,
	2018	2017	2016
Beginning balance	$4,106	$3,779	$3,721
Provision for losses	405	310	340
Charge-offs	(252)	(324)	(957)
Recoveries	111	341	675
Ending balance	$4,370	$4,106	$3,779

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2018:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Beginning balance	$495	$580	$1,566	$651	$120	$378	$316	$—	$4,106
Provision (benefit) for loan losses	(214)	5	112	625	(37)	(17)	(69)	—	405
Charge-offs	—	—	(200)	—	—	(52)	—	—	(252)
Recoveries	58	—	—	4	—	44	5	—	111
Ending balance	$339	$585	$1,478	$1,280	$83	$353	$252	$—	$4,370

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2017:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Beginning balance	$798	$454	$1,333	$271	$75	$516	$332	$—	$3,779
Provision (benefit) for loan losses	(494)	126	330	327	45	(1)	(23)	—	310
Charge-offs	(21)	—	(110)	—	—	(193)	—	—	(324)
Recoveries	212	—	13	53	—	56	7	—	341
Ending balance	$495	$580	$1,566	$651	$120	$378	$316	$—	$4,106

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended June 30, 2016:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,113	$95	$262	$247	$75	$445	$1,405	$79	$3,721
Provision (benefit) for loan losses	(251)	353	1,295	(325)	—	343	(996)	(79)	340
Charge-offs	(258)	—	(225)	—	—	(390)	(84)	—	(957)
Recoveries	194	6	1	349	—	118	7	—	675
Ending balance	$798	$454	$1,333	$271	$75	$516	$332	$—	$3,779

(1)	Consumer loans include home equity, credit cards, auto, and other consumer loans. The only consumer loans with impairment are home equity loans.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2018:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
With no allowance recorded
One-to-four family	$608	$794	$—
Home equity	330	345	—
Commercial business	285	366	—
With an allowance recorded
One-to-four family	2,341	2,351	85
Land	300	300	13
Home equity	150	150	80
Other consumer	14	14	13
Total
One-to-four family	2,949	3,145	85
Land	300	300	13
Home equity	480	495	80
Other consumer	14	14	13
Commercial business	285	366	—
Total	$4,028	$4,320	$191

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2017:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
With no allowance recorded
One-to-four family	$1,818	$1,991	$—
Commercial real estate	1,992	1,992	—
Home equity	299	303	—
Commercial business	606	668	—
With an allowance recorded
One-to-four family	3,210	3,220	143
Land	311	311	22
Home equity	262	262	32
Commercial business	23	23	1
Total
One-to-four family	5,028	5,211	143
Commercial real estate	1,992	1,992	—
Land	311	311	22
Home equity	561	565	32
Commercial business	629	691	1
Total	$8,521	$8,770	$198

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the year ended June 30, 2018:

	Year Ended June 30, 2018

	Average Recorded Investment	Interest Income Recognized
With no allowance recorded
One-to-four family	$1,213	$4
Commercial real estate	996	—
Home equity	315	8
Commercial business	446	8
With an allowance recorded
One-to-four family	2,776	109
Land	306	19
Home equity	206	7
Commercial business	12	—
Total
One-to-four family	3,989	113
Commercial real estate	996	—
Land	306	19
Home equity	521	15
Commercial business	458	8
Total	$6,270	$155

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2018:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total

Allowance for loan losses:
Ending balance	$339	$585	$1,478	$1,280	$83	$353	$252	$—	$4,370
Ending balance: individually evaluated for impairment	85	—	—	—	13	93	—	—	191
Ending balance: collectively evaluated for impairment	$254	$585	$1,478	$1,280	$70	$260	$252	$—	$4,179

Loans receivable:
Ending balance	$62,110	$57,639	$150,050	$85,866	$5,515	$15,907	$20,329	$—	$397,416
Ending balance: individually evaluated for impairment	2,949	—	—	—	300	494	285	—	4,028
Ending balance: collectively evaluated for impairment	$59,161	$57,639	$150,050	$85,866	$5,215	$15,413	$20,044	$—	$393,388

(1)	Consumer loans include home equity, credit cards, auto and other consumer loans.

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

The following table presents the recorded investment in nonaccrual loans and loans past due 90 days still on accrual by type of loans as of the dates indicated:

	June 30,
	2018	2017
One-to-four family	$507	$1,170
Commercial real estate	—	1,992
Home equity	207	242
Commercial business	222	300
Total	$936	$3,704

The table above includes $936,000 in nonaccrual and no loans past due 90 days or more and still accruing interest, net of partial loan charge-offs at June 30, 2018. There were $3.7 million in nonaccrual and no loans past due 90 days or more and still accruing interest, net of partial loan charge-offs at June 30, 2017.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

The following table presents past due loans, net of partial loan charge-offs, by class of loans, as of June 30, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans

One-to-four family	$683	$122	$507	$1,312	$60,798	$62,110
Multi-family	—	—	—	—	57,639	57,639
Commercial real estate	—	—	—	—	150,050	150,050
Construction	—	—	—	—	85,866	85,866
Land	—	—	—	—	5,515	5,515
Home equity	220	—	207	427	11,864	12,291
Credit cards	6	8	—	14	2,270	2,284
Automobile	—	—	—	—	372	372
Other consumer	4	—	—	4	956	960
Commercial business	9	—	222	231	20,098	20,329
Total	$922	$130	$936	$1,988	$395,428	$397,416
(1) Includes loans on nonaccrual status, that may be less than 90 days contractually past due.

The following table presents past due loans, net of partial loan charge-offs, by class of loans as of June 30, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans

One-to-four family	$15	$—	$1,170	$1,185	$58,550	$59,735
Multi-family	—	—	—	—	60,500	60,500
Commercial real estate	187	—	1,992	2,179	153,346	155,525
Construction	—	—	—	—	49,151	49,151
Land	—	—	—	—	8,054	8,054
Home equity	16	4	242	262	13,729	13,991
Credit cards	13	—	—	13	2,583	2,596
Automobile	—	—	—	—	627	627
Other consumer	—	8	—	8	1,516	1,524
Commercial business	107	—	300	407	31,196	31,603
Total	$338	$12	$3,704	$4,054	$379,252	$383,306
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

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table represents the internally assigned grade as of June 30, 2018, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
Grade:
Pass	$60,525	$57,315	$148,584	$85,866	$5,515	$11,637	$2,270	$360	$951	$19,829	$392,852
Watch	689	324	1,466	—	—	297	14	12	5	278	3,085
Special Mention	389	—	—	—	—	150	—	—	4	—	543
Substandard	507	—	—	—	—	207	—	—	—	222	936
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$62,110	$57,639	$150,050	$85,866	$5,515	$12,291	$2,284	$372	$960	$20,329	$397,416

The following table represents the internally assigned grade as of June 30, 2017, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
Grade:
Pass	$57,075	$59,973	$150,762	$49,151	$7,743	$13,202	$2,583	$627	$1,510	$29,972	$372,598
Watch	984	527	2,771	—	311	361	13	—	6	1,224	6,197
Special Mention	646	—	—	—	—	36	—	—	1	107	790
Substandard	1,030	—	1,992	—	—	392	—	—	7	300	3,721
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$59,735	$60,500	$155,525	$49,151	$8,054	$13,991	$2,596	$627	$1,524	$31,603	$383,306

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table represents TDRs by accrual versus nonaccrual status and by class of loans as of June 30, 2018:

	June 30, 2018
	Accrual Status	Nonaccrual Status	Total Modifications

One-to-four family	$2,443	$108	$2,551
Land	299	—	299
Home equity	124	—	124
Other consumer	14	—	14
Commercial business	63	—	63
Total	$2,943	$108	$3,051

The following table represents TDRs by accrual versus nonaccrual status and by class of loans as of June 30, 2017:

	June 30, 2017
	Accrual Status	Nonaccrual Status	Total Modifications

One-to-four family	$3,622	$131	$3,753
Land	311	—	311
Home equity	169	—	169
Commercial business	87	—	87
Total	$4,189	$131	$4,320

There were no new TDR loans, or renewals or modifications of existing TDR loans during the years ended June 30, 2018 and 2017.

The following tables present TDRs and their recorded investment prior to the modification and after the modification for TDR transactions that originated during the year ended June 30, 2016:

	Year Ended June 30, 2016
	Number of Contracts	Pre-TDR Recorded Investment	Post -TDR Recorded Investment

One-to-four family	1	$273	$240
Total	1	$273	$240

There were no TDRs for which there was a payment default within the first 12 months of modification during the years ended June 30, 2018, 2017 and 2016. No additional funds are committed to be advanced in connection with impaired loans at June 30, 2018.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 5 - Real Estate Owned, net

The following table is a summary of REO for the years ended June 30, 2018, 2017 and 2016:

	Year Ended June 30,

	2018	2017	2016

Balance at the beginning of the period	$867	$373	$797
Net loans transferred to real estate owned	1,785	945	574
Capitalized improvements	823	—	—
Gross proceeds from sale of REO	(2,886)	(510)	(973)
Gain on sale of REO	148	59	58
Impairments	—	—	(83)
Balance at the end of the period	$737	$867	$373
At June 30, 2018 and 2017, the Bank had $737,000 and $777,000, respectively, of foreclosed residential real estate property in REO. The recorded investment in mortgage loans collateralized by residential real estate in the process of foreclosure totaled $59,000 and $231,000 for June 30, 2018 and 2017, respectively.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 6 - Property, Premises, and Equipment

Property, premises, and equipment owned by the Company are summarized as follows:

	June 30,
	2018	2017
Land	$2,027	$2,192
Building and improvements	14,248	14,372
Furniture and fixtures	3,623	3,717
Automobiles	304	345
Software	705	705
Leasehold improvements	—	—
	20,907	21,331
Less accumulated depreciation and amortization	(12,243)	(11,971)
Property, premises, and equipment, net of depreciation and amortization	$8,664	$9,360

Depreciation and amortization expense for the years ended June 30, 2018, 2017 and 2016, was $623,000, $703,000 and $650,000, respectively.

Note 7 - Deposits

Deposits consist of the following:

	June 30,
	2018		2017
	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$55,381	15.4%	$52,606	15.3%
Interest-bearing demand deposits, weighted-average rate of 0.04% and 0.04% in fiscal 2018 and fiscal 2017, respectively	34,030	9.5	31,464	9.1
Savings deposits, weighted-average rate of 0.15% in fiscal 2018 and 0.15% in fiscal 2017	44,271	12.3	43,454	12.6
Money market accounts, weighted-average rate of 0.52% and 0.40% in fiscal 2018 and fiscal 2017, respectively	59,863	16.7	73,154	21.2
Certificates of deposit
0.00 to 3.49%	162,243	45.2	128,880	37.3
3.50 to 5.49%	3,233	0.9	15,629	4.5
Total of certificates of deposit	165,476	46.1	144,509	41.8
Total deposits	$359,021	100.0%	$345,187	100.0%
Certificates of deposit in denominations of $250,000 or more totaled $40.1 million and $26.8 million at June 30, 2018 and 2017, respectively. Included in deposits at June 30, 2018 and 2017, were $10.8 million and $9.3 million, respectively, of public funds. There was one $5.0 million brokered deposit at June 30, 2018 and no brokered deposits at June 30, 2017.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

As of June 30, 2018, certificates of deposit mature as follows:

Year Ended June 30,
Amount

2019	$100,348
2020	42,070
2021	6,309
2022	7,999
Thereafter	8,750
$165,476

Note 8 - Borrowings

The Bank is a member of the FHLB of Des Moines. Based on eligible collateral, consisting of loans at June 30, 2018 and 2017, the total amount available under this line of credit was $167.9 million and $162.8 million, respectively. The total balance of loans pledged at June 30, 2018 and 2017 was $264.7 million and $260.1 million, respectively.  The total balance of advances outstanding was $37.0 million and $45.5 million at June 30, 2018 and 2017. The net remaining amounts available as of June 30, 2018 and 2017 were $124.9 million and $111.3 million, respectively. Borrowings generally provide for interest at the then-current published rates. FHLB advances (at weighted-average interest rates of 1.90% and 1.16% at June 30, 2018 and 2017, respectively) and lines of credit are scheduled to mature as follows:

	June 30,
	2018	2017
One year or less	$7,500	$30,500
After one year through three years	29,500	7,500
More than three years	—	7,500
	$37,000	$45,500

Advances from the FHLB are collateralized by all FHLB stock owned by the Bank, deposits with the FHLB, certain investments, and all loans as described in the Advances, Pledge, and Security Agreement with the FHLB. The maximum and average outstanding advances and lines of credit from the FHLB are as follows:

	June 30,
	2018	2017
Highest outstanding advances at month-end for the previous 12 months	$63,000	$63,000
Average outstanding	$44,663	$51,817

The Bank also maintains a short-term borrowing line with the Federal Reserve with total credit based on eligible collateral. As of June 30, 2018, the Bank had a borrowing capacity of $1.2 million, of which none was outstanding. Additionally the Bank has a $5.0 million borrowing line with Pacific Coast Bankers' Bank of which we were able to borrow $4.9 million and $5.0 million at June 30, 2018 and 2017, respectively.

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

Compensation expense related to the ESOP for the years ended June 30, 2018, 2017 and 2016 was $171,000, $176,000 and $163,000 respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	June 30,
	2018	2017

Allocated shares	53,514	46,631
Unallocated shares	48,486	55,369
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,268	$1,387

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

As of June 30, 2018, awards for restricted stock totaling 87,572 shares were outstanding and no restricted stock units or stock options have been granted under the Plan. Awarded shares of restricted stock typically vest over various periods as long as the director, advisory director, directors emeriti, officer or employee remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

For the year ended June 30, 2018 total compensation expense for the Plan was $91,000 and the related income tax benefit was $25,000.

The following tables provide a summary of changes in non-vested restricted stock awards for the year ended June 30, 2018:

	For the Year Ended June 30, 2018

		Weighted-Average Grant Date Fair Value
	Shares
Non-vested at July 1, 2017	38,424	$25.75
Granted	—	—
Vested	(20,258)	25.75
Forfeited and canceled	(10,710)	25.03
Non-vested at June 30, 2018	7,456	25.75

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

As of June 30, 2018, there was $64,000 of total unrecognized compensation costs related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately two years. The total fair value of shares vested during the year ended June 30, 2018 was $773,000.

Note 11 - Supplemental Executive Retirement Plan (SERP)

On July 1, 2002, the Bank implemented a nonqualified SERP for the benefit of senior officers and directors of the Bank. The SERP entitles these individuals to receive defined benefits upon their retirement or death based on the appreciation in Bank value. The SERP value is based on the Company's stock price and the change from the last trading day of March 31, 2017 to March 31, 2018. On January 1, 2004, the SERP was amended to provide that a participant’s SERP unit shall be valued at no less than 90%, and no more than 125%, of the participant’s SERP unit as of the preceding valuation date. The value of the participant’s SERP unit is based upon the stock value of the Bank. The accrual for the deferred compensation owed under the SERP is based upon the net present value of the vested benefits expected to be paid under the SERP. The Bank recognized $29,000, $18,000, and $123,000 in compensation cost related to the SERP for the years ended June 30, 2018, 2017, and 2016, respectively. The SERP liability totaled $1.7 million at June 30, 2018 and 2017, respectively.

Note 12 - Earnings Per Share

Basic earnings per common share is the amount of earnings available to each share of common stock outstanding during the reporting period and is equal to net income divided by the weighted average number of shares outstanding during the period, without considering any dilutive items. Unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260-10-45-60B. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the period adjusted to include the effect of potentially dilutive common shares that may be issued upon the vesting of restricted stock awards. At June 30, 2018 and 2017 the difference in EPS under the two-class method was not significant.

The following table details the calculation of basic and diluted earnings per share:

	For the Year Ended June 30,
	2018	2017	2016
Net income	$2,191	$2,350	$495
Less: Earnings allocated to participating securities	—	—	—
Earnings allocated to common shareholders	2,191	2,350	495

Basic weighted-average common shares outstanding	2,423,882	2,402,106	2,452,455
Potentially dilutive incremental shares	6,389	23,406	7,071
Diluted weighted-average common shares outstanding	2,430,271	2,425,512	2,459,526

Basic earnings per share	$0.90	$0.98	$0.20
Diluted earnings per share	$0.90	$0.97	$0.20

Shares owned by the Company's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of June 30, 2018, 2017 and 2016 there were 48,486, 55,369 and 62,252 shares, respectively, which had not been allocated under the Company's ESOP.

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the years ended June 30, 2018, 2017 and 2016, there were no anti-dilutive shares included in the computation of diluted earnings per share because the incremental shares under the treasury stock method of calculation resulted in them being anti-dilutive.

Note 13 - Related Party Transactions

During the normal course of business, the Bank originates loans to directors, committee members, and senior management. Such loans are granted with interest rates, terms, and collateral requirements substantially the same as those for all other customers.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Total deposits from directors, executive officers, and their affiliates for the years ended June 30, 2018, 2017, and 2016 were $1.8 million, $1.9 million, and $1.8 million, respectively.

Total loans to directors, executive officers, and their affiliates are subject to regulatory limitations. Aggregate loans balances are as follows and were within regulatory limitations:

	At June 30,
	2018	2017	2016
Beginning balance	$148	$222	$277
Extensions of credit	—	—	5
Repayments	115	74	60
Ending balance	$33	$148	$222

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional CET1 capital equal above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at an amount more than 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount requiring more than 2.5% of risk-weighted assets in January 2019. As of June 30, 2018, the conservation buffer required an amount more than 1.875%.

Under the new standards, in order to be considered well-capitalized, the Bank must maintain a CET1 risk-based ratio of 6.5% (new), a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged). As of June 30, 2018, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action.

The Bank’s capital accounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018
Total capital (to risk-weighted assets)	$67,337	16.6%	$32,423	8.0%	$40,529	10.0%
Tier I capital (to risk-weighted assets)	62,967	15.5	24,318	6.0	32,423	8.0
Common equity Tier 1 capital (to risk-weighted assets)	62,967	15.5	18,238	4.5	26,344	6.5
Tier I leverage capital (to average assets)	62,967	13.5	18,689	4.0	23,362	5.0

As of June 30, 2017
Total capital (to risk-weighted assets)	$63,781	15.1%	$33,742	8.0%	$42,178	10.0%
Tier I capital (to risk-weighted assets)	59,675	14.1	25,307	6.0	33,742	8.0
Common equity Tier 1 capital (to risk-weighted assets)	59,675	14.1	18,980	4.5	27,415	6.5
Tier I leverage capital (to average assets)	59,675	13.0	18,328	4.0	22,910	5.0

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, Common Equity Tier 1 Capital, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 14.4%, 16.6%, 16.6% and 17.7%, respectively, as of June 30, 2018. As of June 30, 2017, Anchor Bancorp's Tier 1 Leverage-Based Capital, Common Equity Tier 1 Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios were 14.0%, 15.2%, 15.2% and 16.2%, respectively.

In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”). The Act, among other matters, simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. The Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. A

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

major effect of this change is to exclude such holding companies from the minimum capital requirements of the Dodd-Frank Act. It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied or what specific impact the Act and the yet-to-be-written implementing rules and regulations will have on the Company.

Note 15 - Income Taxes

The components of current and deferred tax expense for the years ended June 30, 2018, 2017 and 2016 were as follows:

	Year Ended June 30,
	2018	2017	2016

Current	$(598)	$21	$126
Deferred	4,560	1,018	(87)
Total	$3,962	$1,039	$39

Retained earnings at June 30, 2018 and 2017, included $5.5 million in tax-basis bad debt reserves for which no income tax liability has been recorded. In the future, if this tax-basis bad debt reserve is used for purposes other than to absorb bad debts, or if legislation is enacted requiring recapture of all tax-basis bad debt reserves, the Bank will incur a federal tax liability at the then-prevailing corporate tax rate.

A reconciliation of the provision for income taxes based on statutory corporate tax rates on pre-tax income and the provision shown in the accompanying consolidated statements of income at the dates indicated is summarized as follows:

	Amount	Percent of Pre-Tax Income (loss)
June 30, 2018
Income taxes computed at statutory rates	$1,723	28.0%
Tax-exempt income	(147)	(2.4)
Revaluation of net deferred tax assets ("DTAs")	2,343	38.1
Other, net	43	0.7
Provision for income taxes	$3,962	64.4%
June 30, 2017
Income taxes computed at statutory rates	$1,152	34.0%
Tax-exempt income	(178)	(5.3)
Other, net	65	1.9
Provision for income taxes	$1,039	30.6%
June 30, 2016
Income taxes computed at statutory rates	$182	34.0%
Tax-exempt income	(189)	(35.4)
Other, net	46	8.6
Provision for income taxes	$39	7.2%

The difference between the Company's expected and actual tax rate was due primarily to the Tax Act which was enacted on December 22, 2017. The law includes significant changes to the U.S. corporate tax system, which included a Federal corporate rate reduction from 34% to 21%. As the Company reports on a fiscal period, a blended rate of 28% was required for the year ended June 30, 2018. Additionally, during the year ended June 30, 2018, the Company revalued its deferred tax assets and liabilties at the newly enacted corporate federal tax rate of 21%. The result of these changes was a tax expense of approximately $2.4 million. The final impact of the tax rate change may differ due to changes in assumptions made by the Company or actions the Company

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

may take as a result of tax reform. Additional differences were related to nontaxable BOLI income and interest from municipal bonds.

The components of net deferred tax assets and liabilities at the dates indicated are summarized as follows:

	June 30,
	2018	2017
Deferred tax assets
Allowance for loan losses	$2,075	$3,270
AMT credit carryforward	—	388
Deferred compensation - SERP	352	558
Stock awards	181	299
Securities impairment charge	210	340
Net operating loss carryforward	467	3,139
Real estate owned	113	216
Accumulated depreciation	24	56
Unrealized loss on securities available-for-sale	143	76
Other, net	238	294
Total deferred tax assets	3,803	8,636
Deferred tax liabilities
Deferred loan fees and costs	166	499
FHLB stock dividends	—	47
Mortgage servicing rights	52	79
Total deferred tax liabilities	218	625

Net deferred tax asset	$3,585	$8,011

DTAs are deferred tax consequences attributable to deductible temporary differences and carryforwards.  After the DTA has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance.  A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability.  Realization of the DTA is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. As of June 30, 2018 and 2017, management deemed that a deferred tax asset valuation allowance related to the Company’s DTA was not necessary.

As of June 30, 2018, the Company had a federal net operating loss carryforwards totaling $2.2 million and insignificant Oregon state and local net operating loss carryforwards which can be used to offset future taxable income. The net operating losses begin to expire in 2031 for federal and 2024 for Oregon. The Company’s net operating loss carryforwards may be subject to limitations under Internal Revenue Code Section 382.

The Company had no uncertain tax positions at June 30, 2018, 2017, and 2016. The Company recognizes interest accrued on and penalties related to uncertain tax positions in tax expense. During the years ended June 30, 2018, 2017, and 2016, the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal and Oregon state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2015.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Note 16 – Parent Company Financials

Presented below are the condensed statements of financial condition, statements of income, and statements of cash flows for Anchor Bancorp.

ANCHOR BANCORP STATEMENTS OF FINANCIAL CONDITION

	June 30,
	2018	2017
ASSETS
Cash	$3,184	$2,845
ESOP loan	540	607
Investment in bank subsidiary	62,982	61,460
Prepaid and other assets	738	1,031
Total assets	$67,444	$65,943
LIABILITIES
Total liabilities	$—	$92
STOCKHOLDERS’ EQUITY
Common stock	$25	$25
Additional paid-in-capital	22,298	22,619
Retained earnings	46,776	44,585
Unearned ESOP shares	(540)	(607)
Accumulated other comprehensive loss, net of tax	(1,115)	(771)
Total stockholders’ equity	$67,444	$65,851
Total liabilities and stockholders’ equity	$67,444	$65,943

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

ANCHOR BANCORP STATEMENTS OF INCOME

	For the Years Ended June 30,
	2018	2017	2016
Operating income
Interest income ESOP loan	$25	$16	$24
Dividends received from subsidiary	1,050	1,250	680
Total operating income	1,075	1,266	704
Operating expenses
Legal expense	173	482	354
Accounting expense	75	66	49
Professional fees	75	243	116
Management fees	73	72	69
General and administrative	56	39	62
Other expense	—	—	76
Total operating expenses	452	902	726
Profit (loss) before income tax	623	364	(22)
Income tax benefit	304	(301)	(227)
Income before equity in undistributed income of subsidiary	319	665	205
Equity in undistributed income of subsidiary	1,872	1,685	290
Net income	$2,191	$2,350	$495

ANCHOR BANCORP STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2018	2017	2016
Cash flows from operating activities
Net income	$2,191	$2,350	$495
Adjustments to reconcile net loss to net cash from operating activities:
Equity in undistributed income of subsidiary	(1,872)	(1,685)	(290)
Change in deferred tax assets, net	304	(301)	(227)
Change in other assets	(123)	16	(59)
Net cash provided by operating activities	500	380	(81)
Cash flows from financing activities
Repurchase and retirement of common stock	(248)	—	(2,952)
ESOP loan repayments	87	87	87
Net cash used by investing activities	(161)	87	(2,865)
Net change in cash and cash equivalents	339	467	(2,946)
Cash and cash equivalents at beginning of period	2,845	2,378	5,324
Cash and cash equivalents at end of period	$3,184	$2,845	$2,378

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

The following financial instruments were outstanding whose contract amounts represent credit risk at June 30, 2018:

	Amount of Commitment Expiration - Per Period

	Total Amounts Committed (2)	Due in One Year
Commitments to originate loans (1)	$4,491	$4,491
Undisbursed portion of construction loans	28,607	28,607
Total loan commitments	$33,098	$33,098

Line of credit
Fixed rate (3)	$12,817	$3,949
Adjustable rate	33,706	15,582
Undisbursed balance of loans closed	$46,523	$19,531

(1) Interest rates on fixed rate loans range from 4.25% to 17.99%.
(2) At June 30, 2018 there was $195 in reserves for unfunded commitments.
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
(2) At June 30, 2017 there were $286 in reserves for unfunded commitments.
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

Contingent liabilities for sold loans - In the ordinary course of business, the Bank sells loans without recourse that may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Bank may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Bank has no commitment to repurchase the loan. The Bank has recorded no reserve to cover loss exposure related to these guarantees. The principal balance of loans sold without recourse for the years ended June 30, 2018 and 2017, was $87.3 million and $84.1 million, respectively. The Bank repurchased no loans for the years ended June 30, 2018, 2017 and 2016.

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

Operating lease commitment - The Bank leases space for a branch and operation located in Puyallup, Washington. In May 2018 the Bank closed the Shelton branch after it chose not to renew a lease agreement. The Puyallup lease has a five year term currently expiring in November, 2019. The lease requires the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitments for the next twoyears are as follows:

Year Ended June 30,	Amount
2019	$84
2020	$36

Rental expense charged to operations was $166,000, $173,000 and $140,000 for the years ended June 30, 2018, 2017, and 2016, respectively.

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

•	Level 3 - Instruments whose significant value drivers are unobservable.

The following tables show the Company's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	June 30, 2018
	Level 1	Level 2	Level 3	Total

Municipal bonds	$—	$155	$—	$155
Mortgage-backed securities:
FHLMC	—	9,998	—	9,998
FNMA	—	7,171	—	7,171
GNMA	—	401	—	401

	June 30, 2017
	Level 1	Level 2	Level 3	Total

Municipal bonds	$—	$165	$—	$165
Mortgage-backed securities:
FHLMC	—	11,103	—	11,103
FNMA	—	9,363	—	9,363
GNMA	—	539	—	539

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the balances of assets measured at fair value on a nonrecurring basis during the year ended June 30, 2018:

	June 30, 2018
	Level 1	Level 2	Level 3	Total

Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$2,443	$2,443
Land	—	—	300	300
Home equity	—	—	221	221
Other consumer	—	—	14	14
Total impaired loans	—	—	2,978	2,978

Total	$—	$—	$2,978	$2,978

The following table presents the balance of assets measured at fair value on a nonrecurring basis during the year ended June 30, 2017:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$4,227	$4,227
Land	—	—	311	311
Home equity	—	—	262	262
Commercial business	—	—	23	23
Total impaired loans	—	—	4,823	4,823

Total	$—	$—	$4,823	$4,823

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

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following tables present quantitative information about Level 3 fair value measurements at June 30, 2018 and 2017:

	June 30, 2018
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Average Discount

Impaired loans	$2,978	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (7%)

	June 30, 2017
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Average Discount

Impaired loans	$4,823	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (3%)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of June 30, 2018 and June 30, 2017.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as demand deposits, savings, and money market, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

ANCHOR BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	June 30, 2018
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Cash and cash equivalents	$17,568	$17,568	$17,568	$—	$—
Securities available-for-sale	17,725	17,725	—	17,725	—
Securities held-to-maturity	3,584	3,500	—	3,500	—
FHLB stock	2,047	2,047	—	2,047	—
Loans held for sale	98	98	98		—
Loans receivable	396,414	385,570	—	—	385,570
Accrued interest receivable	1,423	1,423	—	1,423	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$193,545	$193,545	$193,545	$—	$—
Certificates of deposit	165,476	164,886	—	164,886	—
FHLB advances	37,000	36,666	—	36,666	—
Advance payments by borrowers taxes and insurance	1,077	1,077	1,077	—	—

	June 30, 2017
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Cash and cash equivalents	$14,194	$14,194	$14,194	$—	$—
Securities available-for-sale	21,170	21,170	—	21,170	—
Securities held-to-maturity	4,949	4,954	—	4,954	—
FHLB stock	2,348	2,348	—	2,348	—
Loans held for sale	1,551	1,551	1,551	—	—
Loans receivable	382,014	374,599	—	—	374,599
Accrued interest receivable	1,332	1,332	—	1,332	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$200,678	$200,678	$200,678	$—	$—
Certificates of deposit	144,509	144,854	—	144,854	—
FHLB advances	45,500	45,226	—	45,226	—
Advance payments by borrowers taxes and insurance	1,195	1,195	1,195	—	—

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of June 30, 2018 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act was (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018, utilizing the framework established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2018 was effective.

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

(c)      Changes in Internal Controls: There have been no changes in the Company’s internal control over financial reporting during the year ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

	Age as of June 30, 2018	Year First Elected or Appointed Director (1)	Term to Expire
Name
Terri L. Degner	55	2007	2018
George W. Donovan	63	1998	2018
Douglas A. Kay	62	1991	2018
Reid A. Bates	58	2013	2019
Gordon Stephenson	52	2016	2019
Robert D. Ruecker	69	1984	2020
Jerald L. Shaw	72	1990	2020
_________________
(1) For years prior to 2011, includes prior service on the Board of Trustees of Anchor Bank

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

Executive Officers
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of the Company's common stock to report their initial ownership of the common stock and any subsequent changes in that ownership to the SEC. Directors, executive officers and greater than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. The SEC has established filing deadlines for these reports and we are required to disclose in this Form 10-K any late filings or failures to file. Based solely on our review of the copies of such forms we have received and written representations provided to us by the above referenced persons, we believe that, during the fiscal year ended June 30, 2018, all filing requirements applicable to our reporting officers, directors and greater than 10% shareholders were properly and timely complied with, except for one transaction by each of Mr. Shaw and Ms. Degner in which shares were withheld at the election of the reporting person for the Company to pay the value of vesting shares to state and federal tax authorities for reporting person’s account.
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

Board of Directors

The Board of Directors of the Company meets quarterly and the Board of Directors of the Bank meets monthly; additionally, the Bank holds one or two strategic planning meetings each year. During the year ended June 30, 2018, the Board of Directors of the Company held four regular meetings and ten special meetings and the Board of Directors of the Bank held twelve regular meetings and four special meetings. No director attended fewer than 75% of the total meetings of the Boards of Directors and committees on which he or she served during this period.

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

Audit Committee. The Audit Committee consists of Directors Kay (Chairman), Donovan and Ruecker. The Audit Committee meets quarterly and on an as needed basis. The Audit Committee oversees the design and operation of the Bank’s internal controls for safeguarding its assets and ensuring the quality and integrity of financial reporting. The committee hires the independent auditor and reviews the audit report prepared by the independent auditor. The Audit Committee met five times during the year ended June 30, 2018.

Compensation Committee. The Compensation Committee consists of Directors Ruecker (Chairman), Kay, Bates, Donovan and Stephenson. This committee meets on an as needed basis, and provides general oversight regarding the personnel, compensation and benefits matters of the Bank. The Compensation Committee is responsible for evaluating the performance of our Chief Executive Officer, while the Chief Executive Officer evaluates the performance of other senior officers and makes recommendations to the Committee regarding compensation levels. The Compensation Committee met two times during the year ended June 30, 2018.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee has a rotating membership, currently consisting of Directors Kay (Chairman), Bates and Donovan. The committee is responsible for the annual selection of nominees for election as directors, assessment of Board and committee membership needs, and implementation of corporate governance policies and processes. The committee typically meets at least twice a year. Each member of the committee is “independent,” in accordance with the requirements for companies listed on Nasdaq. This committee met one time during the year ended June 30, 2018.

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

Strategic Planning Committee. The Strategic Planning Committee consists of Directors Stephenson (Chairman), Bates, Donovan, Kay, and Ruecker. The committee meets quarterly and on an as needed basis. The Strategic Planning Committee was formed in October 2015 to assist the Board in establishing plans for the Company's growth, reviewing capital and financing levels, and performing other related duties. The committee met four times during the year ended June 30, 2018.

Executive Committee. The Executive Committee consists of Directors Shaw, Kay and Ruecker (Chairman). The committee meets on an as needed basis to discuss items of concern to the Bank. The flexible meeting schedule allows for advance discussion of items appearing on the Board agenda and review of issues of concern that arise in between scheduled Board meetings. The Executive Committee met once during the year ended June 30, 2018.
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

Name and Principal Position	Year	Salary ($)	Change in Pension Value and Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
Jerald L. Shaw	2018	303,850	(3)	139,538	443,388
President and Chief	2017	295,006	(3)	69,468	364,474
Executive Officer
Terri L. Degner	2018	207,648	5,280	94,350	307,278
Executive Vice President	2017	180,001	18,530	17,336	215,867
Chief Financial Officer
and Treasurer
Matthew F. Moran	2018	175,100	—	30,135	213,235
Executive Vice President	2017	170,004	—	690	170,694
and Chief Credit Officer
_________________

(1)
Represents aggregate change during the fiscal year in the actuarial present value of the executive’s accumulated benefit under the Supplemental Executive Retirement Plan ("SERP"), which is described below. The only named executive officers who participate in this plan are Mr. Shaw and Ms. Degner.

(2)
For 2018, represents 401(k) match: $10,600, $10,600, and $7,212, life insurance premiums; $6,181, $1,290, and $1,048, retention bonus; $75,000, $77,000, and $25,750, and ESOP contribution; $4,931, $3,384, $3,163; respectively and the use of Company car for Mr. Shaw and Ms. Degner; $1,926 and $2,076, respectively. For Mr. Shaw, also includes SERP payments of $40,900.

(3)	Mr. Shaw turned 65 during the year ended June 30, 2011 and his total benefit under the SERP was frozen effective as of June 30, 2012; he began receiving benefits on June 30, 2011.

Employment and Severance Agreements. Anchor Bank has entered into employment agreements with Jerald L. Shaw and Terri L. Degner. The employment agreements were effective on May 19, 2014, and provide for an initial three-year term, provided the agreement has not been terminated earlier by either party to the agreement. On each anniversary beginning on May 19, 2015, the term of each agreement will be extended for a period of one year in addition to the then-remaining term unless notice is given by the executive to Anchor Bank, or by Anchor Bank to the executive, at least 90 days prior to such anniversary, that the agreement will not be extended.
Under the employment agreements, Mr. Shaw’s and Ms. Degner’s current annual base salaries are $303,850 and $270,648, respectively. These amounts may be increased at the discretion of the Bank’s Board of Directors or an authorized committee of the Board as provided for in the agreements. Each executive’s annual base salary will be adjusted from time to time to reflect amounts approved by the Bank’s Board or the committee administering the agreement. The executives also may participate, to the same extent as executive officers of the Bank generally, in all plans of the Bank relating to pension, retirement, thrift, profit-sharing, savings, group or other life insurance, hospitalization, medical and dental coverage, travel and accident insurance, education, cash bonuses, and other retirement or employee benefits or combinations thereof. In addition, the executives are entitled to participate in any other fringe benefit plans or perquisites which are generally available to the Bank’s executive officers, including but not limited to supplemental retirement, deferred compensation programs, supplemental medical or life insurance plans, company cars, club dues, physical examinations, financial planning and tax preparation services. The executives also will receive an annual paid vacation, and voluntary leaves of absence, with or without pay, from time to time at such times and upon such conditions as the Bank’s Board or the Committee administering the agreement may determine.

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
Outstanding Equity Awards
The following information with respect to outstanding stock awards as of June 30, 2018 is presented for the named executive officers. The named executive officers have no stock option awards outstanding.

Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Jerald L. Shaw	—		—
Terri L. Degner	—		—
Matthew F. Moran	3,961	(2)	103,580

(1)	Based on the closing price of the Company's common stock on the Nasdaq Global Market of $26.15 on June 30, 2018.
(2)
Consists of an award of 6,602 shares of restricted stock on December 8, 2015, which vest in equal installments over a period of five years with the first 20% vesting on the first anniversary of the award.

Non-Qualified Deferred Compensation
The following information is presented with respect to plans that provide for the deferral of compensation on a basis that is not tax-qualified in which the named executive officers participated in the year ended June 30, 2018.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)		Aggregate Balance at Last FYE ($)
Jerald L. Shaw	—	—	(1)	40,900	(2)	253,973
Terri L. Degner	—	—	—	—		141,749
Matthew F. Moran	—	—	—	—		—
______________

(1)	Mr. Shaw turned 65 during the year ended June 30, 2011 and his total benefit under the SERP was frozen effective as of June 30, 2012.

(2)	Mr. Shaw turned 65 and began receiving benefits on June 30, 2011.

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

Potential Payments Upon Termination or Change in Control

We have entered into agreements with our named executive officers that provide for potential payments upon disability, termination, retirement and death. The following table shows, as of June 30, 2018, the value of potential payments and benefits following a termination of employment under a variety of scenarios.

	Death ($)		Disability ($)		Involuntary Termination ($)	Involuntary Termination with Change in Control ($)		Retirement ($)
Jerald L. Shaw
Employment Agreement	—		10,000	(1)	455,775	1,382,085		—
SERP	253,973	(2)	—		—	286,300	(3)	40,900	(4)
Equity Plan	—		—		—	—		—
Terri L. Degner
Employment Agreement	—		10,000	(1)	311,472	944,636		—
SERP	141,749	(2)	—		—	369,870	(3)	24,658	(4)
Equity Plan	—		—		—	—		—
Matthew F. Moran
Equity Plan	103,580		103,580		—	10,358		—
________________
(1)	Monthly benefit.
(2)	A participant who dies prior to the commencement of benefits will receive a lump sum death benefit equal to the present value of his or her remaining SERP benefit.
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
DIRECTORS' COMPENSATION
The following table shows the compensation paid to our directors for the year ended June 30, 2018, with the exception of Jerald L. Shaw, our President and Chief Executive Officer, and Terri L. Degner, our Executive Vice President, Chief Financial Officer and Treasurer, whose compensation is included in the section entitled “Executive Compensation.”

Name	Fees Earned or Paid in Cash ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	Total ($)
George W. Donovan	20,700	2,332	23,032
Douglas A. Kay	21,870	3,134	25,004
Robert D. Ruecker	25,740	4,570	30,310
Reid A. Bates	16,960	--	16,960
Gordon Stephenson	17,660	--	17,660

(1)	Represents aggregate change between June 30, 2017 and June 30, 2018 in the actuarial present value of the director’s accumulated benefit under the SERP, which is described below.

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

Item 12.
Equity Compensation Plan Information
The following table summarizes share and exercise price information about the Company's equity compensation plans as of June 30, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders:
2015 Equity Incentive Plan (1)	—	$—	85,572
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	85,572
(1) As of June 30, 2018, there were no outstanding options, warrants and rights. At that date, there were 106,228 restricted shares granted pursuant to the 2015 Equity Incentive Plan (the "Plan") and 87,572 shares were available for future grants of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, non-qualified stock options, which do not satisfy the requirements for treatment as incentive stock options, restricted stock and restricted stock units under the Plan.
Security Ownership of Certain Beneficial Owners and Management
Security Ownership of Certain Beneficial Owners.
    The following table sets forth, as of June 30, 2018, information regarding share ownership of:

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

Persons and groups who beneficially own in excess of five percent of the Company's common stock are required to file with the SEC, and provide us a copy, reports disclosing their ownership pursuant to the Securities Exchange Act of 1934. To our knowledge, no other person or entity, other than the ones set forth below, beneficially owned more than five percent of the outstanding shares of the Company common stock as of the close of business on the voting record date.

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

	Number of Shares Beneficially Owned (1)	Percent of Shares Outstanding (%)
Name

Beneficial Owners of More Than 5%

Context BH Capital Management, LP	247,208 (2)	9.95
401 City Avenue, Suite 800
Bala Cynwyd, Pennsylvania 19004

Joel S. Lawson, IV	225,000 (3)	9.06
2040 Grubbs Mill Road
Berwyn, Pennsylvania 19312

Lighthouse Investment Partners, LLC	125,050 (4)	5.03
3801 PGA Boulevard, Suite 500
Palm Beach Gardens, Florida 33410

M3 Funds, LLC	139,465 (5)	5.61
10 Exchange Place, Suite 510
Salt Lake City, Utah 84111

Joseph Stilwell	236,466 (6)	9.52
111 Broadway, 12th Floor
New York, New York 10006

Yakira Partners, LP	179,613 (7)	7.23
991 Post Road East, Second Floor
Westport, Connecticut 06880

Directors

Robert D. Ruecker	22,700 (8)	*
Jerald L. Shaw	37,258 (9)	*
Douglas A. Kay	8,200 (10)	*
George W. Donovan	17,200 (11)	*
Terri L. Degner	28,659 (12)	*
Reid A. Bates	2,250 (9)	*
Gordon Stephenson	3,050 (13)	*

Named Executive Officers Who Are Not Directors
Matthew F. Moran	13,324 (14)	*

All Executive Officers and Directors as a Group (9 persons)	140,216	5.62

*	Less than one percent of shares outstanding.
(1)
Shares of restricted stock granted under the 2015 Equity Incentive Plan, as to which the holders have voting power but not investment power, are included as follows: Mr. Moran, 3,961 shares; and all executive officers and directors as a group, 3,495 shares.

(2)	According to a Schedule 13G filed February 13, 2018, Context BH Capital Management, LP has sole voting and dispositive power over the shares reported.
(3)	According to a Schedule 13D/A filed December 10, 2015, Mr. Lawson has sole voting and dispositive power over the shares reported.
(4)
According to a Schedule 13G filed January 30, 2018, Lighthouse Investment Partners, LLC, Map 192 Segregated Portfolio and Map 136 Segregated Portfolio have shared voting and dispositive power over the shares reported.

(5)	According to a Schedule 13G filed May 11, 2018, M3 Funds, LLC, M3 Partners, LP, M3F, Inc., Jason A. Stock and William C. Waller have shared voting and dispositive power over the shares reported.
(6)
According to a Schedule 13D/A filed September 6, 2016, Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Partners, L.P., Stilwell Value LLC and Joseph Stilwell have shared voting and dispositive power over the shares reported.

(7)
According to a Schedule 13G filed February 13, 2018, Yakira Partners, LP has sole voting and dispositive power over 60,785 shares and Map 136 Segregated Portfolio has sole voting and dispositive power over 125,028 shares.

(8)	Includes shares of restricted stock noted in footnote (1); remaining shares are held in individual retirement account ("IRA").
(9)
Includes shares of restricted stock noted in footnote (1), 9,500 shares held jointly with spouse, 849 shares held in IRA, 2,217 shares held in the ESOP, 3,245 shares held in spouse's IRA and 3,406 shares held by Shaw Family I LLC.

(10)	Includes shares of restricted stock noted in footnote (1), remaining shares are held jointly with spouse.
(11)
Includes shares of restricted stock noted in footnote (1), 4,000 shares held jointly with spouse, 4,000 shares held by William M. Donovan Trust as to which Mr. Donovan is trustee, as well as 2,000 shares held for his children.

(12)	Includes shares of restricted stock noted in footnote (1), 10,000 shares held jointly with spouse and 1,409 shares held in the ESOP.
(13)	Consists of 1,000 shares held jointly with spouse, 1,000 shares held in his spouse's IRA and 1,050 shares held as custodian for minors.
(14)	Includes shares of restricted stock noted in footnote (1).
Changes in Control
On July 17, 2018, the Company entered into a merger agreement with FS Bancorp, Inc., a Washington corporation (“FS Bancorp”). The merger agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into FS Bancorp, with FS Bancorp as the surviving corporation in the merger. Immediately after the effective time of the merger, FS Bancorp intends to merge Anchor Bank, a wholly-owned subsidiary of the Company, with and into 1st Security Bank of Washington, a wholly-owned subsidiary of FS Bancorp, with 1st Security Bank of Washington as the surviving institution in the bank merger. The completion of the merger is subject to customary conditions, including approval of the merger agreement by the Company's shareholders and the receipt of required regulatory approvals. The merger is expected to be completed in the fourth calendar quarter of 2018, or early in the first quarter of 2019.

Also, on July 17, 2018, Washington Federal, Inc. ("Washington Federal") and the Company mutually agreed to terminate their previously announced merger agreement, dated as of April 11, 2017, as amended, which provided for the merger of the Company with and into Washington Federal, with Washington Federal as the surviving entity.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Transactions
The Bank has followed a policy of granting loans to officers and directors, which fully complies with all applicable federal regulations. Loans to directors and executive officers are made in the ordinary course of business and on the same terms and conditions as those of comparable transactions with all customers prevailing at the time, in accordance with our underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. Loans and available lines of credit to all directors and executive officers and their associates totaled approximately $33,000 at June 30, 2018, which was less than one percent of our equity at that date. All loans to directors and executive officers were performing in accordance with their terms at June 30, 2018. Total deposits of directors and executive officers were approximately $1.8 million at June 30, 2018.

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
Item 14. Principal Accounting Fees and Services
The following table sets forth the aggregate fees billed to the Company and the Bank by Moss Adams LLP for professional services rendered for the fiscal years ended June 30, 2018 and 2017.

	Year Ended June 30,

	2018	2017
Audit Fees..................................................................	$194,000	$187,175
Audit-Related Fees....................................................	15,054	25,444
Tax Fees.....................................................................	25,809	20,320
Total............................................................................	$234,863	$232,939

The Audit Committee pre-approves all audit and permissible non-audit services to be provided by the independent auditor and the estimated fees for these services in connection with its annual review of its charter. In considering non-audit services, the Audit Committee will consider various factors, including but not limited to, whether it would be beneficial to have the service provided by the independent auditor and whether the service could compromise the independence of the independent auditor. All of the services provided by Moss Adams LLP in the year ended June 30, 2018 were approved by the Audit Committee.

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

3. Exhibits:

Exhibits are available from the Company by written request.

2.1	Agreement and Plan of Merger, dated as of July 17, 2018, by and between FS Bancorp, Inc. and Anchor Bancorp (1)
2.2	Mutual termination of Plan of Merger, dated July 17, 2018, by and between Washington Federal, Inc. and Anchor Bancorp (1)
3.1	Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (3)
4.1	Form of Stock Certificate of the Company (2)
10.1	Form of Anchor Bank Employee Severance Compensation Plan (2)
10.2	Anchor Bank Phantom Stock Plan (2)
10.3	Form of 401(k) Retirement Plan (2)
10.4	Form of Employment Agreement between Anchor Bank and Jerald L. Shaw and Terri L. Degner (4)
10.5	Anchor Bancorp, Inc. 2015 Equity Incentive Plan ("Equity Incentive Plan") (5)
10.6	Form of Incentive Stock Option Award Agreement under the Equity Incentive Plan (5)
10.7	Form of Non-Qualified Stock Option Award Agreement under the Equity Incentive Plan (5)
10.8	Form of Restricted Stock Award agreement under the Equity Incentive Plan (5)
10.9	Form of Restricted Stock Unit Award agreement under the Equity Incentive Plan (5)
14	Code of Ethics (6)
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Anchor Bancorp's Annual Report on Form 10-K for the year ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements

________________________

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K filed July 17, 2018.
(2)	Filed on October 24, 2008, as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-154734) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 10, 2015 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company's Current Report on Form 8-K dated May 22, 2014 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company's Registration Statement on Form S-8 date December 8, 2015 and incorporated herein by reference.
(6)	The Company elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.anchornetbank.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR BANCORP

September 13, 2018	By:/s/Jerald L. Shaw
Jerald L. Shaw
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/Jerald L. Shaw	September 13, 2018
Jerald L. Shaw President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/Terri L. Degner	September 13, 2018
Terri L. Degner Chief Financial Officer and Director (Principal Financial and Accounting Officer)

By: /s/Robert D. Ruecker	September 13, 2018
Robert D. Ruecker
Chairman of the Board and Director

By: /s/Douglas A. Kay	September 13, 2018
Douglas A. Kay
Director

By: /s/George W. Donovan	September 13, 2018
George W. Donovan
Director

By: /s/Reid A. Bates	September 13, 2018
Reid A. Bates
Director

By: /s/Gordon Stephenson	September 13, 2018
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

101
The following materials from Anchor Bancorp's Annual Report on Form 10-K for the year ended
June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements