Form 10-K/A
period 2018-06-30
Anchor Bancorp
filed 2018-09-19
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________
FORM 10-K/A
(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018  or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A (“Amendment No. 1”) is being filed by Anchor Bancorp solely for the purpose of correcting typographical errors in the report of Moss Adams LLP (“Moss Adams”) contained in Part II, Item 8 of Anchor Bancorp’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the Securities and Exchange Commission on September 13, 2018 (the “Original 10-K”). The changes do not in any way change the conclusion expressed by Moss Adams in its report in the Original 10-K. In addition, Exhibits 23, 31.1, 31.2, and 32 are being amended with this Amendment No. 1 to include currently-dated versions of the Moss Adams consent and certifications of the Chief Executive Officer and Chief Financial Officer of Anchor Bancorp.

For ease of reference, this Amendment No. 1 restates the Original 10-K in its entirety, making only the amendments described above. This Amendment No. 1 does not otherwise amend, update or change any other information or disclosure contained in the Original 10-K or change any previously reported financial results. This Amendment No. 1 speaks only as of the date of the Original 10-K and does not reflect any events that may have occurred subsequent to the date of the Original 10-K.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Anchor Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Anchor Bancorp and subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cashflows for the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
September 13, 2018

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

ANCHOR BANCORP

September 19, 2018	By:/s/Jerald L. Shaw
Jerald L. Shaw
President, Chief Executive Officer and Director
(Duly Authorized Representative)

By:/s/Terri L. Degner
Terri L. Degner
Executive Vice President, Chief Financial Officer
and Director
(Duly Authorized Representative)

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