Form 10-Q
period 2018-09-30
Anchor Bancorp
filed 2018-11-05
CIK 1448301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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
Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 5, 2018, there were 2,484,030 shares of common stock, $0.01 par value per share, outstanding.

ANCHOR BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to Anchor Bancorp and its consolidated subsidiary, unless the context indicates otherwise.  When we refer to “Anchor Bank” or the “Bank” in this report, we are referring to Anchor Bank, the wholly owned subsidiary of Anchor Bancorp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands, except share data) (Unaudited)	September 30, 2018	June 30, 2018
ASSETS
Cash and cash equivalents	$50,546	$17,568
Securities available-for-sale, at fair value, amortized cost of $17,586 and $18,407	16,817	17,725
Securities held-to-maturity, at amortized cost, fair value of $3,188 and $3,500	3,287	3,584
Loans held for sale	999	98
Loans receivable, net of allowance for loan losses of $4,420 and $4,370	369,291	392,044
Bank owned life insurance investment, net of surrender charges	20,675	20,546
Accrued interest receivable	1,424	1,423
Real estate owned ("REO"), net	742	737
Federal Home Loan Bank ("FHLB") stock, at cost	2,047	2,047
Property, premises, and equipment, at cost, less accumulated depreciation of $12,390 and $12,243	8,515	8,664
Deferred tax asset, net	3,187	3,585
Prepaid expenses and other assets	1,350	1,633
Total assets	$478,880	$469,654
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$59,725	$55,381
Interest-bearing	305,932	303,640
Total deposits	365,657	359,021

FHLB advances	37,000	37,000
Advance payments by borrowers for taxes and insurance	1,975	1,077
Supplemental Executive Retirement Plan liability	1,746	1,738
Accounts payable and other liabilities	3,826	3,374
Total liabilities	410,204	402,210
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share, authorized 45,000,000 shares; 2,484,030 issued and outstanding at September 30, 2018 and 2,484,030 issued and outstanding at June 30, 2018, respectively	25	25
Additional paid-in capital	22,343	22,298
Retained earnings	48,063	46,776
Unearned Employee Stock Ownership Plan ("ESOP") shares	(523)	(540)
Accumulated other comprehensive loss, net of tax	(1,232)	(1,115)
Total stockholders’ equity	68,676	67,444
Total liabilities and stockholders’ equity	$478,880	$469,654

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,

	2018	2017
Interest income:
Loans receivable, including fees	$5,528	$5,133
Securities	173	34
Mortgage-backed securities	115	130
Total interest income	5,816	5,297
Interest expense:
Deposits	914	842
FHLB advances	179	109
Total interest expense	1,093	951
Net interest income before provision for loan losses	4,723	4,346
Provision for loan losses	50	75
Net interest income after provision for loan losses	4,673	4,271
Noninterest income:
Deposit service fees	261	313
Other deposit fees	194	199
Other loan fees	226	228
(Loss) gain on sale of loans	(2)	110
Bank owned life insurance investment	129	129
Other income	341	193
Total noninterest income	1,149	1,172
Noninterest expense:
Compensation and benefits	1,962	2,084
General and administrative expenses	580	574
Merger expenses	266	34
Real estate impairment	50	—
Real estate owned holding costs, net	20	30
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	47	36
Information technology	498	537
Occupancy and equipment	398	433
Deposit services	96	104
Marketing	59	91
Loss on sale of property, premises and equipment	—	5
Total noninterest expense	3,976	3,928
Income before provision for income taxes	1,846	1,515
Provision for income taxes	559	471
Net income	$1,287	$1,044
Basic earnings per share	$0.52	$0.43
Diluted earnings per share	$0.52	$0.43
Weighted average number of basic shares outstanding	2,484,011	2,421,049
Weighted average number of diluted shares outstanding	2,489,475	2,432,960
See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands) (Unaudited)	Three Months Ended September 30,

	2018	2017
NET INCOME	$1,287	$1,044
OTHER COMPREHENSIVE (LOSS) INCOME, net of income tax
Unrealized holding (losses) gains on available-for-sale securities during the period, net of income tax (benefit) expense of $(28) and $19, respectively	(117)	36
Other comprehensive (loss) income, net of income tax	(117)	36
COMPREHENSIVE INCOME	$1,170	$1,080

See accompanying notes to condensed consolidated financial statements (unaudited).

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,287	$1,044
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	149	158
Net amortization of premiums on securities	52	70
Provision for loan losses	50	75
ESOP expense	49	43
Real estate owned impairment	50	—
Deferred federal income taxes	368	326
Stock compensation expense	13	47
Increase in cash surrender value of life insurance investment	(129)	(129)
Loss (gain) on sale of loans	2	(110)
Originations of loans held for sale	(1,001)	(1,994)
Proceeds from sale of loans held for sale	98	3,655
Loss on sale of property, premises, and equipment	—	5
Change in operating assets and liabilities:
Accrued interest receivable	(1)	(12)
Prepaid expenses and other assets	283	257
Supplemental Executive Retirement Plan ("SERP")	8	8
Accounts payable and other liabilities	452	832
Net cash provided by operating activities	1,730	4,275
CASH FLOWS FROM INVESTING ACTIVITIES
Principal repayments on mortgage-backed available-for-sale securities	783	937
Principal repayments on mortgage-backed held-to-maturity securities	283	374
Loan originations, net of undisbursed loan proceeds and principal repayments	22,650	(7,179)
Capital improvements on real estate owned	(2)	—
Proceeds from sale of property, premises, and equipment, net	—	160
Redemption of FHLB stock	—	312
Net cash provided by (used in) investing activities	23,714	(5,396)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	6,636	3,189
Net change in advance payments by borrowers for taxes and insurance	898	708
Proceeds from FHLB advances	—	15,200
Repayment of FHLB advances	—	(23,000)
Net share settlement of stock awards	—	(245)
Net cash provided by (used in) financing activities	$7,534	$(4,148)

ANCHOR BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands, except share data) (Unaudited)	Three Months Ended September 30,

	2018	2017
NET CHANGE IN CASH AND CASH EQUIVALENTS	$32,978	$(5,269)
Beginning of period	17,568	14,194
End of period	$50,546	$8,925
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,093	$960
Income taxes	$—	$145
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Noncash investing activities:
Net loans transferred to real estate owned	$53	$1,791
Unrealized holding (loss) gain on available-for-sale securities, net of tax	$(117)	$36

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

Anchor Bank is a community-based savings bank primarily serving Western Washington through its nine full-service bank offices within Grays Harbor, Thurston, Lewis, and Pierce counties, and one loan production office located in King County, Washington.  Anchor Bank’s business consists of attracting deposits from the public and utilizing those deposits to originate loans.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. It is recommended that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2018 (“2018 Form 10-K”). The results of operations for the three months ended September 30, 2018 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2019. Certain prior year amounts have been reclassified to conform to current fiscal year presentation. The reclassifications had no impact on previously reported consolidated net income or equity. The Company has evaluated events and transactions subsequent to September 30, 2018 for potential recognition or disclosure.

Note 3 - Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date; a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements. This ASU amended the new leases standard to give entities another option for transition and to provide lessors with a practical expedient. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. The practical expedient provides lessors with an option to not separate non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant components. The amendments have the same effective date as ASU 2016-02. The effect of the adoption will depend on leases at time of adoption. Once adopted, we expect to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, however, based on current leases the adoption of these ASUs is not expected to have a material impact on the Company's consolidated financial statements.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under ASC Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under ASC Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements in the Form 10-Q for the quarter ended December 31, 2017. As of September 30, 2018 the Company did not incur any adjustments to the provisional recognition.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). This ASU modifies the disclosure requirements on fair value measurements. The following disclosure requirements were removed from FASB Accounting Standards Codification (“ASC”) Topic 820 - Fair Value Measurement: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. This ASU clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The ASU adds the following disclosure requirements for Level 3 measurements: (1) changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period; and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Amendments in this ASU are effective for

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for any removed or modified disclosures. The adoption of ASU 2018-13 is not expected to have a material impact on the Company's consolidated financial statements.

Application of New Accounting Guidance
On July 1, 2018, the Company adopted FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively “ASC 606”), which created Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014‑09. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under past guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. For financial reporting purposes, the Company utilized the modified retrospective approach, meaning the ASU is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. As a bank holding company, key revenue sources, such as interest income on loans, investment securities and deposits, as well as other sources of income including loan fees, security sales, and derivatives have been identified as out of the scope of this new guidance. Management conducted an assessment of the revenue streams that were affected by the new guidance and identified those considered material and in scope to ensure compliance with the new guidance concluding those related to credit and debit card fees, and service charges and fees on deposit accounts.  No additional changes to processes or procedures were identified for the recognition of revenues in scope. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements. The additional disclosures required by this ASU have been included in “Note 13 - Revenue from Contracts with Customers”.
On July 1, 2018, the Company adopted FASB issued ASU No. 2016‑01, Financial Instruments - Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance improves the recognition and measurement of financial instruments. This ASU requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This ASU also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The adoption of ASU No. 2016-01 did not have a material impact on the Company’s consolidated financial statements. The disclosures to the Company’s consolidated financial statements have been updated appropriately using the exit price notion in “Note 9 - Fair Value of Financial Instruments”.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends the hedge accounting recognition and presentation requirements in ASC 815 to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. The amendments in this ASU permit hedge accounting for hedging relationships involving nonfinancial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. Management adopted the new guidance on July 1, 2018. The adoption of ASU No. 2017-12 did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU address how a customer should account for the costs of implementing a cloud computing service arrangement (also referred to as a “hosting arrangement”).  Entities should account for costs associated with implementing a cloud computing arrangement that is considered a service contract in the same way as accounting for implementation costs incurred to develop or obtain software for internal use using the guidance in ASC 350-40. The amendments also addresses when costs should be capitalized rather than expensed, the term to use when amortizing capitalized costs, and how to evaluate the unamortized portion of these capitalized implementation costs for impairment and includes guidance on how to present implementation costs in the financial statements and creates additional disclosure requirements. Amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. The adoption of ASU No. 2018-15 is not expected to have a material impact on the Company's consolidated financial statements.

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

	For the Three Months Ended September 30,
	2018	2017
	(Dollars in thousands, except share data)
Net income	$1,287	$1,044
Earnings allocated to common shareholders	$1,287	$1,044

Basic weighted-average common shares outstanding	2,484,011	2,421,049
Potentially dilutive incremental shares	5,464	11,911
Diluted weighted-average common shares outstanding	2,489,475	2,432,960

Basic earnings per share	$0.52	$0.43
Diluted earnings per share	$0.52	$0.43

Shares owned by the Company's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted EPS. As of September 30, 2018 and September 30, 2017 there were 46,766 and 53,649 shares, respectively, which had not been allocated under the Company's ESOP.

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For both the three months ended September 30, 2018 and 2017, there were no anti-dilutive shares included in the computation of diluted earnings per share.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Investments

The amortized cost and estimated fair market values of investment securities as of September 30, 2018 and June 30, 2018, were as follows:

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$152	$—	$—	$152
Mortgage-backed securities:
FHLMC (1)	10,037	10	(418)	9,629
FNMA (2)	7,011	—	(340)	6,671
GNMA (3)	386	—	(21)	365
	$17,586	$10	$(779)	$16,817
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$1,684	$28	$(88)	$1,624
FNMA	943	35	(30)	948
GNMA	660	—	(44)	616
	$3,287	$63	$(162)	$3,188
(1) Federal Home Loan Mortgage Corporation ("Freddie Mac")
(2) Federal National Mortgage Association ("Fannie Mae")
(3) Government National Mortgage Association ("Ginnie Mae")

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds	$155	$—	$—	$155
Mortgage-backed securities:
FHLMC	10,337	11	(350)	9,998
FNMA	7,494	—	(323)	7,171
GNMA	421	—	(20)	401
	$18,407	$11	$(693)	$17,725
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$1,805	30	(84)	$1,751
FNMA	982	40	(26)	996
GNMA	797	—	(44)	753
	$3,584	$70	$(154)	$3,500

There were 56 and 55 securities in an unrealized loss position at September 30, 2018 and June 30, 2018, respectively. The unrealized losses on investments in mortgage-backed securities relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities prior to their maturity. We do expect to recover the entire amortized cost basis of the securities. The fair value of temporarily impaired securities, the amount of unrealized losses, and the length of time these unrealized losses existed as of the dates indicated, were as follows:

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$5,071	$(154)	$4,320	$(265)	$9,391	$(419)
FNMA	—	—	6,671	(340)	6,671	(340)
GNMA	—	—	365	(20)	365	(20)
	$5,071	$(154)	$11,356	$(625)	$16,427	$(779)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$1,141	$(88)	$1,141	$(88)
FNMA	—	—	410	(30)	410	(30)
GNMA	—	—	616	(44)	616	(44)
	$—	$—	$2,167	$(162)	$2,167	$(162)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018	(In thousands)
Securities available-for-sale
Mortgage-backed securities:
FHLMC	$5,696	$(143)	$3,650	$(207)	$9,346	$(350)
FNMA	781	(27)	6,389	(296)	7,170	(323)
GNMA	—	—	402	(20)	402	(20)
	$6,477	$(170)	$10,441	$(523)	$16,918	$(693)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018	(In thousands)
Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$—	$—	$1,206	$(84)	$1,206	$(84)
FNMA	—	—	434	(26)	434	(26)
GNMA	—	—	753	(44)	753	(44)
	$—	$—	$2,393	$(154)	$2,393	$(154)

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contractual maturities of securities at September 30, 2018 are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

September 30, 2018	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale
Municipal bonds:
Due after five to ten years	$152	$152
Mortgage-backed securities:
FHLMC	10,037	9,629
FNMA	7,011	6,671
GNMA	386	365
	$17,586	$16,817

Securities held-to-maturity
Mortgage-backed securities:
FHLMC	$1,684	$1,624
FNMA	943	948
GNMA	660	616
	$3,287	$3,188

There were no sales of securities available-for-sale for the three months ended September 30, 2018 and 2017.

Pledged securities at the dates indicated are summarized as follows:

	September 30, 2018		June 30, 2018
Pledged to secure:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Public deposits	$3,825	$3,671	$4,035	$3,903
FHLB borrowings	727	730	766	770
Federal Reserve borrowing line	1,145	1,070	1,323	1,249

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Loans Receivable, net

Loans receivable consisted of the following at the dates indicated:

	September 30, 2018	June 30, 2018
	(In thousands)
Real estate:
One-to-four family	$63,387	$62,110
Multi-family	56,292	57,639
Commercial	156,452	150,050
Construction	64,106	85,866
Land	5,133	5,515
Total real estate	345,370	361,180
Consumer:
Home equity	12,522	12,291
Credit cards	2,198	2,284
Automobile	299	372
Other consumer	1,139	960
Total consumer	16,158	15,907

Business:
Commercial business	13,098	20,329
Total loans	374,626	397,416
Less:
Deferred loan fees and loan premiums, net	915	1,002
Allowance for loan losses	4,420	4,370
Loans receivable, net	$369,291	$392,044

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
The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2018:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Consumer (1)	Commercial business	Unallocated	Three months ended 9/30/18
	(In thousands)
Allowance for loan losses:
Beginning balance	$339	$585	$1,478	$1,280	$83	$353	$252	$—	$4,370
Provision (benefit) for loan losses	41	73	239	(355)	(21)	40	33	—	50
Charge-offs	—	—	—	—	—	(20)	—	—	(20)
Recoveries	14	—	—	1	—	5	—	—	20
Ending balance	$394	$658	$1,717	$926	$62	$378	$285	$—	$4,420

(1)	Consumer loans include home equity, credit cards, automobile, and other consumer loans. The only consumer loans with impairment are home equity loans.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2018:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$703	$896	$—
Home equity	316	330	—
Commercial business	63	125	—
With an allowance recorded
One-to-four family	$2,295	$2,305	$95
Land	246	246	6
Home equity	252	252	65
Other consumer	12	12	12
Commercial business	141	162	17
Total
One-to-four family	$2,998	$3,201	$95
Land	246	246	6
Home equity	568	582	65
Other consumer	12	12	12
Commercial business	204	287	17
Total	$4,028	$4,328	$195

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2018:

	Recorded Investments	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One-to-four family	$608	$794	$—
Home equity	330	345	—
Commercial business	285	366	—
With an allowance recorded
One-to-four family	$2,341	$2,351	$85
Land	300	300	13
Home equity	150	150	80
Other consumer	14	14	13
Total
One-to-four family	$2,949	$3,145	$85
Land	300	300	13
Home equity	480	495	80
Other consumer	14	14	13
Commercial business	285	366	—
Total	$4,028	$4,320	$191

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded
One-to-four family	$656	$1	$1,716	$3
Commercial real estate	—	—	996	—
Home equity	323	1	281	1
Commercial business	174	1	480	1
With an allowance recorded
One-to-four family	$2,318	$9	$3,084	$11
Land	273	7	310	7
Home equity	201	1	261	1
Other consumer	13	—	—	—
Commercial business	71	—	12	—
Total
One-to-four family	$2,974	$10	$4,800	$14
Commercial real estate	—	—	996	—
Land	273	7	310	7
Home equity	524	2	542	2
Other consumer	13	—	—	—
Commercial business	245	1	492	—
Total	$4,029	$20	$7,140	$23

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2018:

	One-to-four family	Multi- family	Commercial real estate	Construction	Land	Consumer(1)	Commercial business	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance	$394	$658	$1,717	$926	$62	$378	$285	$—	$4,420
Ending balance: individually evaluated for impairment	95	—	—	—	6	77	17	—	195
Ending balance: collectively evaluated for impairment	$299	$658	$1,717	$926	$56	$301	$268	$—	$4,225

Loans receivable:
Ending balance	$63,387	$56,292	$156,452	$64,106	$5,133	$16,158	$13,098	$—	$374,626
Ending balance: individually evaluated for impairment	2,998	—	—	—	246	580	204	—	4,028
Ending balance: collectively evaluated for impairment	$60,389	$56,292	$156,452	$64,106	$4,887	$15,578	$12,894	$—	$370,598

(1)	Consumer loans include home equity, credit cards, auto and other consumer loans.

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

The following table presents the recorded investment in nonaccrual loans by type of loans as of the dates indicated:

	September 30, 2018	June 30, 2018
	(In thousands)
One-to-four family	$450	$507
Home equity	297	207
Commercial business	141	222
Total	$888	$936

There were no loans past due 90 days or more and still accruing interest at September 30, 2018 and June 30, 2018.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class of loan, as of September 30, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$330	$179	$450	$959	$62,428	$63,387
Multi-family	—	—	—	—	56,292	56,292
Commercial real estate	—	—	—	—	156,452	156,452
Construction	—	—	—	—	64,106	64,106
Land	—	—	—	—	5,133	5,133
Home equity	57	—	297	354	12,168	12,522
Credit cards	6	4	—	10	2,188	2,198
Automobile	—	—	—	—	299	299
Other consumer	3	3	—	6	1,133	1,139
Commercial business	—	—	141	141	12,957	13,098
Total	$396	$186	$888	$1,470	$373,156	$374,626

(1) Includes loans on nonaccrual status.

The following table presents past due loans, net of partial loan charge-offs, by class of loan as of June 30, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (1)	Total Past Due	Current	Total Loans
	(In thousands)
One-to-four family	$683	$122	$507	$1,312	$60,798	$62,110
Multi-family	—	—	—	—	57,639	57,639
Commercial real estate	—	—	—	—	150,050	150,050
Construction	—	—	—	—	85,866	85,866
Land	—	—	—	—	5,515	5,515
Home equity	220	—	207	427	11,864	12,291
Credit cards	6	8	—	14	2,270	2,284
Automobile	—	—	—	—	372	372
Other consumer	4	—	—	4	956	960
Commercial business	9	—	222	231	20,098	20,329
Total	$922	$130	$936	$1,988	$395,428	$397,416
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

•	The Bank will charge off such assets as a loss during the accounting period in which they were identified.

•	Loan to be eliminated from the active loan reporting system via charge off.

The following table presents the internally assigned grade as of September 30, 2018, by class of loans:

	One-to- four family	Multi- family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$62,334	$55,047	$155,652	$62,486	$5,133	$11,838	$2,188	$299	$1,126	$12,898	$369,001
Watch	155	1,245	800	1,620	—	198	10	—	3	59	4,090
Special Mention	448	—	—	—	—	189	—	—	10	—	647
Substandard	450	—	—	—	—	297	—	—	—	141	888
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$63,387	$56,292	$156,452	$64,106	$5,133	$12,522	$2,198	$299	$1,139	$13,098	$374,626

The following table presents the internally assigned grade as of June 30, 2018, by class of loans:

	One-to- four family	Multi-family	Commercial real estate	Construction	Land	Home equity	Credit cards	Automobile	Other consumer	Commercial business	Total
	(In thousands)
Grade:
Pass	$60,525	$57,315	$148,584	$85,866	$5,515	$11,637	$2,270	$360	$951	$19,829	$392,852
Watch	689	324	1,466	—	—	297	14	12	5	278	3,085
Special Mention	389	—	—	—	—	150	—	—	4	—	543
Substandard	507	—	—	—	—	207	—	—	—	222	936
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Total	$62,110	$57,639	$150,050	$85,866	$5,515	$12,291	$2,284	$372	$960	$20,329	$397,416

Troubled Debt Restructures. A troubled debt restructure ("TDR") is a loan where the Company, for economic or legal reasons related to the borrower's financial condition, has granted a concession to the borrower that it would otherwise not consider so that the borrower can continue to make payments while minimizing the Company's potential loss. The modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank's best interest. At September 30, 2018, there were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents TDRs by accrual versus nonaccrual status and by loan class as of September 30, 2018:

	September 30, 2018
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$2,431	$103	$2,534
Land	246	—	246
Home equity	121	—	121
Other consumer	12	—	12
Commercial business	63	—	63
Total	$2,873	$103	$2,976

The following table presents TDRs by accrual versus nonaccrual status and by loan class as of June 30, 2018:

	June 30, 2018
	Accrual Status	Nonaccrual Status	Total Modifications
	(In thousands)
One-to-four family	$2,443	$108	$2,551
Land	299	—	299
Home equity	124	—	124
Other consumer	14	—	14
Commercial business	63	—	63
Total	$2,943	$108	$3,051

There were no new TDR loans, or renewals or modifications of existing TDR loans during the three months ended September 30, 2018 and 2017.

For the three months ended September 30, 2018 and 2017, there were no TDRs for which there was a payment default within 12 months of their restructure.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Real Estate Owned, net

The following table is a summary of REO activity for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,

	2018	2017
	(In thousands)
Balance at the beginning of the period	$737	$867
Net loans transferred to real estate owned	53	1,791
Capitalized improvements	2	—
Impairments	(50)	—
Balance at the end of the period	$742	$2,658

At September 30, 2018, there were two loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

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

Compensation expense related to the ESOP for the three months ended September 30, 2018 and 2017 was $49,000 and $43,000, respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	September 30, 2018	June 30, 2018
	(Dollars in thousands)
Allocated shares	55,234	53,514
Unallocated shares	46,766	48,486
Total ESOP shares	102,000	102,000
Fair value of unallocated shares	$1,323	$1,268

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 - Fair Value Measurements

On July 1, 2018, the Company adopted ASU 2016-01,  Financial Instruments - Overall (Subtopic 825‑10), Recognition and Measurement of Financial Assets and Financial Liabilities, which requires us to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes rather than the previous method of entry price notion. Under the entry price notion, the fair value estimate of loans receivable was based on discounted cash flow. At September 30, 2018, the exit price notion used to estimate the fair value of loans receivable was based on similar techniques, with the addition of current origination spreads, liquidity premiums, or credit adjustments. The fair value of nonperforming loans is based on the underlying value of the collateral for periods prior to and after adoption of ASU 2016-01.

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

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended September 30, 2018. The following tables show the Company's assets and liabilities at the dates indicated measured at fair value on a recurring basis:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$152	$—	$152
Mortgage-backed securities:
FHLMC	—	9,629	—	9,629
FNMA	—	6,671	—	6,671
GNMA	—	365	—	365

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Municipal bonds	$—	$155	$—	$155
Mortgage-backed securities:
FHLMC	—	9,998	—	9,998
FNMA	—	7,171	—	7,171
GNMA	—	401	—	401

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balances of assets measured at fair value on a nonrecurring basis at September 30, 2018:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$2,331	$2,331
Land	—	—	246	246
Home equity	—	—	252	252
Other consumer	—	—	12	12
Commercial business	—	—	141	141
Total impaired loans	—	—	2,982	2,982

Real estate owned:
One-to-four family	$—	$—	$599	$599
Total real estate owned	—	—	599	599

Total	$—	$—	$3,581	$3,581

The following table presents the balances of assets measured at fair value on a nonrecurring basis at June 30, 2018:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans:
Mortgage loans
One-to-four family	$—	$—	$2,443	$2,443
Land	—	—	300	300
Home equity	—	—	221	221
Other consumer	—	—	14	14
Total impaired loans	—	—	2,978	2,978

Total	$—	$—	$2,978	$2,978

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair values of impaired loans and real estate owned properties are generally based on third party appraisal of the properties, resulting in Level 3 classification.
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2018 and June 30, 2018:

	September 30, 2018
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans	$2,982	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 10% (6%)
Real estate owned	$599	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 100% (8%)

	June 30, 2018
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average Discount)
	(Dollars in thousands)
Impaired loans	$2,978	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 10% (7%)

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of September 30, 2018 and June 30, 2018:

	September 30, 2018
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$50,546	$50,546	$50,546	$—	$—
Securities available-for-sale	16,817	16,817	—	16,817	—
Securities held-to-maturity	3,287	3,188	—	3,188	—
FHLB stock	2,047	2,047	—	2,047	—
Loans held for sale	999	999	999	—	—
Loans receivable	373,711	363,243	—	—	363,243
Accrued interest receivable	1,424	1,424	—	1,424	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$204,439	$204,439	$204,439	$—	$—
Certificates of deposit	161,218	160,509	—	160,509	—
FHLB advances	37,000	36,667	—	36,667	—
Advance payments by borrowers for taxes and insurance	1,975	1,975	1,975	—	—

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2018
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial Instruments-Assets
Cash and cash equivalents	$17,568	$17,568	$17,568	$—	$—
Securities available-for-sale	17,725	17,725	—	17,725	—
Securities held-to-maturity	3,584	3,500	—	3,500	—
FHLB stock	2,047	2,047	—	2,047	—
Loans held for sale	98	98	98	—	—
Loans receivable	396,414	385,570	—	—	385,570
Accrued interest receivable	1,423	1,423	—	1,423	—

Financial Instruments-Liabilities
Demand deposits, savings and money market	$193,545	$193,545	$193,545	$—	$—
Certificates of deposit	165,476	164,886	—	164,886	—
FHLB advances	37,000	36,666	—	36,666	—
Advance payments by borrowers for taxes and insurance	1,077	1,077	1,077	—	—
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

As of September 30, 2018, awards for restricted stock totaling 87,572 were outstanding and no stock options were granted. Awarded shares of restricted stock typically vest over various periods as long as the director, advisory director, directors emeriti, officer or employee remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

For the three months ended September 30, 2018 total compensation expense for the Plan was $13,000, and the related income tax benefit was $3,000.

The following tables provide a summary of changes in non-vested restricted stock awards for the three months ended September 30, 2018:

	For the Three Months Ended September 30, 2018

		Weighted-Average Grant Date Fair Value
	Shares
Non-vested at July 1, 2018	7,456	$25.75
Granted	—	—
Vested	—	—
Forfeited and canceled	—	—
Non-vested at September 30, 2018	7,456	25.75

As of September 30, 2018, there was $51,000 of total unrecognized compensation costs related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately two years.

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 - Federal Income Taxes

On December 22, 2017, the U.S. Government enacted the Tax Act. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal income tax rate from a maximum of 35% to a flat 21% rate. The corporate income tax rate reduction was effective January 1, 2018. Because the Company has a fiscal year end of June 30, the reduced corporate income tax rate resulted in the application of a blended federal statutory income tax rate for its fiscal year 2018 of 28% and is now a flat 21% for fiscal 2019 and thereafter.

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

As of September 30, 2018, the Condensed Consolidated Statements of Financial Condition included a net deferred tax asset of $3.2 million. The Company's primary deferred tax assets relate to the allowance for loan losses. The Company has prepared federal tax returns through June 30, 2018. At June 30, 2018 the net operating loss carryforward was $2.2 million which will begin to expire in 2031.

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. Each quarter, we consider positive evidence, which may include taxes paid in carryback years, reversing timing differences, available tax planning strategies, and projected taxable income and weigh it against negative evidence, which may include cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings, among other items. At September 30, 2018, management determined that no valuation allowance on the deferred tax asset was required. This determination was based on sufficient positive evidence associated with our return to profitability, demonstrated through cumulative earnings over the recent three year period, strong quarterly income, and our projections for future taxable income.

Note 12 - Agreement and Plan of Merger

On July 17, 2018, the Company entered into an Agreement and Plan of Merger ("merger agreement") with FS Bancorp, Inc., a Washington corporation (“FS Bancorp”). The merger agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into FS Bancorp (the "merger") with FS Bancorp as the surviving corporation in the merger. Immediately after the effective time of the merger, FS Bancorp intends to merge Anchor Bank, a wholly-owned subsidiary of the Company, with and into 1st Security Bank of Washington, a wholly-owned subsidiary of FS Bancorp, with 1st Security Bank of Washington as the surviving institution in the bank merger.

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

ANCHOR BANCORP AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The completion of the merger is subject to customary conditions, including approval of the merger agreement by the Anchor Bancorp’s shareholders at a special meeting of shareholders scheduled on November 13, 2018. The required regulatory approvals have been received from the Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation in connection with the proposed merger of Anchor Bancorp with and into FS Bancorp as well as the merger of Anchor Bank into 1st Security Bank. The Federal Reserve Board also granted FS Bancorp's requested waiver from its application filing requirements. The merger is expected to be completed in the fourth calendar quarter of 2018.

The foregoing description of the merger agreement does not purport to be complete and is qualified in its entirety by reference to the merger agreement, attached as Exhibit 2.1 to Anchor Bancorp’s Current Report on Form 8-K which was filed with the SEC on July 18, 2018.

Note 13 - Revenue from Contracts with Customers
As noted in Note 1, the Company adopted the provisions of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), on July 1, 2018 and all subsequent ASUs that modified Topic 606.  Results for reporting periods beginning after June 30, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 605.
Revenue Recognition
In accordance with Topic 606, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services that are promised within each contract and identifies those that contain performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
All of the Company’s revenue from contracts with customers in scope of ASC 606 is recognized in noninterest income and included in our commercial and consumer banking segment. For the three months ended September 30, 2018, the Company recognized $261,000 in total deposit fees, which included $191,000 of fees from non-sufficient funds, both considered in scope of ASC 606, and $888,000 of noninterest income considered not in scope of ASC 606.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements, which are not statements of historical fact and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to:

•	the merger agreement with FS Bancorp may be terminated in accordance with its terms, and the merger may not be completed;

•	delays in closing our pending merger with FS Bancorp;

•	operating costs, customer and employee losses and business disruption related to the merger may be greater than expected;

•	we will be subject to business uncertainties and contractual restrictions while the merger is pending;

•	management time and effort will be diverted to completion of the proposed merger and merger-related matters;

•	termination of the merger agreement could negatively impact us;

•	the merger agreement requires us to pay a termination fee of $2.7 million under limited circumstances relating to alternative acquisition proposals;

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

Some of these and other factors are discussed in our 2018 Form10-K under Item 1A. “Risk Factors.” Such developments could have an adverse impact on our financial position and results of operations.

Any of the forward-looking statements that we make in this quarterly report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. Because of these and other uncertainties, our actual results for fiscal year 2019 and beyond may differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity, operating results and stock price performance.

Background and Overview

Anchor Bancorp is a bank holding company which primarily engages in the business activity of its subsidiary, Anchor Bank. Anchor Bank is a community-based savings bank primarily serving Western Washington through our 9 full-service banking offices located within Grays Harbor, Thurston, Lewis, and Pierce counties, and one loan production office located in King County, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences and loans for the construction of one-to-four family residences, as well as consumer loans, with an emphasis on home equity loans and lines of credit. Recently, we have been aggressively offering commercial real estate, multi-family, and construction loans primarily in Western Washington.

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by GAAP, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryback and carryforward periods available under tax law. Based upon the available evidence, we carried no valuation allowance at September 30, 2018. The tax provision for the period is equal to the net change in the net deferred tax asset from the beginning to the end of the period, less amounts applicable to the change in value related to securities available-for-sale. The effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from REO, deferred loan fees and costs, and loan loss reserves.

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

Comparison of Financial Condition at September 30, 2018 and June 30, 2018

General. Total assets increased by $9.2 million, or 2.0%, to $478.9 million at September 30, 2018 from $469.7 million at June 30, 2018. The increase in assets during this period was primarily a result of a $33.0 million, or 187.7% increase in cash and cash equivalents to $50.5 million at September 30, 2018 from $17.6 million at June 30, 2018, reflecting proceeds received from increased loan repayments. Partially offsetting the increase was a $22.7 million, or 5.8%, decrease in loans receivable, net to $369.3 million at September 30, 2018 from $392.0 million at June 30, 2018. Total liabilities increased $8.0 million, or 2.0%, to $410.2 million at September 30, 2018 compared to $402.2 million at June 30, 2018 primarily as the result of an increase in total deposits of $6.6 million, or 1.8%. In addition, we had an increase of $898,000 for advance payments by borrowers for taxes and insurance.

Assets. The following table details the increases and decreases in the composition of the Company's assets from June 30, 2018 to September 30, 2018:

	Balance at September 30, 2018	Balance at June 30, 2018	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Cash and cash equivalents	$50,546	$17,568	$32,978	187.7%
Securities, available-for-sale	16,817	17,725	(908)	(5.1)
Securities, held-to-maturity	3,287	3,584	(297)	(8.3)
Loans receivable, net of allowance for loan losses	369,291	392,044	(22,753)	(5.8)
Real estate owned, net	742	737	5	0.7

Cash and cash equivalents increased by $33.0 million, or 187.7%, to 50.5 million at September 30, 2018, from $17.6 million at June 30, 2018 due to an increase in deposits.

Securities available-for-sale decreased $908,000, or 5.1%, to $16.8 million at September 30, 2018 from $17.7 million at June 30, 2018. Securities held-to-maturity decreased $297,000 or 8.3%, to $3.3 million at September 30, 2018 from $3.6 million at June 30, 2018. Our securities portfolios are almost entirely comprised of mortgage-backed securities. The decreases in these portfolios were primarily the result of contractual principal repayments.

Loans receivable, net, decreased $22.8 million, or 5.8%, to $369.3 million at September 30, 2018 from $392.0 million at June 30, 2018 due primarily to a decrease in construction loans. Construction loans decreased $21.8 million, or 25.3%, to $64.1 million at September 30, 2018 from $85.9 million at June 30, 2018. There was $21.8 million in undisbursed construction loan commitments at September 30, 2018. Our construction loans are primarily for the construction of single-family properties and to a lesser extent, loans for the construction of multi-family and commercial properties. Commercial business loans decreased $7.2 million, or 35.6%, to $13.1 million at September 30, 2018 from $20.3 million at June 30, 2018. Multi-family loans decreased $1.3 million, or 2.3%, to $56.3 million at September 30, 2018 from $57.6 million at June 30, 2018. Land loans decreased $382,000, or 6.9%, to $5.1 million at September 30, 2018 from $5.5 million at June 30, 2018. These decreases were partially offset by an increase in commercial real estate loans of $6.4 million, or 4.3%, to $156.5 million at September 30, 2018 from $150.1 million at June 30, 2018. One-to-four family loans increased $1.3 million, or 2.1%, to $63.4 million at September 30, 2018 from $62.1 million at June 30, 2018. Consumer loans increased $251,000, or 1.6%, to $16.2 million at September 30, 2018 from $15.9 million at June 30, 2018.

Total delinquent loans (past due 30 days or more), decreased $500,000 to $1.5 million at September 30, 2018 from $2.0 million at June 30, 2018. Nonperforming loans, consisting solely of nonaccrual loans and primarily of one-to-four family loans, totaled $888,000 at September 30, 2018 as compared to $936,000 at June 30, 2018. Total classified loans consisting solely of substandard loans decreased $48,000, or 5.1%, to $888,000 at September 30, 2018 from $936,00 at June 30, 2018. The percentage of nonperforming loans, to total loans remained the same at September 30, 2018 and June 30, 2018.

As of September 30, 2018, the Company had three REO properties with an aggregate book value of $742,000 compared to two properties with an aggregate book value of $737,000 at June 30, 2018.

Liabilities. Total liabilities increased $8.0 million between June 30, 2018 and September 30, 2018. Deposits increased $6.6 million, or 1.8%, to $365.7 million at September 30, 2018 from $359.0 million at June 30, 2018, primarily due to increases of $11.6 million in interest-bearing demand deposits, $4.3 million in noninterest bearing demand deposits, and a $2.6 million in savings deposits partially offset by decreases of $7.6 million and $4.3 million in money market accounts and in certificates of deposit, respectively. The increase in demand deposits was the result of the Bank's deposit marketing campaign, as well as other deposit gathering activities.

The following table details the changes in deposit accounts at the dates indicated:

	Balance at September 30, 2018	Balance at June 30, 2018	Increase/(Decrease)
			Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$59,725	$55,381	$4,344	7.8%
Interest-bearing demand deposits	45,623	34,030	11,593	34.1
Money market accounts	52,222	59,863	(7,641)	(12.8)
Savings deposits	46,869	44,271	2,598	5.9
Certificates of deposit	161,218	165,476	(4,258)	(2.6)
Total deposit accounts	$365,657	$359,021	$6,636	1.8%

Stockholders' Equity. Total stockholders' equity increased $1.2 million, or 1.8%, to $68.7 million at September 30, 2018 from $67.4 million at June 30, 2018 primarily due to net income of $1.3 million, which was partially offset by a $117,000 increase in other comprehensive loss, net of tax.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

General. Net income for the three months ended September 30, 2018 was $1.3 million or $0.52 per diluted share compared to net income of $1.0 million or $0.43 per diluted share for the three months ended September 30, 2017.

Net Interest Income. Net interest income before the provision for loan losses increased $377,000, or 8.7%, to $4.7 million for the quarter ended September 30, 2018 compared to $4.3 million for the same period last year primarily due to a 41 basis point increase in the average yield on loans receivable, net.

The Company's net interest margin increased 15 basis points to 4.29% for the quarter ended September 30, 2018 compared to 4.14% for the quarter ended September 30, 2017. The average yield on loans receivable, net, increased 41 basis points to 5.72% for the quarter ended September 30, 2018 compared to 5.31% for the same period of the prior year, reflecting rate increases. The average yield on mortgage-backed securities increased to 2.23% for the quarter ended September 30, 2018 from 2.05% for the same period in the prior year primarily due to a decrease of large principal pay downs resulting in a decrease in amortization of premiums. The average yield on interest-earning assets increased 24 basis points to 5.29% from 5.05% for the quarters ended September 30, 2018 and 2017, respectively. The average cost of total deposits increased eight basis points to 1.21% for the quarter ended September 30, 2018 compared to 1.13% for the same period in the prior year. The average cost of interest-bearing liabilities increased 15 basis points to 1.29% for the quarter ended September 30, 2018 compared to 1.14% for the same period in the prior year, reflecting the increases in market interest rates over the last year.

The following table sets forth the changes to our net interest income for the three months ended September 30, 2018 compared to the same period in 2017. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, including fees	$400	$(5)	$395
Mortgage-backed securities	9	(24)	(15)
Investment securities, FHLB stock and cash and cash equivalents	19	120	139
Total net change in income on interest-earning assets	$428	$91	$519
Interest-bearing liabilities:
Savings deposits	$(1)	$1	$—
Interest-bearing demand deposits	1	—	1
Money market accounts	(8)	(19)	(27)
Certificates of deposit	12	85	97
FHLB advances	67	4	71
Total net change in expense on interest-bearing liabilities	71	71	142
Net change in net interest income	$357	$20	$377

Interest Income. Total interest income for the three months ended September 30, 2018 increased $519,000, or 9.8%, to $5.8 million from $5.3 million for the three months ended September 30, 2017. The increase during the period was primarily attributable to increases in the average yield on loans receivable, net. The average yield on loans receivable, net, increased 41 basis points to 5.72% during the three months ended September 30, 2018 compared to 5.31% for the same period in the prior year primarily due to the origination of new loans and repricing of variable rate loans at higher market interest rates. The increase during the period was also attributable to increases in the average balance and yield of cash and cash equivalents. The average balance of cash and cash equivalents, increased $25.6 million or 500.5% to $30.7 million during the quarter ended September 30, 2018 compared to the same quarter last year. The average yield on cash and cash equivalents increased 94 basis points to 1.88% during the three months ended September 30, 2018 compared to 0.94% for the same period in the prior year, primarily due to increases in the targeted federal funds interest rate. Average mortgage-backed securities declined $4.7 million to $20.7 million during the three months ended September 30, 2018 compared to the same period in the prior year. The average yield on mortgage-backed securities increased 18 basis points to 2.23% for the three months ended September 30, 2018 compared to 2.05% for the same period in the prior year primarily due to a decrease of large principal pay downs resulting in a decrease in amortization of premiums. Average interest-earning assets increased $20.5 million, or 4.9%, to $440.1 million for the three months ended September 30, 2018 compared to $419.6 million for the same period in 2017.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018		2017		Increase/(Decrease) in Interest and Dividend Income from 2017
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net (1)	$386,618	5.72%	$387,028	5.31%	$395
Mortgage-backed securities	20,673	2.23	25,378	2.05	(15)
Investment securities	154	5.19	164	7.32	(1)
FHLB stock	2,047	5.28	1,964	3.87	8
Cash and cash equivalents	30,657	1.88	5,105	0.94	132
Total interest-earning assets	$440,149	5.29%	$419,639	5.05%	$519

(1)	Nonaccruing loans have been included in the table as loans carrying a zero yield for the period that they have been on nonaccrual, calculated net of deferred loan fees and loans in process.

Interest Expense. Interest expense increased $142,000, or 14.9% to $1.1 million for the three months ended September 30, 2018 as compared to $951,000 for the three months ended September 30, 2017. The increase during the period was primarily attributable to the increase in the average balance of certificates of deposit. The average balance of certificates of deposit increased $17.0 million, or 11.6%, to $163.6 million during the quarter ended September 30, 2018 compared to $146.7 million for the same quarter last year. The average balance of money market accounts decreased $15.7 million, or 21.2%, to $58.2 million for the three months ended September 30, 2018 compared to $73.9 million for the same period of the prior year, reflecting our customers' preference for higher yielding certificates of deposit. Average interest-bearing liabilities increased $5.3 million, or 1.6%, to $338.8 million for the three months ended September 30, 2018 compared to $333.5 million for the same period in 2017 primarily due to the increase in deposits.

The following table details average balances, cost of funds and the change in interest expense for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018		2017		Increase/(Decrease) in Interest Expense from 2017
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$46,088	0.15%	$44,176	0.15%	$—
Interest-bearing demand deposits	33,857	0.05	32,977	0.04	1
Money market deposits	58,235	0.43	73,922	0.48	(27)
Certificates of deposit	163,643	2.03	146,678	2.00	97
FHLB advances	37,000	1.95	35,772	1.22	71
Total interest-bearing liabilities	$338,823	1.29%	$333,525	1.14%	$142

Provision for Loan Losses. In connection with its analysis of the loan portfolio, management determined that a $50,000 provision for loan losses was required for the three months ended September 30, 2018 compared to $75,000 for the same period last year, primarily reflecting loan credit quality and a decrease in our loan portfolio.

Nonperforming loans decreased to $888,000 at September 30, 2018, a decrease of $576,000 from $1.5 million at September 30, 2017. The ratio of nonperforming loans to total loans was 0.2% at September 30, 2018 compared to 0.4% at September 30, 2017. Total classified loans decreased $719,000, or 44.7%, to $888,000 at September 30, 2018 from $1.6 million at September 30, 2017. The allowance for loan losses of $4.4 million at September 30, 2018 represented 1.2% of total loans receivable and 497.8% of nonperforming loans. This compares to an allowance for loan losses of $4.4 million at June 30, 2018, representing 1.1% of total loans receivable and 466.9% of nonperforming loans.

Management considers the allowance for loan losses at September 30, 2018 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by our regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses at and for the three months ended September 30, 2018 and 2017:

	At or For the Three Months Ended September 30,

	2018	2017
	(Dollars in thousands)
Provision for loan losses	$50	$75
Net charge-offs	—	164
Allowance for loan losses	4,420	4,017
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	1.2%	1.0%
Nonaccrual and 90 days or more past due and still accruing interest	$888	$1,464
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	497.8%	274.4%
Nonaccrual and 90 days or more past due loans still accruing interest as a percentage of loans receivable at the end of the period	0.2%	0.4%
Total loans	$374,626	$388,532

We continue to restructure our delinquent loans, when appropriate, so our borrowers can continue to make payments while minimizing the Company's potential loss. As of September 30, 2018 and September 30, 2017, we have identified 22 and 25 loans, respectively, with aggregate net principal balances of $3.0 million and $4.3 million, respectively, as TDRs. At September 30, 2018 and September 30, 2017, there were $217,000 and $241,000, respectively, of TDRs included in nonperforming loans. At September 30, 2018 the Company had REO with a book value of $742,000 compared to $737,000 at June 30, 2018.

Noninterest Income. Noninterest income decreased $23,000, or 2.0%, to $1.1 million for the quarter ended September 30, 2018 compared to $1.2 million for the same period a year ago. The following table provides a detailed analysis of the changes in the components of noninterest income for the three months ended September 30, 2018 compared to the same period in 2017:

	Three Months Ended September 30,		Increase (decrease)

	2018	2017	Amount	Percent
	(Dollars in thousands)
Deposit service fees	$261	$313	$(52)	(16.6)%
Other deposit fees	194	199	(5)	(2.5)
Other loan fees	226	228	(2)	(0.9)
Gain on sale of loans	(2)	110	(112)	(101.8)
Bank owned life insurance investment	129	129	—	—
Other income	341	193	148	76.7
Total noninterest income	$1,149	$1,172	$(23)	(2.0)%

The decrease in noninterest income is primarily attributable to the $112,000, or 101.8%, decrease in sale of loans in the quarter ended September 30, 2018 to a loss of $2,000 compared to a gain of $110,000 for the same quarter a year ago due to no loan sales during the current quarter. The decrease was offset by an increase in other income of $148,000, or 76.7%, to $341,000, compared to the same quarter a year ago primarily due to $242,000 of prepayment penalties in the current quarter. Deposit service fees decreased $52,000, or 16.6% for the quarter ended September 30, 2018 compared to the same quarter last year due to our Shelton branch closure.

Noninterest Expense. For the three months ended September 30, 2018, noninterest expense increased $48,000, or 1.2%, to $4.0 million from $3.9 million for the three months ended September 30, 2017. The following table provides an analysis of the changes in the components of noninterest expense for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase (decrease)

	2018	2017	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$1,962	$2,084	$(122)	(5.9)%
General and administrative expenses	580	574	6	1.0
Merger expenses	266	34	232	682.4
Real estate impairment	50	—	50	—
Real estate holding costs	20	30	(10)	(33.3)
FDIC insurance premiums	47	36	11	30.6
Information technology	498	537	(39)	(7.3)
Occupancy and equipment	398	433	(35)	(8.1)
Deposit services	96	104	(8)	(7.7)
Marketing	59	91	(32)	(35.2)
Loss on sale of property, premises and equipment	—	5	(5)	(100.0)
Total noninterest expense	$3,976	$3,928	$48	1.2%

The increase was primarily due to a $232,000 increase in merger expenses due to our pending merger with FS Bancorp and a $50,000 REO impairment on a single-family property to reflect its fair market value. These increases were partially offset by a $122,000, or 5.9% decrease in, compensation expense and smaller decreases in nearly all other noninterest expenses. The decrease in compensation expense was primarily due to reduced staffing resulting from our Shelton branch closure and a $35,000 reduction in stock based compensation awarded under the Anchor Bancorp 2015 Equity Plan to $12,000 for the quarter ended September 30, 2018 from $47,000 for the quarter ended September 30, 2017.

Income Taxes. The provision for income taxes was $559,000 for the three months ended September 30, 2018, compared to $471,000 for the three months ended September 30, 2017, respectively. Since the Company has a fiscal year end of June 30th, the reduced federal corporate income tax rate from the Tax Act for fiscal year 2018 was the result of the application of a blended federal statutory tax rate of 28% and is now a flat 21% federal corporate income tax rate for fiscal 2019 and thereafter.
As a result, the effective federal and state income tax rate was 30% for the three months ended September, 2018 compared to 31% for the three months ended September 30, 2017.

At September 30, 2018, the Company had a net deferred tax asset of $3.2 million compared to $3.6 million at June 30, 2018. As of September 30, 2018, management deemed that a net deferred tax asset valuation allowance related to the Company’s deferred tax asset was not necessary.

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

We believe that our current liquidity position is sufficient to fund all of our existing commitments. At September 30, 2018, the total approved loan origination commitments outstanding were $581,000 and undisbursed construction loan commitments totaled $21.8 million. At the same date, unused lines of credit were $40.3 million.

For purposes of determining our liquidity position, we use the liquidity ratio, a regulatory measure of liquidity calculated as the total of net cash, short-term, and marketable assets divided by net deposits and short-term liabilities. Our Board of Directors has established a liquidity ratio target of 10%. For the three months ended September 30, 2018, our average liquidity ratio was 14.2%, which indicates we were above the liquidity standard set by our Board. Management believes the Bank's current liquidity position is adequate to meet foreseeable short and long term liquidity requirements.

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

Certificates of deposit scheduled to mature in one year or less at September 30, 2018 totaled $79.5 million. We had one brokered certificate of deposit for $5.0 million at September 30, 2018. Management's policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with us. In addition, we had the ability to borrow an additional $168.1 million from the FHLB of Des Moines. We also have a line of credit with the Federal Reserve Bank of San Francisco for $1.0 million which is collateralized with securities and a line of credit with Pacific Coast Bankers' Bank under which we have the ability to borrow an additional $5.0 million.

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

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. The Company's primary sources of income are dividends from the Bank, ESOP loan payments and ESOP loan interest income. During the three month period ended September 30, 2018, the Bank did not pay a dividend to the Company. At September 30, 2018, the Company (on an unconsolidated basis) had liquid assets of $2.9 million.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of September 30, 2018:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed (2)	Due in One Year
	(In thousands)
Commitments to originate loans (1)	$581	$581
Undisbursed portion of construction loans	21,752	21,752
Total loan commitments	$22,333	$22,333

Lines of credit
Fixed rate (3)	$12,608	$4,306
Adjustable rate	27,649	13,351
Undisbursed balance of lines of credit	$40,257	$17,657

(1)	Interest rates on fixed rate loans are 5.74% to 6.75%.

(2)	At September 30, 2018 there was $195 in reserves for unfunded commitments.

(3)	Includes standby letters of credit.

Operating lease commitment - The Bank leases space for a branch located in Puyallup, Washington. This lease runs for five years with the current lease expiring in 2020. The lease requires the Bank to pay all taxes, maintenance, and utility costs, as well as maintain certain types of insurance. The annual lease commitment for the next two years is as follows:

Year Ended June 30,
Amount
(In thousands)
2019	$64
2020	$37

Capital. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of September 30, 2018, the Bank exceeded all regulatory capital requirements with, Tier 1 Leverage-Based Capital, Common Equity Tier 1 Capital (CET1), Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios of 13.9%, 17.1%, 17.1%, and 18.2%, respectively. As of June 30, 2018 these ratios were 13.5%, 15.5%, 15.5%, and 16.6%, respectively. At September 30, 2018, the Bank met the requirements to be deemed "well-capitalized" under applicable regulatory guidelines.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at an amount more than 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount more than to 2.5% of risk-weighted assets in January 2019. As of September 30, 2018, the conservation buffer was an amount more than 1.875%.

Anchor Bancorp exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, CET1, Tier 1 Risk- Based Capital and Total Risk-Based Capital ratios of 14.8%, 18.1%, 18.1%, and 19.3%, respectively, as of September 30, 2018. As of June 30, 2018, these ratios were 14.4%, 16.6%, 16.6% and 17.7%, respectively.

The Bank's actual capital amounts and ratios at September 30, 2018 are presented in the following table:

Anchor Bank					Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
			Minimum Capital Requirement
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2018
Total capital (to risk-weighted assets)	$70,162	18.2%	$30,805	8.0%	$38,506	10.0%
Tier I capital (to risk-weighted assets)	$65,742	17.1%	$23,103	6.0%	$30,805	8.0%
Common equity tier 1 capital (to risk-weighted assets)	$65,742	17.1%	$17,328	4.5%	$25,029	6.5%
Tier I leverage capital (to average assets)	$65,742	13.9%	$18,923	4.0%	$23,654	5.0%

The actual regulatory capital amounts and ratios calculated for Anchor Bancorp as of September 30, 2018, were as follows:

Anchor Bancorp	Actual
	Amount	Ratio
	(Dollars in thousands)
September 30, 2018
Total capital (to risk-weighted assets)	$74,328	19.3%
Tier I capital (to risk-weighted assets)	$69,908	18.1%
Common equity tier 1 capital (to risk-weighted assets)	$69,908	18.1%
Tier I leverage capital (to average assets)	$69,908	14.8%

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

We generally have found that a number of our deposit accounts are less rate sensitive than others. Thus, when interest rates increase, the interest rates paid on these deposit accounts do not require a proportionate increase in order for us to retain them. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at September 30, 2018 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets
Basis Point Change in Rates						Market Value of Assets (4)
	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)
	(Dollars in thousands)
300	$67,069	$(961)	(1.41)%	15.14%	0.51%	$443,030
200	67,933	(97)	(0.14)	15.08	0.45	450,517
100	68,213	183	0.27	14.90	0.27	457,744
Base	68,030	—	—	14.63	—	464,851
(100)	66,501	(1,529)	(2.25)	14.10	(0.53)	471,551
___________

(1)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(2)	Calculated as the net portfolio value divided by the market value of assets (“net portfolio value ratio”).
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

The following table illustrates the change in net interest income that would occur in the event of an immediate change in interest rates at September 30, 2018, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change
	(Dollars in thousands)
300	$21,617	$1,630	8.2%
200	21,106	1,119	5.6
100	20,563	576	2.9
Base	19,987	—	—
(100)	19,125	(862)	(4.3)

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) There were no repurchases of the Company's outstanding shares during the quarter ended September 30, 2018 and at September 30, 2018, no shares were authorized to be purchased under a publicly announced plan.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K filed July 17, 2018.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 on October 24, 2008 (File No.333-154734).

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2015.

(4)	Filed as an exhibit to the Company's Current Report on Form 8-K filed May 22, 2014.

(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed January 22, 2015.

(6)	Filed as an exhibit to the Company's Registration Statement on Form S-8 dated December 8, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP

Date: November 5, 2018	/s/Jerald L. Shaw
Jerald L. Shaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2018	/s/Terri L. Degner
Terri L. Degner
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements